Form 10-Q
period 1996-09-30
PENNFED FINANCIAL SERVICES INC
filed 1996-11-13
CIK 920945

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the quarterly period ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the  transition  period from           to

                         Commission file number 0-24040


                        PENNFED FINANCIAL SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                  22-3297339
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

        622 Eagle Rock Avenue, West Orange, New Jersey             07052-2989
--------------------------------------------------------------------------------
           (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (201) 669-7366
--------------------------------------------------------------------------------

(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.
YES  [X]   NO[  ]

         As of November 1, 1996, there were 4,853,020 shares of the Registrant's Common Stock, par value $.01, outstanding.

PART I - Financial Information
Item 1.  Financial Statements

PennFed Financial Services, Inc. and Subsidiary
Consolidated Statements of Financial Condition
                                                                                      September 30,               June 30,
                                                                                          1996                     1996
                                                                                      ----------               ----------
                                                                                                (dollars in 000's)
Assets
Cash and cash equivalents.......................................................     $    12,443               $   11,629
Investment securities held to maturity, at amortized cost, market value of $16,475 and $21,502 at September 30, 1996 and
   June 30, 1996................................................................          16,289                   21,288
Mortgage-backed securities held to maturity, at amortized cost, market value of $331,751 and $344,331 at
   September 30, 1996 and June 30, 1996.........................................         331,238                  346,068
Loans held for sale.............................................................             ---                       88
Loans receivable, net of allowance for loan losses of $2,778 and
  $2,630 at September 30, 1996 and June 30, 1996................................         730,127                  652,483
Premises and equipment, net.....................................................          15,825                   16,035
Real estate owned, net..........................................................             968                    1,083
Federal Home Loan Bank of New York stock, at cost...............................           8,331                    8,052
Accrued interest receivable, net................................................           6,568                    6,742
Goodwill and other intangibles..................................................          17,794                   18,430
Other assets....................................................................           2,890                    4,626
                                                                                      ----------               ----------
                                                                                      $1,142,473               $1,086,524
                                                                                      ==========               ==========
Liabilities and Stockholders' Equity
Liabilities:
  Deposits......................................................................     $   853,989              $   836,416
  Federal Home Loan Bank of New York advances...................................         115,465                  105,000
  Other borrowings..............................................................          65,820                   41,700
  Mortgage escrow funds.........................................................           7,013                    5,930
  Due to banks..................................................................           6,429                    5,989
  Accounts payable and other liabilities........................................           3,609                      925
                                                                                     -----------              -----------
  Total liabilities.............................................................       1,052,325                  995,960
                                                                                     -----------              -----------

PennFed Financial Services, Inc. and Subsidiary
Consolidated Statements of Financial Condition
(continued)
                                                                                      September 30,               June 30,
                                                                                          1996                     1996
                                                                                      ----------               ----------
                                                                                                (dollars in 000's)

Stockholders' Equity:
  Serial preferred stock, $.01 par value, 7,000,000 shares
    authorized, no shares issued................................................             ---                      ---
  Common stock, $.01 par value, 15,000,000 shares authorized,
    5,950,000  shares issued and 4,853,020 and 4,823,665  shares  outstanding at
    September 30, 1996 and June 30, 1996  (excluding  shares held in treasury of
    1,096,980 and 1,126,335 at September 30, 1996 and June 30,1996).............              60                       60
  Additional paid-in capital....................................................          57,163                   57,057
  Restricted stock - Management Recognition Plan................................          (1,593)                  (1,316)
  Employee Stock Ownership Plan Trust debt......................................          (3,963)                  (4,061)
  Retained earnings, substantially restricted...................................          54,402                   55,172
  Treasury stock, at cost, 1,096,980 and 1,126,335 shares at
    September 30, 1996 and June 30, 1996........................................         (15,921)                 (16,348)
                                                                                     -----------               ----------
  Total stockholders' equity....................................................          90,148                   90,564
                                                                                     -----------               ----------
                                                                                      $1,142,473               $1,086,524
                                                                                      ==========               ==========
See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiary
Consolidated Statements of Income

                                                       Three months ended September 30,
                                                              1996           1995
                                                        -----------    -----------
                                                          (dollars in 000's, except
                                                           per share amounts)
Interest and Dividend Income:
  Interest and fees on loans ........................   $    13,344    $     9,582
  Interest and dividends on investment securities ...           501            561
  Interest on mortgage-backed securities ............         5,871          5,226
                                                        -----------    -----------
                                                             19,716         15,369
                                                        -----------    -----------
Interest Expense:
  Deposits ..........................................         9,475          7,920
  Borrowed funds ....................................         2,355            848
                                                        -----------    -----------
                                                             11,830          8,768
                                                        -----------    -----------
Net Interest and Dividend Income Before Provision
  for Loan Losses ...................................         7,886          6,601
Provision for Loan Losses ...........................           175            110
                                                        -----------    -----------
Net Interest and Dividend Income After
  Provision for Loan Losses .........................         7,711          6,491
                                                        -----------    -----------

Non-Interest Income:
  Service charges ...................................           440            423
  Net (loss) gain from real estate operations .......          (115)            80
  Other .............................................            84             61
                                                        -----------    -----------
                                                                409            564
                                                        -----------    -----------
Non-Interest Expenses:
  Compensation and employee benefits ................         1,919          1,902
  Net occupancy expense .............................           273            277
  Equipment .........................................           385            394
  Advertising .......................................           113             50
  Amortization of intangibles .......................           636            668
  Federal deposit insurance premium .................           458            421
  SAIF recapitalization assessment ..................         4,813           --
  Other .............................................           638            625
                                                        -----------    -----------
                                                              9,235          4,337
                                                        -----------    -----------

(Loss) Income Before Income Taxes ...................        (1,115)         2,718
Income Tax (Benefit) Expense ........................          (346)         1,070
                                                        -----------    -----------

Net (Loss) Income ...................................   $      (769)   $     1,648
                                                        ===========    ===========

PennFed Financial Services, Inc. and Subsidiary
Consolidated Statements of Income
(continued)

                                                      Three months ended September 30,
                                                            1996           1995
                                                        -----------    -----------
                                                        (dollars in 000's, except
                                                         per share amounts)
Weighted average number of common shares outstanding:
  Primary ...........................................     4,636,176      5,326,050
                                                        ===========    ===========
  Fully diluted .....................................     4,658,203      5,333,190
                                                        ===========    ===========

Net (loss) income per common share:
  Primary ...........................................   $     (0.17)   $      0.31
                                                        ===========    ===========
  Fully diluted .....................................   $     (0.17)   $      0.31
                                                        ===========    ===========

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiary
Consolidated Statements of Cash Flows
                                                                   Three months ended
                                                                       September 30,
                                                                  --------------------
                                                                     1996        1995
                                                                  ---------   --------
                                                                   (dollars in 000's)
Cash Flows From Operating Activities:
  Net (loss) income ...........................................   ($   769)   $  1,648
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Proceeds from sales of loans available for sale .............        348        --
  Originations of loans available for sale ....................       (260)       --
  Loss (gain) on sales of real estate owned ...................          8         (73)
  Amortization of investment and mortgage-backed
    securities premiums, net ..................................         70         189
  Depreciation and amortization ...............................        315         333
  Provision for losses on loans and real estate owned .........        260          75
  Amortization of cost of stock plans .........................        352         238
  Amortization of intangibles .................................        636         668
  Amortization of premiums on loans and loan fees .............         59          88
  Decrease in accrued interest receivable, net of
    accrued interest payable ..................................      1,091         750
  Decrease in other assets ....................................      1,735         642
  Increase (decrease) in accounts payable and other liabilities      2,684        (858)
  Increase in mortgage escrow funds ...........................      1,083         175
  Increase in due to banks ....................................        440         408
  Other, net ..................................................          2           5
                                                                  --------    --------
  Net cash provided by operating activities ...................      8,054       4,288
                                                                  --------    --------
Cash Flows From Investing Activities:
  Proceeds from maturities of investment securities ...........      5,000         200
  Purchases of investment securities ..........................       --       (10,000)
  Net outflow from loan originations net of principal
    repayments of loans .......................................    (28,935)     (5,290)
  Purchases of loans ..........................................    (49,034)    (25,008)
  Proceeds from principal repayments of
    mortgage-backed securities ................................     14,759      14,232
  Purchases of mortgage-backed securities .....................       --       (20,915)
  Purchases of premises and equipment .........................       (104)       (109)
  Proceeds from sales of real estate owned ....................        112         817
  Purchases of Federal Home Loan Bank of New York stock .......       (278)       --
                                                                  --------    --------
  Net cash used in investing activities .......................    (58,480)    (46,073)

PennFed Financial Services, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(continued)
                                                                   Three months ended
                                                                       September 30,
                                                                  --------------------
                                                                     1996        1995
                                                                  ---------   --------
                                                                   (dollars in 000's)

Cash Flows From Financing Activities:
  Net increase in deposits ....................................     16,655       8,806
  Advances from the Federal Home Loan Bank of
    New York and other borrowings .............................     34,585      35,270
                                                                  --------    --------
  Net cash provided by financing activities ...................     51,240      44,076
                                                                  --------    --------
Net Increase in Cash and Cash Equivalents .....................        814       2,291
Cash and Cash Equivalents, Beginning of Period ................     11,629       9,736
                                                                  --------    --------
Cash and Cash Equivalents, End of Period ......................   $ 12,443    $ 12,027
                                                                  ========    ========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
  Interest ....................................................   $ 10,913    $  7,946
                                                                  ========    ========
  Income taxes ................................................   $    --     $    383
                                                                  ========    ========

Supplemental Schedule of Non-Cash Activities:
  Transfer of loans receivable to real estate owned, net.......   $     90    $    110
                                                                  ========    ========
  Unrealized gain on investment securities available
    for sale ..................................................   $    --     $     10
                                                                  ========    ========

See notes to consolidated financial statements.

                 PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation

The interim consolidated financial statements of PennFed Financial Services, Inc. ("PennFed") and subsidiary (with its subsidiary, the "Company") include the accounts of PennFed and Penn Federal Savings Bank (the "Bank"), its wholly-owned subsidiary. These interim consolidated financial statements included herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1996. The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. There were no adjustments of a non-recurring nature recorded during the three months ended September 30, 1996 and 1995. The interim results of operations presented are not necessarily indicative of the results for the full year.

When necessary, reclassifications have been made to conform to current period presentation.

2.  Adoption of Recently Issued Accounting Standards

Effective July 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS 122"). SFAS 122 amends Statement of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage Banking Activities," to require that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, regardless of how those servicing rights are acquired. The adoption of SFAS 122 did not have an effect on the financial condition or results of operations of the Company.

Also effective July 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 requires companies to measure employee stock compensation plans based on the fair value method of accounting or continue to apply Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," ("APB25") and provide pro forma footnote disclosures under the fair value method in SFAS
123. The Company will continue to account for employee stock compensation under APB 25, and, therefore, the adoption of SFAS 123 did not have an effect on the Company's financial condition or results of operations.

3. Stockholders' Equity and Regulatory Capital

The following is a reconciliation of the Bank's capital under generally accepted accounting principles ("GAAP") and its tangible, core and risk-based capital at September 30, 1996:

                                                   Tangible                       Core                     Risk-Based
                                                   Capital    Percentage        Capital    Percentage       Capital    Percentage
                                                   -------    ----------        -------    ----------       -------    ----------
                                                                                 (dollars in 000's)
GAAP capital................................      $ 81,649       7.10%        $  81,649       7.10%       $  81,649        7.10%
Goodwill....................................        (1,785)                      (1,785)                     (1,785)
Deposit premium intangible..................       (16,009)                     (16,009)                    (16,009)
Excess qualifying purchased mortgage
  loan servicing rights.....................           (20)                         (20)                        (20)
Qualifying intangible assets................           ---                          589                         589
Allowances for loan and lease
  losses....................................           ---                          ---                       2,290
Equity investments and investments in
  real estate required to be deducted.......           ---                          ---                         (50)
                                                  ---------                 -------------                  ----------
Regulatory capital..........................        63,835       5.64            64,424       5.69           66,664       12.75
Minimum capital requirement.................        16,984       1.50            45,315       4.00           41,837        8.00
                                                   --------      ----          --------       ----          --------      -----

Regulatory capital-excess...................       $46,851       4.14%        $  19,109       1.69%       $  24,827        4.75%
                                                   =======       ====         =========       ====        =========        ====

4. Subsequent Event

On October 25, 1996, the Company announced that a quarterly cash dividend of $0.07 per share will be paid on November 29, 1996 to stockholders of record on November 14, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company's results of operations are dependent primarily on net interest income, which is the difference between the income earned on its loan, securities and investment portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Company's provision for loan losses and the net gain (loss) from real estate operations. General economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities also significantly affect the Company's results of operations. Future changes in applicable law, regulations or government policies may also have a material impact on the Company.

The deposits of savings associations, such as the Bank, are presently insured by the Savings Association Insurance Fund (the "SAIF"), which, along with the Bank Insurance Fund (the "BIF"),are the two insurance funds administered by the Federal Deposit Insurance Corporation ("FDIC"). Financial institutions which are members of the BIF have been experiencing substantially lower deposit insurance premiums because the BIF has achieved its required level of reserves while the SAIF has not yet achieved its required reserves. As a result of legislation signed into law on September 30, 1996, the SAIF recapitalization plan provides for a one-time assessment of 0.657% of deposits to be imposed on all SAIF insured institutions to enable the SAIF to achieve its required level of reserves. The assessment was based on deposits as of March 31, 1995, and the Bank's special assessment amounts to approximately $4.8 million, or $3.1 million, net of taxes. Accordingly, this special one-time SAIF recapitalization assessment significantly increased non-interest expenses and adversely effected the Company's results of operations for the three months ended September 30, 1996. Following the recapitalization assessment, future deposit insurance premiums will be decreased significantly, to as low as 0.0654% from the 0.23% of deposits currently paid by the Bank, and will have the effect of reducing non-interest expenses for future periods.

Financial Condition

Total assets increased $55.9 million, or 5.1%, to $1.142 billion at September 30, 1996 from total assets of $1.087 billion at June 30, 1996. The increase was primarily attributable to a $77.6 million increase in net loans receivable, particularly in the Company's one- to four-family first mortgage loan portfolio. At September 30, 1996, net loans receivable were $730.1 million compared to $652.5 million at June 30, 1996. The increase in loans receivable was funded by retail deposit growth, additional medium-term Federal Home Loan Bank of New York ("FHLB of New York") advances and increased other borrowings as well as maturities on investment securities and principal payments on mortgage-backed securities.

Non-performing assets at September 30, 1996 totaled $7.5 million, representing 0.66% of total assets, compared to $7.3 million, or 0.67% of total assets, at June 30, 1996. Non-performing loans increased to $6.5 million, however, the ratio of non-performing loans to total loans decreased to 0.89% of total loans, at September 30, 1996 as compared to $6.2 million, or 0.94% of total loans, at June 30, 1996. Real estate owned decreased to $968,000 at September 30, 1996 from $1.1 million at June 30, 1996.

Deposits increased $17.6 million to $854.0 million at September 30, 1996 from $836.4 million at June 30, 1996. FHLB of New York advances were $115.5 million at September 30, 1996, a $10.5 million increase from $105.0 million at June 30, 1996. In addition, at September 30, 1996 the Company had $65.8 million of other borrowings, consisting of short-term and overnight borrowings, compared to $41.7 million of other borrowings at June 30, 1996.

Stockholders' equity at September 30, 1996 totaled $90.1 million compared to $90.6 million at June 30, 1996. The decrease reflects the net loss, attributable to the one-time SAIF recapitalization assessment, recorded for the three months ended September 30, 1996.

Results of Operations

General. For the three months ended September 30, 1996 the Company recorded a net loss of $0.8 million, or a net loss of $0.17 per share, including the effects of the one-time SAIF recapitalization assessment. The SAIF recapitalization assessment for the Company totaled $4.8 million, or an after-tax cost of $3.1 million, or $0.66 per share. The results, excluding the effects of the SAIF assessment, would have compared favorably to net income of $1.6 million, or $0.31 per share, for the three months ended September 30, 1995.

Interest and Dividend Income. Interest and dividend income for the three months ended September 30, 1996 increased to $19.7 million from $15.4 million for the three months ended September 30, 1995. The increase in the current year period was due to an increase in average interest-earning assets, primarily residential loans, and to a lesser extent, an increase in the average yield earned on interest-earning assets. Average interest-earning assets were $1.1 billion for the three months ended September 30, 1996, versus $824.9 million for the comparable prior year period. The average yield earned on interest-earning assets increased to 7.50% for the three months ended September 30, 1996 from 7.45% for the prior year period.

Interest income on residential one- to four-family mortgage loans for the three months ended September 30, 1996 increased $3.8 million, or 49.9%, when compared to the prior year period. The increase in interest income on residential one- to four-family mortgage loans was due to an increase of $205.3 million in the average balance outstanding for the three months ended September 30, 1996 over the prior year period. The increase in the average balance on residential one- to four-family mortgage loans was partially offset by a decrease of 0.11% in the average yield earned on this loan portfolio for the three months ended September 30, 1996 from the comparable prior year period.

Interest income on the mortgage-backed securities portfolio increased $0.6 million, or 12.3%, for the three months ended September 30, 1996 as compared to the prior year period. The increase in interest income on mortgage-backed securities primarily reflects increases in the average balance outstanding of $18.1 million for the three months ended September 30, 1996 over the comparable prior year period. In addition, the average yield earned on these securities increased 0.41% for the current year period when compared to the three months ended September 30, 1995.

Interest on investment securities and other interest-earning assets decreased $59,000 for the three months ended September 30, 1996 from the comparable prior year period due to a decrease in the average balance outstanding for the current year period and a decrease in the average yield earned on these securities.

Interest Expense. Interest expense increased to $11.8 million for the three months ended September 30, 1996 from $8.8 million for the comparable 1995 period. The increase was attributable to an increase in total average interest-bearing liabilities coupled with an increase in the Company's cost of funds. Average interest-bearing liabilities increased $225.4 million for the three months ended September 30, 1996 compared to the 1995 period. The average rate paid on interest-bearing liabilities increased to 4.70% for the three months ended September 30, 1996 from 4.50% for the comparable prior year period.

Net Interest and Dividend Income. Net interest and dividend income for the three months ended September 30, 1996 was $7.9 million, reflecting an increase from $6.6 million recorded in the comparable prior year period. The increase reflects the Company's growth in assets, primarily in residential one- to four-family mortgage loans. The net interest rate spread was 2.80% for the three months ended September 30, 1996 and 2.95% for the three months ended September 30, 1995. Net interest margin for the three months ended September 30, 1996 was 3.00%, a decline from 3.20% during the comparable prior year period. While the interest rate environment of recent years has proven beneficial to most financial institutions, including the Company, increases in market rates of interest generally adversely affect the net interest income of most financial institutions. Since the Company's liabilities generally reprice more quickly than its assets, interest margins will likely decrease if interest rates rise.

Provision for Loan Losses. The provision for loan losses for the three months ended September 30, 1996 was $175,000 compared to $110,000 for the prior year period. The allowance for loan losses at September 30, 1996 of $2.8 million reflects a $148,000 increase from the June 30, 1996 level. The allowance for loan losses as a percentage of non-performing loans was 42.47% at September 30, 1996, compared to 42.52% at June 30, 1996.

Non-Interest Income. For the three months ended September 30, 1996 non-interest income was $409,000 compared to $564,000 for the prior year period. The decrease was primarily due to a net loss from real estate operations of $115,000 for the three months ended September 30, 1996 compared to a net gain from real estate operations of $80,000 for the prior year period. The decrease in real estate operations reflects additional reserves established in accordance with internal policies and guidelines on real estate properties currently owned by the Company.

Non-Interest Expenses. The Company's non-interest expenses were $9.2 million for the three months ended September 30, 1996 and include $4.8 million for the one-time SAIF recapitalization assessment. Excluding this SAIF assessment, non-interest expenses for the three months ended September 30, 1996 would have been relatively unchanged from the $4.3 million reported for the three months ended September 30, 1995. The Company's non-interest expenses, excluding the SAIF assessment, as a percent of average assets declined to 1.60% for the three months ended September 30, 1996 from 1.97% for the comparable prior year period.

As noted above, future deposit insurance premiums are expected to decrease significantly, to as low as 0.0654% from the 0.23% of deposits currently paid by the Bank, and will have the effect of reducing non-interest expenses for future periods.

Income Tax Expense. For the three months ended September 30, 1996, the Company recorded an income tax benefit of $346,000. Excluding the effects of the one-time SAIF recapitalization assessment, income tax expense of $1.4 million was recorded for the 1996 period, compared to income tax expense of $1.1 million for the prior year period. Excluding the effect of the one-time SAIF recapitalization assessment, the effective tax rate was 38.2% for the three month period ended September 30, 1996 and 39.4% for the three months ended September 30, 1995.

Analysis of Net Interest Income

The following table sets forth certain information relating to the Company's consolidated statements of financial condition and the consolidated statements of income for the three months ended September 30, 1996 and 1995, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived from average daily balances. The average balance of loans receivable includes non-accruing loans. The yields and costs include fees which are considered adjustments to yields.

                                                                             Three Months Ended September 30,
                                                                       1996                                      1995
                                                         ----------------------------------     -----------------------------------
                                                           Average      Interest                  Average      Interest
                                                         Outstanding     Earned/    Yield/      Outstanding     Earned/     Yield/
                                                           Balance        Paid      Rate(1)       Balance        Paid       Rate(1)
                                                                                    (dollars in 000's)
Interest-earning assets:
  One- to four-family mortgage loans.................    $  598,942       $11,317     7.56%        $393,600      $ 7,548     7.67%
  Commercial and multi-family real
    estate loans.....................................        52,305         1,212     9.27           48,949        1,208     9.88
  Consumer loans.....................................        34,200           815     9.45           32,781          826    10.00
                                                         ----------       -------                  --------      -------
    Total loans receivable...........................       685,447        13,344     7.79          475,330        9,582     8.06
  Mortgage-backed securities.........................       338,772         5,871     6.93          320,656        5,226     6.52
  Investment securities and other....................        27,997           501     7.17           28,865          561     7.77
                                                         ----------       -------                  --------      -------
    Total interest-earning assets....................     1,052,216       $19,716     7.50          824,851      $15,369     7.45
                                                                          =======                                =======
  Non-interest earning assets........................        53,952                                  53,992
                                                         ----------                                --------
    Total assets.....................................    $1,106,168                                $878,843
                                                         ==========                                ========

Deposits and borrowings:
 Money market and demand deposits....................        78,935       $   236     1.19%        $ 80,477      $   365     1.80%
 Savings deposits....................................       176,793           998     2.24          186,901        1,072     2.28
 Certificate of deposit accounts.....................       583,823         8,241     5.60          448,740        6,483     5.73
                                                         ----------       -------                  ---------     -------
   Total deposits....................................       839,551         9,475     4.48          716,118        7,920     4.39
 FHLB of New York advances...........................       106,394         1,629     6.07           37,556          557     5.88
 Other borrowings....................................        52,497           726     5.41           19,388          291     5.88
                                                         ----------       --------                 --------      -------
   Total deposits and borrowings.....................       998,441       $11,830     4.70          773,062      $ 8,768     4.50
                                                                          =======                                =======
 Other liabilities...................................        15,687                                  10,715
                                                         ----------                                --------
   Total liabilities.................................     1,014,129                                 783,777
 Stockholders' equity................................        92,039                                  95,066
                                                         ----------                                --------
   Total liabilities and stockholders' equity........    $1,106,168                                $878,843
                                                         ==========                                ========
Net interest income and net interest rate
    spread...........................................                     $ 7,886     2.80%                      $ 6,601     2.95%
                                                                          =======     ====                       =======     ====

Net interest-earning assets and interest
    margin...........................................     $  53,774                   3.00%        $51,789                  3.20%
                                                          =========                   ====         =======                  ====

Ratio of interest-earning assets to
    deposits and borrowings..........................        105.39%                                106.70%
                                                         ==========                                ========
(1)  Annualized.

Non-Performing Assets

The table below sets forth the Company's amounts and categories of non-performing assets and troubled debt restructured loans. Loans are placed on non-accrual status when the collection of principal and/or interest become delinquent more than 90 days. Foreclosed assets include assets acquired in settlement of loans and are shown net of valuation allowances. All of the Company's troubled debt restructured loans are performing according to their modified terms.

                                                                     September 30,           June 30,
                                                                         1996                  1996
                                                                         ----                  ----
                                                                             (dollars in 000's)
Non-performing loans:
  One- to four-family .............................................     $4,310                $4,009
  Commercial and multi-family real estate .........................      1,027                   913
  Consumer ........................................................      1,204                 1,264
                                                                        ------                ------
    Total non-performing loans ....................................      6,541                 6,186
                                                                        ------                ------

Real estate owned, net ............................................        968                 1,083
                                                                        ------                ------
    Total non-performing assets ...................................      7,509                 7,269

Troubled debt restructured loans ..................................      2,332                 2,340
                                                                        ------                ------
    Total risk elements ...........................................     $9,841                $9,609
                                                                        ======                ======

Non-performing loans as a percentage of total  loans ..............       0.89%                 0.94%
                                                                        ======                ======
Non-performing assets as a percentage of  total assets ............       0.66%                 0.67%
                                                                        ======                ======
Total risk elements as a percentage of  total assets ..............       0.86%                 0.88%
                                                                        ======                ======

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based upon management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, loan classifications, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience, and other factors that warrant recognition in providing for an adequate loan loss allowance.

Real estate properties acquired through foreclosure are recorded at the lower of cost or estimated fair value less costs to dispose of such properties. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on real estate owned is established by a charge to operations.

Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowances will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to record additions to the allowance level based upon their judgement of the information available to them at the time of their examination. At September 30, 1996, the Company had a total allowance for loan losses of $2.8 million representing 42.47% of total non-performing loans.

Interest Rate Sensitivity Analysis

Interest Rate Gap. The interest rate risk inherent in assets and liabilities may be determined by analyzing the extent to which such assets and liabilities are "interest rate sensitive" and by measuring an institution's interest rate sensitivity "gap". An asset or liability is said to be interest rate sensitive within a defined time period if it matures or reprices within that period. The difference or mismatch between the amount of interest-earning assets maturing or repricing within a defined period and the amount of interest-bearing liabilities maturing or repricing within the same period is defined as the interest rate sensitivity gap. In an attempt to manage its exposure to changes in interest rates, management closely monitors the Company's exposure to interest rate risk.

At September 30, 1996, the Company's total interest-bearing liabilities maturing or repricing within one year exceeded its total interest-earning assets maturing or repricing within one year by $132.0 million, representing a one year negative gap of 11.55% of total assets. At June 30, 1996, the one year negative gap was 13.97% of total assets. As a result of having a negative gap, the yield on the Company's interest-earning assets may adjust to changes in interest rates at a slower rate than the cost of its interest-bearing liabilities. During a period of rising interest rates, a negative gap would tend to result in a decrease in net interest income. The opposite tendency would be expected during a period of declining interest rates.

In evaluating the Company's exposure to interest rate risk, certain shortcomings inherent in the method of analysis must be considered. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market interest rates. Additionally, certain assets, such as adjustable rate mortgages, have features which restrict changes in interest rates in the short-term and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the gap position. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. The Company considers all of these factors in monitoring its exposure to interest rate risk.

Net Portfolio Value. The Company's interest rate sensitivity is also monitored by management through selected interest rate risk ("IRR") measures produced by the Office of Thrift Supervision ("OTS"). Using data from the Bank's quarterly Thrift Financial Reports, the OTS measures the Company's IRR by modeling the change in net portfolio value ("NPV") over a variety of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. An NPV ratio, in any interest rate scenario, is defined as the NPV in that rate scenario divided by the market value of assets in the same scenario.

The IRR measures used by the OTS include an IRR "Exposure Measure" or "Post-Shock" NPV ratio and a "Sensitivity Measure." A low "Post-Shock" NPV ratio indicates greater exposure to IRR. Greater exposure can result from a low initial NPV ratio or high sensitivity to changes in interest rates. The Sensitivity Measure is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline.

As of June 30, 1996 (the latest date for which information is available), the Company's initial NPV ratio, as measured by the OTS, was 6.95%. Following a 2% increase in interest rates, the Company's "Post-Shock" NPV ratio was 3.20%. The change in the NPV ratio or the Company's Sensitivity Measure was 3.75%. Had the OTS final rule with respect to interest rate risk exposure been effective, the increased capital requirement necessary to compensate for the greater than 2% change in the NPV would have had no effect on the Bank's ability to comply with its risk-based capital requirement.

Management reviews the quarterly OTS measurements and compares them to evaluations produced on a quarterly basis through internally generated simulation models. In addition to monitoring selected measures on NPV, management also monitors effects on net interest income resulting from parallel and non-parallel increases or decreases in rates. These measures are used in conjunction with NPV measures to identify excessive IRR.

At September 30, 1996, based on its internally generated simulation models, the Company's consolidated net interest income projected for one year forward decreased $5.0 million or 14.0% from the base case, or current market, as a result of an immediate and sustained 2% increase in interest rates.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, and borrowings from the FHLB of New York. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are more influenced by interest rates, general economic conditions and competition. The Company has competitively set rates on deposit products for selected terms and, when necessary, has supplemented deposits with longer term or less expensive alternative sources of funds.

Federal regulations require the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 5% of net withdrawable deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, accrued interest receivable, certain time deposits, U.S. Treasury and Government agencies and other securities and obligations generally having remaining maturities of less than five years. The Company's most liquid assets are cash and cash equivalents, short term investments and mortgage-backed securities. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At September 30, 1996 and June 30, 1996, the Bank's liquidity ratios were 12.85% and 15.17%, respectively, both in excess of the 5% minimum regulatory requirement.

The Company uses its liquid resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to purchase loans and securities, to fund existing and future loan commitments, and to meet operating expenses. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

In addition to cash provided by operating activities, the Company's cash needs for the three months ended September 30, 1996 and 1995 were principally provided by increased deposits and an increase in advances from the FHLB of New York and other borrowings. For the three months ended September 30, 1996 and 1995, the cash provided was principally used for investing activities, which included the origination and purchase of loans.

Current regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percentage of risk adjusted assets; a leverage ratio of core capital to total adjusted assets; and a tangible capital ratio expressed as a percentage of total adjusted assets. As of September 30, 1996, the Bank substantially exceeded all regulatory capital standards (see Note
3. - Stockholders' Equity and Regulatory Capital, in the Notes to Consolidated Financial Statements).

PART II - Other Information

Item 1.      Legal Proceedings
             None.

Item 2.      Changes in Securities
             None.

Item 3.      Defaults Upon Senior Securities
             None.

Item 4.      Submission of Matters to a Vote of Security Holders
             None.

Item 5.    Other Information
             None.

Item 6.    Exhibits and Reports on Form 8-K
             None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PENNFED FINANCIAL SERVICES, INC.



Date: November 13, 1996                  By:/s/ Joseph L. LaMonica
                                            ----------------------
                                                Joseph L. LaMonica
                                                President and Chief
                                                Executive Officer




Date: November 13, 1996                  By:/s/ Lucy T. Tinker
                                            ------------------
                                                Lucy T. Tinker
                                                Executive Vice President and
                                                Chief Operating Officer
                                                (Principal Financial Officer)





Date: November 13, 1996                  By:/s/ Jeffrey J. Carfora
                                            ----------------------
                                                Jeffrey J. Carfora
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Accounting Officer)

PennFed Financial Services, Inc. and Subsidiary
Index of Exhibits

Exhibit

11.  Statement regarding computation of per share earnings

27.  Financial Data Schedule