Form 10-Q
period 1996-12-31
PENNFED FINANCIAL SERVICES INC
filed 1997-02-13
CIK 920945

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the quarterly period ended December 31, 1996

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

         As  of  February  10,  1997,   there  were  4,820,720   shares  of  the
Registrant's Common Stock, par value $.01, outstanding.

PART I - Financial Information
Item 1.  Financial Statements

PennFed Financial Services, Inc. and Subsidiary
Consolidated Statements of Financial Condition
                                                                       December 31,      June 30,
                                                                           1996            1996
                                                                      -----------    -----------
                                                                           (dollars in 000's)
Assets
Cash and cash equivalents .........................................   $     9,495    $    11,629
Investment securities held to maturity, at amortized cost, market value of $8,428 and $21,502 at December 31, 1996 and
   June 30, 1996 ..................................................         8,289         21,288
Mortgage-backed securities held to maturity, at amortized cost, market value of $319,853 and $344,331 at
   December 31, 1996 and June 30, 1996 ............................       316,796        346,068
Loans held for sale ...............................................           121             88
Loans receivable, net of allowance for loan losses of $2,732 and
  $2,630 at December 31, 1996 and June 30, 1996 ...................       824,953        652,483
Premises and equipment, net .......................................        15,641         16,035
Real estate owned, net ............................................           795          1,083
Federal Home Loan Bank of New York stock, at cost .................         9,636          8,052
Accrued interest receivable, net ..................................         6,553          6,742
Goodwill and other intangibles ....................................        17,164         18,430
Other assets ......................................................         4,236          4,626
                                                                      -----------    -----------
                                                                      $ 1,213,679    $ 1,086,524
                                                                      ===========    ===========
Liabilities and Stockholders' Equity
Liabilities:
  Deposits ........................................................   $   875,026    $   836,416
  Federal Home Loan Bank of New York advances .....................       145,465        105,000
  Other borrowings ................................................        86,755         41,700
  Mortgage escrow funds ...........................................         7,015          5,930
  Due to banks ....................................................         7,106          5,989
  Accounts payable and other liabilities ..........................           563            925
                                                                      -----------    -----------
  Total liabilities ...............................................     1,121,930        995,960
                                                                      -----------    -----------

PennFed Financial Services, Inc. and Subsidiary
Consolidated Statements of Financial Condition (continued)
                                                                       December 31,      June 30,
                                                                           1996            1996
                                                                      -----------    -----------
                                                                           (dollars in 000's)
Stockholders' Equity:
  Serial preferred stock, $.01 par value, 7,000,000 shares
    authorized, no shares issued ..................................          --             --
  Common stock, $.01 par value, 15,000,000 shares authorized,
    5,950,000    shares issued and 4,820,720 and 4,823,665
    shares  outstanding at December  31, 1996 and
    June 30, 1996  (excluding  shares held in treasury of 1,129,280
    and 1,126,335 at December 31, 1996 and June 30,1996) ..........            60             60
  Additional paid-in capital ......................................        57,259         57,057
  Restricted stock - Management Recognition Plan ..................        (1,593)        (1,316)
  Employee Stock Ownership Plan Trust debt ........................        (3,866)        (4,061)
  Retained earnings, substantially restricted .....................        56,459         55,172
  Treasury stock, at cost, 1,129,280 and 1,126,335 shares at
    December 31, 1996 and June 30, 1996 ...........................       (16,570)       (16,348)
                                                                      -----------    -----------
  Total stockholders' equity ......................................        91,749         90,564
                                                                      -----------    -----------
                                                                       $1,213,679     $1,086,524
                                                                       ==========     ==========


See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiary
Consolidated Statements of Income

                                                                Three months ended                 Six months ended
                                                                    December 31,                     December 31,
                                                          ----------------------------     ----------------------------
                                                               1996             1995            1996             1995
                                                                    (dollars in 000's, except per share amounts)
Interest and Dividend Income:
  Interest and fees on loans ........................     $    14,970      $    10,456     $    28,314      $    20,038
  Interest and dividends on investment securities ...             369              617             870            1,178
  Interest on mortgage-backed securities ............           5,640            5,539          11,511           10,765
                                                          -----------      -----------     -----------      -----------
                                                               20,979           16,612          40,695           31,981
                                                          -----------      -----------     -----------      -----------
Interest Expense:
  Deposits ..........................................           9,968            8,298          19,443           16,218
  Borrowed funds ....................................           3,003            1,179           5,358            2,027
                                                          -----------      -----------     -----------      -----------
                                                               12,971            9,477          24,801           18,245
                                                          -----------      -----------     -----------      -----------
Net Interest and Dividend Income Before Provision
  for Loan Losses ...................................           8,008            7,135          15,894           13,736
Provision for Loan Losses ...........................             152              150             327              260
                                                          -----------      -----------     -----------      -----------
Net Interest and Dividend Income After
  Provision for Loan Losses .........................           7,856            6,985          15,567           13,476
                                                          -----------      -----------     -----------      -----------

Non-Interest Income:
  Service charges ...................................             406              396             846              819
  Net gain (loss) from real estate operations .......             (55)              34            (170)             114
  Other .............................................              54              154             138              215
                                                          -----------      -----------     -----------      -----------
                                                                  405              584             814            1,148
                                                          -----------      -----------     -----------      -----------
Non-Interest Expenses:
  Compensation and employee benefits ................           1,910            1,924           3,829            3,826
  Net occupancy expense .............................             277              276             550              553
  Equipment .........................................             384              393             769              787
  Advertising .......................................              65               57             178              107
  Amortization of intangibles .......................             630              661           1,266            1,329
  Federal deposit insurance premium .................             375              411             833              832
  SAIF recapitalization assessment ..................            --               --             4,813             --
  Other .............................................             740              689           1,378            1,314
                                                          -----------      -----------     -----------      -----------
                                                                4,381            4,411          13,616            8,748
                                                          -----------      -----------     -----------      -----------

PennFed Financial Services, Inc. and Subsidiary
Consolidated Statements of Income (continued)

                                                                Three months ended                 Six months ended
                                                                    December 31,                     December 31,
                                                          ----------------------------     ----------------------------
                                                               1996             1995            1996             1995
                                                                    (dollars in 000's, except per share amounts)
Income Before Income Taxes ..........................           3,880            3,158           2,765            5,876
Income Tax Expense ..................................           1,482            1,242           1,136            2,312
                                                          -----------      -----------     -----------      -----------

Net Income ..........................................     $     2,398      $     1,916     $     1,629      $     3,564
                                                          ===========      ===========     ===========      ===========

Weighted average number of common shares outstanding:
  Primary ...........................................       4,713,577        5,131,286       4,703,161        5,228,495
                                                          ===========      ===========     ===========      ===========
  Fully diluted .....................................       4,720,804        5,133,615       4,710,239        5,236,245
                                                          ===========      ===========     ===========      ===========

Net income per common share:
  Primary ...........................................     $      0.51      $      0.37     $      0.35      $      0.68
                                                          ===========      ===========     ===========      ===========
  Fully diluted .....................................     $      0.51      $      0.37     $      0.35      $      0.68
                                                          ===========      ===========     ===========      ===========


See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiary
Consolidated Statements of Cash Flows
                                                            Six months ended December 31,
                                                                  1996           1995
                                                              ---------      ---------
                                                                  (dollars in 000's)
Cash Flows From Operating Activities:
  Net income ............................................     $   1,629      $   3,564
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Proceeds from sales of loans available for sale .......           464           --
  Originations of loans available for sale ..............          (497)          --
  Gain (loss) on sales of real estate owned .............            33           (134)
  Amortization of investment and mortgage-backed
    securities premiums, net ............................           140            264
  Depreciation and amortization .........................           630            664
  Provision for losses on loans and real estate owned ...           412            241
  Amortization of cost of stock plans ...................           727            475
  Amortization of intangibles ...........................         1,266          1,329
  Amortization of premiums on loans and loan fees .......           143            154
  Increase in accrued interest receivable, net of accrued
    interest payable ....................................        (1,429)        (1,986)
  Decrease in other assets ..............................           390            192
  Decrease in accounts payable and other liabilities ....          (547)          (638)
  Increase (decrease) in mortgage escrow funds ..........         1,085           (441)
  Increase in due to banks ..............................         1,117            106
  Other, net ............................................             4            (73)
                                                              ---------      ---------
  Net cash provided by operating activities .............         5,567          3,717
                                                              ---------      ---------

Cash Flows From Investing Activities:
  Proceeds from maturities of investment securities .....        13,000            200
  Purchases of investment securities ....................          --          (10,000)
  Proceeds from sale of premises and equipment ..........          --              326
  Net outflow from loan originations net of principal
    repayments of loans .................................       (54,375)        (9,711)
  Purchases of loans ....................................      (119,175)       (60,052)
  Proceeds from principal repayments of
    mortgage-backed securities ..........................        29,131         31,854
  Purchases of mortgage-backed securities ...............          --          (20,915)
  Purchases of premises and equipment ...................          (235)          (404)
  Proceeds from sales of real estate owned ..............           779          1,257
  Purchases of Federal Home Loan Bank of New York stock .        (1,583)          --
                                                              ---------      ---------
  Net cash used in investing activities .................      (132,458)       (67,445)
                                                              ---------      ---------

PennFed Financial Services, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(continued)
                                                            Six months ended December 31,
                                                                  1996           1995
                                                              ---------      ---------
                                                                  (dollars in 000's)
Cash Flows From Financing Activities:
  Net increase in deposits ..............................        40,228         39,923
  Advances from the Federal Home Loan Bank of
    New York and other borrowings .......................        85,520         28,470
  Cash dividends paid ...................................          (340)          --
  Purchases of treasury stock ...........................          (651)        (4,166)
                                                              ---------      ---------
  Net cash provided by financing activities .............       124,757         64,227
                                                              ---------      ---------
Net Increase (Decrease) in Cash and Cash Equivalents ....        (2,134)           499
Cash and Cash Equivalents, Beginning of Period ..........        11,629          9,736
                                                              ---------      ---------
Cash and Cash Equivalents, End of Period ................     $   9,495      $  10,235
                                                              =========      =========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
  Interest...............................................     $  26,384      $  19,159
                                                              =========      =========
  Income taxes...........................................     $   1,364      $   2,683
                                                              =========      =========

Supplemental Schedule of Non-Cash Activities:
  Transfer of loans receivable to real estate owned, net.     $     519      $     337
                                                              =========      =========
  Unrealized gain on investment securities available
    for sale.............................................     $     ---      $      29
                                                              =========      =========

See notes to consolidated financial statements.

                 PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation

The interim consolidated financial statements of PennFed Financial Services, Inc. ("PennFed") and subsidiary (with its subsidiary, the "Company") include the accounts of PennFed and Penn Federal Savings Bank (the "Bank"), its wholly-owned subsidiary. These interim consolidated financial statements included herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1996. The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. There were no adjustments of a non-recurring nature recorded during the six months ended December 31, 1996 and 1995. The interim results of operations presented are not necessarily indicative of the results for the full year.

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

3. Stockholders' Equity and Regulatory Capital

The following is a reconciliation of the Bank's capital under generally accepted accounting principles ("GAAP") and its tangible, core and risk-based capital at December 31, 1996:

                                                   Tangible                     Core                      Risk-Based
                                                   Capital     Percentage      Capital    Percentage        Capital    Percentage
                                                   -------     ----------      -------    ----------        -------    ----------
                                                                           (dollars in 000's)

GAAP capital................................      $ 84,079        6.90%       $  84,079       6.90%       $  84,079        6.90%
Goodwill....................................        (1,659)                      (1,659)                     (1,659)
Deposit premium intangible..................       (15,505)                     (15,505)                    (15,505)
Qualifying intangible assets................           ---                          538                         538
Allowances for loan and lease
  losses....................................           ---                          ---                       2,353
Equity investments and investments in
  real estate required to be deducted.......           ---                          ---                         (50)
                                                  ---------                   ----------                  ----------
Regulatory capital..........................        66,915        5.57           67,453       5.61           69,756       12.35
Minimum capital requirement.................        18,019        1.50           48,073       4.00           45,199        8.00
                                                   -------        ----          -------       ----        ----------      -----

Regulatory capital-excess...................      $ 48,896        4.07%       $  19,380       1.61%       $  24,557        4.35%
                                                  ========        ====        =========       ====        ==========      =====

4. Dividends

On October 25, 1996, the Company announced that a quarterly cash dividend of $0.07 per share would be paid on November 29, 1996 to stockholders of record on November 14, 1996. On January 27, 1997, the Company declared a quarterly cash dividend of $0.07 per share payable on February 28, 1997 to stockholders of record on February 14, 1997.

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

The deposits of savings associations, such as the Bank, are presently insured by the Savings Association Insurance Fund (the "SAIF"), which, along with the Bank Insurance Fund (the "BIF"), are the two insurance funds administered by the Federal Deposit Insurance Corporation ("FDIC"). Financial institutions which are members of the BIF have been experiencing substantially lower deposit insurance premiums because the BIF has achieved its required level of reserves while the SAIF has not yet achieved its required reserves. As a result of legislation signed into law on September 30, 1996, the SAIF recapitalization plan provides for a one-time assessment of 0.657% of deposits to be imposed on all SAIF insured institutions to enable the SAIF to achieve its required level of reserves. The assessment was based on deposits as of March 31, 1995, and the Bank's special assessment amounts to approximately $4.8 million, or $3.1 million, net of taxes. Accordingly, this special one-time SAIF recapitalization assessment significantly increased non-interest expenses and adversely effected the Company's results of operations for the six months ended December 31, 1996. Following the recapitalization assessment, future deposit insurance premiums have been decreased significantly, to 0.0648% from the 0.23% of deposits previously paid by the Bank, and will have the effect of reducing non-interest expenses for future periods.

Financial Condition

Total assets increased $127.2 million, or 11.7%, to $1.214 billion at December 31, 1996 from total assets of $1.087 billion at June 30, 1996. The increase was primarily attributable to a $172.5 million increase in net loans receivable, particularly in the Company's one- to four-family first mortgage loan portfolio. At December 31, 1996, net loans receivable were $825.0 million compared to $652.5 million at June 30, 1996. The increase in loans receivable was funded by retail deposit growth, additional medium-term Federal Home Loan Bank of New York ("FHLB of New York") advances and increased other borrowings as well as maturities on investment securities and principal payments on mortgage-backed securities.

Non-performing assets at December 31, 1996 totaled $7.2 million, representing 0.59% of total assets, compared to $7.3 million, or 0.67% of total assets, at June 30, 1996. Non-performing loans increased to $6.4 million, however, the ratio of non-performing loans to total loans decreased to 0.77% of total loans, at December 31, 1996 as compared to $6.2 million, or 0.94% of total loans, at June 30, 1996. Real estate owned decreased to $795,000 at December 31, 1996 from $1.1 million at June 30, 1996.

Deposits increased $38.6 million to $875.0 million at December 31, 1996 from $836.4 million at June 30, 1996. FHLB of New York advances were $145.5 million at December 31, 1996, a $40.5 million increase from $105.0 million at June 30, 1996. In addition, at December 31, 1996 the Company had $86.8 million of other borrowings, consisting of $76.8 million of short-term and overnight borrowings and $10.0 million of a reverse repurchase agreement maturing in December 2001. Other borrowings at June 30, 1996 totaled $41.7 million and consisted of short-term and overnight borrowings.

Stockholders' equity at December 31, 1996 totaled $91.7 million compared to $90.6 million at June 30, 1996. The increase primarily reflects the net income recorded for the six months ended December 31, 1996, including the effect of the one-time SAIF recapitalization assessment, offset by the repurchase of 32,500 shares of the outstanding stock at an average price of $20.04 per share and the declaration of dividends.

Results of Operations

General.  For the three  months  ended  December  31,  1996 net  income was $2.4 million, or $0.51 per share. These results compare to net income of $1.9 million, or $0.37 per share for the three months ended December 31, 1995. For the six months ended December 31, 1996, net income was $1.6 million, or $0.35 per share, including the effects of the one-time SAIF recapitalization assessment. The SAIF recapitalization assessment for the Company totaled $4.8 million, or an after-tax cost of $3.1 million, or $0.66 per share. The results for the six months ended December 31, 1996, excluding the effects of the SAIF assessment, would have compared favorably to net income of $3.5 million, or $0.68 per share, for the six months ended December 31, 1995.

Interest and Dividend Income. Interest and dividend income for the three and six months ended December 31, 1996 increased to $21.0 million and $40.7 million, respectively, from $16.6 million and $32.0 million for the three and six months ended December 31, 1995, respectively. The increases in the current year periods were due to an increase in average interest-earning assets, primarily residential loans, partially offset by a decrease in the average yield earned on interest-earning assets. Average interest-earning assets were $1.12 billion and $1.09 billion for the three and six months ended December 31, 1996, respectively, versus $863.2 million and $844.0 million for the comparable prior year periods. The average yield on interest-earning assets decreased to 7.49% for both the three and six month periods ended December 31, 1996 from 7.70% and 7.58% for the three and six months ended December 31, 1995, respectively.

Interest income on residential one- to four-family mortgage loans for the three and six months ended December 31, 1996 increased $4.5 million, or 53.3%, and $8.3 million, or 51.7%, respectively, when compared to the prior year periods. The increase in interest income on residential one- to four-family mortgage loans was due to increases of $253.7 million and $229.5 million in the average balance outstanding for the three and six months ended December 31, 1996, respectively, over the prior year periods. The increase in the average balance on residential one- to four-family mortgage loans was partially offset by decreases of 0.26% and 0.19% in the average yield earned on this loan portfolio for the three and six months ended December 31, 1996, respectively, from the comparable prior year periods.

Interest income on the mortgage-backed securities portfolio increased $0.1 million, or 1.9%, for the three months ended December 31, 1996 and increased $0.7 million, or 6.9%, for the six months ended December 31, 1996, as compared to the prior year periods. The increase in interest income on mortgage-backed securities primarily reflects increases in the average balance outstanding of $9.2 million and $13.7 million for the three and six months ended December 31, 1996, respectively, over the comparable prior year periods.

Interest Expense. Interest expense increased to $13.0 million and $24.8 million for the three and six months ended December 31, 1996, respectively, from $9.5 million and $18.2 million for the comparable 1995 periods. The increase was attributable to an increase in total average deposits and borrowings coupled with an increase in the Company's cost of funds. Average deposits and borrowings increased $247.6 million and $236.5 million for the three and six months ended December 31, 1996, respectively, compared to the 1995 periods. The average rate paid on deposits and borrowings increased to 4.84% and 4.77% for the three and six months ended December 31, 1996, respectively, from 4.62% and 4.56% for the comparable prior year periods.

Net Interest and Dividend Income. Net interest and dividend income for the three and six months ended December 31, 1996 was $8.0 million and $15.9 million, respectively, reflecting an increase from $7.1 million and $13.7 million recorded in the comparable prior year periods. The increase reflects the Company's growth in assets, primarily in residential one- to four-family mortgage loans. The net interest rate spread and net interest margin for the current three months were 2.65% and 2.86%, respectively, a decline from 3.08% and 3.31%, respectively, during the comparable 1995 quarter. Net interest rate spread and net interest margin were 2.72% and 2.93%, respectively, for the six months ended December 31, 1996, compared to 3.02% and 3.26% for the comparable prior year period. While the interest rate environment of recent years has proven beneficial to most financial institutions, including the Company, increases in market rates of interest generally adversely affect the net interest income of most financial institutions. Since the Company's liabilities generally reprice more quickly than its assets, interest margins will likely decrease if interest rates rise.

Provision for Loan Losses. The provision for loan losses for the three and six months ended December 31, 1996 was $152,000 and $327,000, respectively, compared to $150,000 and $260,000 for the prior year periods. The allowance for loan losses at December 31, 1996 of $2.7 million reflects a $102,000 increase from the June 30, 1996 level. The allowance for loan losses as a percentage of non-performing loans was 42.66% at December 31, 1996, compared to 42.52% at June 30, 1996.

Non-Interest Income. For the three and six months ended December 31, 1996 non-interest income was $405,000 and $814,000, respectively, compared to $584,000 and $1.1 million for the prior year periods. The decreases were primarily due to a net loss from real estate operations of $55,000 and $170,000 for the three and six months ended December 31, 1996 compared to net gains from real estate operations of $34,000 and $114,000 for the prior year periods. The decrease in net gains from real estate operations is partially reflective of additional reserves established in accordance with internal policies and guidelines on real estate properties currently owned by the Company. Non-interest income for the three and six months ended December 31, 1995 included a $62,000 gain on sale of a property, no longer used in operations.

Non-Interest Expenses. The Company's non-interest expenses of $4.4 million for the three months ended December 31, 1996 were comparable to total non-interest expenses for the three months ended December 31, 1995. Non-interest expenses for the six months ended December 31, 1996 of $13.6 million included $4.8 million for the one-time SAIF recapitalization assessment. Excluding this SAIF assessment, non-interest expenses for the six months ended December 31, 1996 would have been relatively unchanged from the $8.7 million reported for the six months ended December 31, 1995. The Company's non-interest expenses, excluding the SAIF assessment, as a percent of average assets declined to 1.49% and 1.54% for the three and six months ended December 31, 1996, respectively, from 1.92% and 1.95% for the comparable prior year periods.

As noted above, beginning January 1, 1997 deposit insurance premiums have decreased significantly, to 0.0648% from the 0.23% of deposits previously paid by the Bank, which will have the effect of reducing non-interest expenses for future periods.

Income Tax Expense. Income tax expense for the three and six months ended December 31, 1996 was $1.5 million and $1.1 million, respectively, compared to $1.2 million and $2.3 million for the prior year periods. Excluding the effects of the one-time SAIF recapitalization assessment, income tax expense of $2.9 million was recorded for the 1996 six month period. The effective tax rate was 38.2% for the three months ended December 31, 1996 compared to 39.8% for the prior year period. Excluding the effect of the one-time SAIF recapitalization assessment, the effective tax rate was 38.2% for the six month period ended December 31, 1996 and 39.9% for the six months ended December 31, 1995.

Analysis of Net Interest Income

The following table sets forth certain information relating to the Company's consolidated statements of financial condition and the consolidated statements of income for the three and six months ended December 31, 1996 and 1995, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived from average daily balances. The average balance of loans receivable includes non-accruing loans. The yields and costs include fees which are considered adjustments to yields.

                                                                              Three Months Ended December 31,
                                                         -------------------------------------------------------------------------
                                                                           1996                                    1995
                                                         -----------------------------------     ---------------------------------
                                                           Average       Interest                  Average       Interest
                                                         Outstanding      Earned/    Yield/      Outstanding     Earned/   Yield/
                                                           Balance         Paid      Rate(1)       Balance        Paid     Rate(1)
                                                           -------         ----      -------       -------        ----     -------
                                                                                       (dollars in 000's)
Interest-earning assets:
  One- to four-family mortgage loans.................    $  686,203       $12,887     7.51%        $432,481      $ 8,405     7.77%
  Commercial and multi-family real
    estate loans.....................................        53,569         1,235     9.22           48,528        1,233    10.16
  Consumer loans.....................................        35,241           848     9.55           33,006          818     9.82
                                                         ----------       -------                  --------      -------
    Total loans receivable...........................       775,013        14,970     7.73          514,015       10,456     8.14
  Mortgage-backed securities.........................       324,664         5,640     6.95          315,428        5,539     7.02
  Investment securities and other....................        20,382           369     7.24           33,739          617     7.31
                                                         ----------       -------                  --------      -------
    Total interest-earning assets....................     1,120,059       $20,979     7.49          863,182      $16,612     7.70
                                                                          =======                                =======
  Non-interest earning assets........................        53,730                                  56,725
                                                         ----------                                --------
    Total assets.....................................    $1,173,789                                $919,907
                                                         ==========                                ========
Deposits and borrowings:
 Money market and demand deposits....................    $   80,445       $   250     1.23%       $  78,739      $   345     1.74%
 Savings deposits....................................       176,918           999     2.24          182,225        1,041     2.27
 Certificate of deposit accounts.....................       603,071         8,719     5.74          474,324        6,912     5.78
                                                         ----------       -------                  --------      -------
   Total deposits....................................       860,434         9,968     4.60          735,288        8,298     4.48
 FHLB of New York advances...........................       125,393         1,941     6.14           54,111          807     5.91
 Other borrowings....................................        76,372         1,062     5.44           25,179          372     5.79
                                                         ----------       -------                  --------      -------
   Total deposits and borrowings.....................     1,062,199       $12,971     4.84          814,578      $ 9,477     4.62
                                                                          =======                                =======
 Other liabilities...................................        20,354                                  11,320
                                                         ----------                                ---------
   Total liabilities.................................     1,082,553                                 825,898
 Stockholders' equity................................        91,236                                  94,009
                                                         ----------                                 ---------
   Total liabilities and stockholders' equity........    $1,173,789                                $919,907
                                                         ==========                                ========

Net interest income and net interest rate
    spread...........................................                     $ 8,008     2.65%                      $ 7,135     3.08%
                                                                          =======     ====                       =======     ====
Net interest-earning assets and interest
    margin...........................................     $  57,860                   2.86%       $  48,604                  3.31%
                                                          =========                   ====        =========                  ====
Ratio of interest-earning assets to
    deposits and borrowings..........................        105.45%                                 105.97%
                                                         ==========                              ==========

(1)  Annualized.

                                                                                Six Months Ended December 31,
                                                         --------------------------------------------------------------------------
                                                                          1996                                   1995
                                                         --------------------------------------------------------------------------
                                                           Average       Interest                  Average      Interest
                                                         Outstanding      Earned/    Yield/      Outstanding     Earned/    Yield/
                                                           Balance         Paid      Rate(1)       Balance        Paid      Rate(1)
                                                           -------         ----      -------       -------        ----      -------
                                                                                    (dollars in 000's)
Interest-earning assets:
  One- to four-family mortgage loans.................    $  642,572       $24,204     7.53%        $413,041      $15,953     7.72%
  Commercial and multi-family real
    estate loans.....................................        52,937         2,447     9.24           48,738        2,442    10.02
  Consumer loans.....................................        34,720         1,663     9.50           32,893        1,643     9.91
                                                         ----------       -------                  --------      -------
    Total loans receivable...........................       730,229        28,314     7.75          494,672       20,038     8.10
  Mortgage-backed securities.........................       331,718        11,511     6.94          318,042       10,765     6.77
  Investment securities and other....................        24,190           870     7.19           31,303        1,178     7.53
                                                         ----------       -------                  --------      -------
    Total interest-earning assets....................     1,086,137       $40,695     7.49          844,017      $31,981     7.58
                                                                          =======                                =======
  Non-interest earning assets........................        53,841                                  55,358
                                                         ----------                                --------
    Total assets.....................................    $1,139,978                                $899,375
                                                         ==========                                ========
Deposits and borrowings:
 Money market and demand deposits....................    $   79,690       $   486     1.21%        $ 79,608      $   710     1.77%
 Savings deposits....................................       176,856         1,997     2.24          184,563        2,113     2.27
 Certificate of deposit accounts.....................       593,447        16,960     5.67          461,532       13,395     5.76
                                                         ----------       -------                  --------      -------
   Total deposits....................................       849,993        19,443     4.54          725,703       16,218     4.43
 FHLB of New York advances...........................       115,893         3,570     6.11           45,833        1,361     5.89
 Other borrowings....................................        64,434         1,788     5.43           22,284          666     5.85
                                                         ----------       -------                  --------      -------
   Total deposits and borrowings.....................     1,030,320       $24,801     4.77          793,820      $18,245     4.56
                                                                          =======                                =======
 Other liabilities...................................        18,021                                  11,017
                                                         ----------                                --------
   Total liabilities.................................     1,048,341                                 804,837
 Stockholders' equity................................        91,637                                  94,538
                                                         ----------                                --------
   Total liabilities and stockholders' equity........    $1,139,978                                $899,375
                                                         ==========                                ========

Net interest income and net interest rate
    spread...........................................                     $15,894     2.72%                      $13,736     3.02%
                                                                          =======     ====                       =======     ====
Net interest-earning assets and interest
    margin...........................................    $   55,817                    2.93%       $ 50,197                  3.26%
                                                         ==========                    ====        ========                  ====
Ratio of interest-earning assets to
    deposits and borrowings..........................        105.42%                                 106.32%
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

                                                          December 31,  June 30,
                                                              1996        1996
                                                             ------      ------
                                                             (dollars in 000's)
Non-performing loans:
  One- to four-family ..................................     $4,230      $4,009
  Commercial and multi-family real estate ..............      1,254         913
  Consumer .............................................        920       1,264
                                                             ------      ------
    Total non-performing loans .........................      6,404       6,186
                                                             ------      ------

Real estate owned, net .................................        795       1,083
                                                             ------      ------
    Total non-performing assets ........................      7,199       7,269

Troubled debt restructured loans .......................      2,325       2,340
                                                             ------      ------
    Total risk elements ................................     $9,524      $9,609
                                                             ======      ======

Non-performing loans as a percentage of total  loans ...       0.77%       0.94%
                                                             ======      ======
Non-performing assets as a percentage of  total assets .       0.59%       0.67%
                                                             ======      ======
Total risk elements as a percentage of  total assets ...       0.78%       0.88%
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

Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowances will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to record additions to the allowance level based upon their judgement of the information available to them at the time of their examination. At December 31, 1996, the Company had a total allowance for loan losses of $2.7 million representing 42.66% of total non-performing loans.

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

At December 31, 1996, the Company's total deposits and borrowings maturing or repricing within one year exceeded its total interest-earning assets maturing or repricing within one year by $134.6 million, representing a one year negative gap of 11.09% of total assets. At June 30, 1996, the one year negative gap was 13.97% of total assets. As a result of having a negative gap, the yield on the Company's interest-earning assets may adjust to changes in interest rates at a slower rate than the cost of its deposits and borrowings. During a period of rising interest rates, a negative gap would tend to result in a decrease in net interest income. The opposite tendency would be expected during a period of declining interest rates.

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

As of September 30, 1996 (the latest date for which information is available), the Company's initial NPV ratio, as measured by the OTS, was 6.81%. Following a 2% increase in interest rates, the Company's "Post-Shock" NPV ratio was 2.56%. The change in the NPV ratio or the Company's Sensitivity Measure was 4.25%. Had the OTS final rule with respect to interest rate risk exposure been effective, the increased capital requirement necessary to compensate for the greater than 2% change in the NPV would have had no effect on the Bank's ability to comply with its risk-based capital requirement.

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

At December 31, 1996, based on its internally generated simulation models, the Company's consolidated net interest income projected for one year forward decreased $5.0 million or 14.2% from the base case, or current market, as a result of an immediate and sustained 2% increase in interest rates.

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

Federal regulations require the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 5% of net withdrawable deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, accrued interest receivable, certain time deposits, U.S. Treasury and Government agencies and other securities and obligations generally having remaining maturities of less than five years. The Company's most liquid assets are cash and cash equivalents, short term investments and mortgage-backed securities. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At December 31, 1996 and June 30, 1996, the Bank's liquidity ratios were 9.09% and 15.17%, respectively, both in excess of the 5% minimum regulatory requirement.

The Company uses its liquid resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to purchase loans and securities, to fund existing and future loan commitments, and to meet operating expenses. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

In addition to cash provided by operating activities, the Company's cash needs for the six months ended December 31, 1996 and 1995 were principally provided by increased deposits and an increase in advances from the FHLB of New York and other borrowings. For the six months ended December 31, 1996 and 1995, the cash provided was principally used for investing activities, which included the origination and purchase of loans.

Current regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percentage of risk adjusted assets; a leverage ratio of core capital to total adjusted assets; and a tangible capital ratio expressed as a percentage of total adjusted assets. As of December 31, 1996, the Bank substantially exceeded all regulatory capital standards (see Note
3. - Stockholders' Equity and Regulatory Capital, in the Notes to Consolidated Financial Statements).

PART II - Other Information

Item 1.      Legal Proceedings
             None.

Item 2.      Changes in Securities
             None.

Item 3.      Defaults Upon Senior Securities
             None.

Item 4.      Submission of Matters to a Vote of Security Holders

             (a) The Annual Meeting of Stockholders (Annual Meeting) was held on October 25, 1996.

             (b)    Directors elected:
                    Patrick D. McTernan
                    Marvin D. Schoonover

             (c) At the Annual Meeting the stockholders considered the (i) election of two directors and (ii) ratification of the appointment of Deloitte & Touche LLP as auditors for the Company for the fiscal year ending June 30, 1997.

                    The vote on the election of two directors was as follows:

                                                     FOR          WITHHELD
                                                     ---          --------

                    Patrick D. McTernan           4,169,987        45,407
                    Marvin D. Schoonover          4,169,035        46,359

                    There were no broker non-votes with respect to the proposal.

                    The vote on the ratification of the appointment of Deloitte & Touche LLP as auditors for the Company for the fiscal year ending June 30, 1997 was as follows:

                              FOR              AGAINST           ABSTAIN
                              ---              -------           -------

                           4,185,787            4,500             25,107

                    There were no broker non-votes with respect to the proposal.

Item 5.    Other Information
             None.

Item 6.    Exhibits and Reports on Form 8-K
             None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PENNFED FINANCIAL SERVICES, INC.



Date: February 13, 1997                      By:/s/ Joseph L. LaMonica
                                                ----------------------
                                                Joseph L. LaMonica
                                                President and Chief
                                                Executive Officer




Date: February 13, 1997                      By:/s/ Lucy T. Tinker
                                                ------------------
                                                Lucy T. Tinker
                                                Executive Vice President and
                                                Chief Operating Officer
                                                (Principal Financial Officer)





Date: February 13, 1997                      By:/s/ Jeffrey J. Carfora
                                                ----------------------
                                                Jeffrey J. Carfora
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Accounting Officer)