Form 10-Q
period 1997-03-31
PENNFED FINANCIAL SERVICES INC
filed 1997-05-14
CIK 920945

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the quarterly period ended March 31, 1997

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

         As of May 7, 1997, there were 4,821,255 shares of the Registrant's Common Stock, par value $.01, outstanding.

PART I - Financial Information
Item 1.  Financial Statements

PennFed Financial Services, Inc. and Subsidiary
Consolidated Statements of Financial Condition
                                                                      March 31,          June 30,
                                                                        1997               1996
                                                                     -----------      -----------
                                                                            (dollars in 000's)
Assets
Cash and cash equivalents ......................................     $     6,867      $    11,629
Investment securities held to maturity, at amortized cost,
   market value of $5,375 and $21,502 at March 31, 1997 and
   June 30, 1996 ...............................................           5,290           21,288
Mortgage-backed securities held to maturity, at amortized cost, market value of $300,982 and $344,331 at
   March 31, 1997 and June 30, 1996 ............................         301,448          346,068
Loans held for sale ............................................            --                 88
Loans receivable, net of allowance for loan losses of $2,755 and
  $2,630 at March 31, 1997 and June 30, 1996 ...................         883,035          652,483
Premises and equipment, net ....................................          16,457           16,035
Real estate owned, net .........................................             715            1,083
Federal Home Loan Bank of New York stock, at cost ..............          11,428            8,052
Accrued interest receivable, net ...............................           6,643            6,742
Goodwill and other intangibles .................................          16,539           18,430
Other assets ...................................................           3,965            4,626
                                                                     -----------      -----------
                                                                     $ 1,252,387      $ 1,086,524
                                                                     ===========      ===========
Liabilities and Stockholders' Equity
Liabilities:
  Deposits .....................................................     $   887,407      $   836,416
  Federal Home Loan Bank of New York advances ..................         185,465          105,000
  Other borrowings .............................................          70,392           41,700
  Mortgage escrow funds ........................................           7,912            5,930
  Due to banks .................................................           4,472            5,989
  Accounts payable and other liabilities .......................           2,466              925
                                                                     -----------      -----------
  Total liabilities ............................................       1,158,114          995,960
                                                                     -----------      -----------

PennFed Financial Services, Inc. and Subsidiary
Consolidated Statements of Financial Condition (continued)
                                                                      March 31,          June 30,
                                                                        1997               1996
                                                                     -----------      -----------
                                                                            (dollars in 000's)
Stockholders' Equity:
  Serial preferred stock, $.01 par value, 7,000,000 shares
    authorized, no shares issued ...............................            --               --
  Common stock, $.01 par value, 15,000,000 shares authorized,
    5,950,000 shares issued and 4,821,255 and 4,823,665  shares outstanding at March 31,  1997 and June 30,  1996 (excluding shares  held in  treasury of 1,128,745 and 1,126,335 at
    March 31, 1997 and June 30,1996) ...........................              60               60
  Additional paid-in capital ...................................          57,387           57,057
  Restricted stock - Management Recognition Plan ...............          (1,593)          (1,316)
  Employee Stock Ownership Plan Trust debt .....................          (3,769)          (4,061)
  Retained earnings, substantially restricted ..................          58,750           55,172
  Treasury stock, at cost, 1,128,745 and 1,126,335 shares at
    March 31, 1997 and June 30, 1996 ...........................         (16,562)         (16,348)
                                                                     -----------      -----------
  Total stockholders' equity ...................................          94,273           90,564
                                                                     -----------      -----------
                                                                     $ 1,252,387      $ 1,086,524
                                                                     ===========      ===========
See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiary
Consolidated Statements of Income

                                                                 Three months ended               Nine months ended
                                                                      March 31,                         March 31,
                                                               1997             1996             1997             1996
                                                                     (dollars in 000's, except per share amounts)
Interest and Dividend Income:
  Interest and fees on loans ........................     $    16,312      $    11,193      $    44,626      $    31,231
  Interest and dividends on investment securities ...             307              601            1,177            1,779
  Interest on mortgage-backed securities ............           5,382            5,710           16,893           16,475
                                                          -----------      -----------      -----------      -----------
                                                               22,001           17,504           62,696           49,485
                                                          -----------      -----------      -----------      -----------
Interest Expense:
  Deposits ..........................................          10,095            8,441           29,538           24,659
  Borrowed funds ....................................           3,602            1,559            8,960            3,586
                                                          -----------      -----------      -----------      -----------
                                                               13,697           10,000           38,498           28,245
                                                          -----------      -----------      -----------      -----------
Net Interest and Dividend Income Before Provision
  for Loan Losses ...................................           8,304            7,504           24,198           21,240
Provision for Loan Losses ...........................             154              150              481              410
                                                          -----------      -----------      -----------      -----------
Net Interest and Dividend Income After
  Provision for Loan Losses .........................           8,150            7,354           23,717           20,830
                                                          -----------      -----------      -----------      -----------

Non-Interest Income:
  Service charges ...................................             406              390            1,252            1,209
  Net gain (loss) from real estate operations .......             (15)             (55)            (185)              59
  Net gain on sales of investment securities ........            --                 94             --                 94
  Other .............................................              78               78              216              293
                                                          -----------      -----------      -----------      -----------
                                                                  469              507            1,283            1,655
                                                          -----------      -----------      -----------      -----------
Non-Interest Expenses:
  Compensation and employee benefits ................           2,114            1,980            5,943            5,806
  Net occupancy expense .............................             284              319              834              872
  Equipment .........................................             375              401            1,144            1,188
  Advertising .......................................              88               56              266              163
  Amortization of intangibles .......................             625              652            1,891            1,981
  Federal deposit insurance premium .................             137              416              970            1,248
  SAIF recapitalization assessment ..................            --               --              4,813             --
  Other .............................................             780              713            2,158            2,027
                                                          -----------      -----------      -----------      -----------
                                                                4,403            4,537           18,019           13,285
                                                          -----------      -----------      -----------      -----------

Income Before Income Taxes ..........................           4,216            3,324            6,981            9,200
Income Tax Expense ..................................           1,590            1,304            2,726            3,616
                                                          -----------      -----------      -----------      -----------

Net Income ..........................................     $     2,626      $     2,020      $     4,255      $     5,584
                                                          ===========      ===========      ===========      ===========

PennFed Financial Services, Inc. and Subsidiary
Consolidated Statements of Income (continued)
                                                                 Three months ended                Nine months ended
                                                                      March 31,                         March 31,
                                                               1997             1996             1997             1996
                                                                     (dollars in 000's, except per share amounts)
Weighted average number of common shares outstanding:
  Primary ...........................................       4,742,840        4,991,111        4,703,367        5,150,202
                                                          ===========      ===========      ===========      ===========
  Fully diluted .....................................       4,756,414        4,991,111        4,760,970        5,156,359
                                                          ===========      ===========      ===========      ===========

Net income per common share:
  Primary ...........................................     $      0.55      $      0.40      $      0.90      $      1.08
                                                          ===========      ===========      ===========      ===========
  Fully diluted .....................................     $      0.55      $      0.40      $      0.89      $      1.08
                                                          ===========      ===========      ===========      ===========

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiary
Consolidated Statements of Cash Flows
                                                                   Nine months ended March 31,
                                                                        1997           1996
                                                                    ---------      ---------
                                                                        (dollars in 000's)
Cash Flows From Operating Activities:
  Net income ..................................................     $   4,255      $   5,584
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Proceeds from sales of loans available for sale .............           585            123
  Originations of loans available for sale ....................          (497)          (123)
  Gain on sales of investment securities ......................          --              (94)
  Gain (loss) on sales of real estate owned ...................             8           (136)
  Amortization of investment and mortgage-backed
    securities premiums, net ..................................           202            326
  Depreciation and amortization ...............................           943            999
  Provision for losses on loans and real estate owned .........           580            418
  Amortization of cost of stock plans .........................         1,075            724
  Amortization of intangibles .................................         1,891          1,981
  Amortization of premiums on loans and loan fees .............           280            232
  Increase in accrued interest receivable, net of accrued
    interest payable ..........................................          (536)        (1,216)
  Decrease in other assets ....................................           660            737
  Increase (decrease) in accounts payable and other liabilities         1,233         (1,087)
  Increase in mortgage escrow funds ...........................         1,982            211
  Increase (decrease) in due to banks .........................        (1,517)         3,603
  Other, net ..................................................             4            (78)
                                                                    ---------      ---------
  Net cash provided by operating activities ...................        11,148         12,204
                                                                    ---------      ---------
Cash Flows From Investing Activities:
  Proceeds from maturities of investment securities ...........        16,000          6,314
  Purchases of investment securities ..........................          --          (10,000)
  Proceeds from sale of premises and equipment ................          --              326
  Net outflow from loan originations net of principal
    repayments of loans .......................................       (73,344)       (17,873)
  Purchases of loans ..........................................      (158,842)      (100,736)
  Proceeds from principal repayments of
    mortgage-backed securities ................................        44,416         48,550
  Purchases of mortgage-backed securities .....................          --          (81,298)
  Purchases of premises and equipment .........................        (1,365)          (500)
  Proceeds from sales of real estate owned ....................         1,133          1,313
  Purchases of Federal Home Loan Bank of New York stock .......        (3,376)        (1,864)
                                                                    ---------      ---------
  Net cash used in investing activities .......................      (175,378)      (155,588)
                                                                    ---------      ---------

PennFed Financial Services, Inc. and Subsidiary
Consolidated Statements of Cash Flows (continued)
                                                                   Nine months ended March 31,
                                                                        1997           1996
                                                                    ---------      ---------
                                                                        (dollars in 000's)
Cash Flows From Financing Activities:
  Net increase in deposits ....................................        51,626         80,536
  Advances from the Federal Home Loan Bank of
    New York and other borrowings .............................       109,157         73,070
  Cash dividends paid .........................................          (664)          --
  Purchases of treasury stock .................................          (651)        (8,311)
                                                                    ---------      ---------
  Net cash provided by financing activities ...................       159,468        145,295
                                                                    ---------      ---------
Net Increase (Decrease) in Cash and Cash Equivalents ..........        (4,762)         1,911
Cash and Cash Equivalents, Beginning of Period ................        11,629          9,736
                                                                    ---------      ---------
Cash and Cash Equivalents, End of Period ......................     $   6,867      $  11,647
                                                                    =========      =========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
  Interest ...................................................     $     38,571     $ 28,666
                                                                   ============     ========
  Income taxes ...............................................     $      2,075     $  3,724
                                                                   ============     ========

Supplemental Schedule of Non-Cash Activities:
  Transfer of loans receivable to real estate owned, net .....     $        782     $    960
                                                                   ============     ========
  Transfer of real estate owned to premises and equipment, net     $       --       $    256
                                                                   ============     ========
  Unrealized gain on investment securities available
    for sale .................................................     $       --       $    (59)
                                                                   ============     ========

See notes to consolidated financial statements.

                 PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation

The interim consolidated financial statements of PennFed Financial Services, Inc. ("PennFed") and subsidiary (with its subsidiary, the "Company") include the accounts of PennFed and Penn Federal Savings Bank (the "Bank"), its wholly-owned subsidiary. These interim consolidated financial statements included herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1996. The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. There were no adjustments of a non-recurring nature recorded during the nine months ended March 31, 1997 and 1996. The interim results of operations presented are not necessarily indicative of the results for the full year.

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

Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). SFAS 125 supersedes Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights." Under SFAS 125, after the transfer of a financial asset, the Company recognizes the financial and servicing assets it controls and the liabilities it has incurred. Furthermore, the Company no longer recognizes the financial assets for which control has been surrendered and liabilities that have been extinguished. The adoption of SFAS 125 did not have an effect on the financial condition or results of operations of the Company.

3. Stockholders' Equity and Regulatory Capital

The following is a reconciliation of the Bank's capital under generally accepted accounting principles ("GAAP") and its tangible, core and risk-based capital at March 31, 1997:

                                                   Tangible                      Core                     Risk-Based
                                                    Capital    Percentage       Capital    Percentage       Capital    Percentage
                                                    -------    ----------       -------    ----------       -------    ----------
                                                                                 (dollars in 000's)
GAAP capital................................       $ 86,771       6.88%       $  86,771       6.88%       $  86,771        6.88%
Goodwill....................................         (1,538)                     (1,538)                     (1,538)
Deposit premium intangible..................        (15,001)                    (15,001)                    (15,001)
Qualifying intangible assets................            ---                         488                         488
Allowances for loan and lease
  losses....................................            ---                         ---                       2,269
Equity investments and investments in
  real estate required to be deducted.......            ---                         ---                         (50)
                                                   --------                    --------                    --------
Regulatory capital..........................         70,232       5.66           70,720       5.70           72,939       12.31
Minimum capital requirement.................         18,602       1.50           49,625       4.00           47,383        8.00
                                                   --------       ----         --------       ----         --------      ------

Regulatory capital-excess...................        $51,630       4.16%         $21,095       1.70%         $25,556        4.31%
                                                    =======       ====          =======       ====          =======       =====


4. Dividends

On October 25, 1996, the Company declared a quarterly cash dividend of $0.07 per share payable on November 29, 1996 to stockholders of record on November 14, 1996. On January 27, 1997, the Company declared a quarterly cash dividend of $0.07 per share payable on February 28, 1997 to stockholders of record on February 14, 1997. On April 29, 1997, the Company declared a quarterly cash dividend of $0.07 per share payable on May 30, 1997 to stockholders of record on May 16, 1997.

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

The deposits of savings associations, such as the Bank, are presently insured by the Savings Association Insurance Fund (the "SAIF"), which, along with the Bank Insurance Fund (the "BIF"), are the two insurance funds administered by the Federal Deposit Insurance Corporation ("FDIC"). Financial institutions which are members of the BIF prior to September 30, 1996 experienced substantially lower deposit insurance premiums because the BIF had achieved its required level of reserves while the SAIF had not yet achieved its required reserves. As a result of legislation signed into law on September 30, 1996, the SAIF recapitalization plan provided for a one-time assessment of 0.657% of deposits which was imposed on all SAIF insured institutions to enable the SAIF to achieve its required level of reserves. The assessment was based on deposits as of March 31, 1995, and the Bank's special assessment was approximately $4.8 million, or $3.1 million, net of taxes. Accordingly, this special one-time SAIF recapitalization assessment significantly increased non-interest expenses and adversely effected the Company's results of operations for the nine months ended March 31, 1997. Following the recapitalization assessment, beginning January 1, 1997 deposit insurance premiums have decreased significantly, to approximately 0.065% from the 0.23% of deposits previously paid by the Bank.

Financial Condition

Total assets increased $165.9 million, or 15.3%, to $1.3 billion at March 31, 1997 from total assets of $1.1 billion at June 30, 1996. The increase was primarily attributable to a $230.5 million increase in net loans receivable, particularly in the Company's one- to four-family first mortgage loan portfolio. At March 31, 1997, net loans receivable were $883.0 million compared to $652.5 million at June 30, 1996. The increase in loans receivable was funded by retail deposit growth, additional medium-term Federal Home Loan Bank of New York ("FHLB of New York") advances and increased other borrowings as well as funds received on maturities of investment securities and principal payments on mortgage-backed securities.

Non-performing assets at March 31, 1997 totaled $6.3 million, representing 0.51% of total assets, compared to $7.3 million, or 0.67% of total assets, at June 30, 1996. Non-performing loans decreased to $5.6 million and the ratio of non-performing loans to total loans decreased to 0.63% of total loans, at March 31, 1997 as compared to $6.2 million, or 0.94% of total loans, at June 30, 1996. Real estate owned decreased to $715,000 at March 31, 1997 from $1.1 million at June 30, 1996.

Deposits increased $51.0 million to $887.4 million at March 31, 1997 from $836.4 million at June 30, 1996. FHLB of New York advances were $185.5 million at March 31, 1997, an $80.5 million increase from $105.0 million at June 30, 1996. In addition, at March 31, 1997 the Company had $70.4 million of other borrowings, consisting of $60.4 million of short-term and overnight borrowings and a $10.0 million reverse repurchase agreement maturing in December 2001. Other borrowings at June 30, 1996 totaled $41.7 million and consisted of short-term and overnight borrowings.

Stockholders' equity at March 31, 1997 totaled $94.3 million compared to $90.6 million at June 30, 1996. The increase primarily reflects the net income recorded for the nine months ended March 31, 1997 offset by the repurchase of 32,500 shares of the outstanding stock at an average price of $20.04 per share and the declaration of dividends.

Results of Operations

General. For the three months ended March 31, 1997 net income was $2.6 million, or $0.55 per share. These results compare to net income of $2.0 million, or $0.40 per share for the three months ended March 31, 1996. For the nine months ended March 31, 1997, net income was $4.3 million, or $0.90 per share, including the effects of the one-time SAIF recapitalization assessment. The SAIF recapitalization assessment for the Company totaled $4.8 million, or an after-tax cost of $3.1 million, or $0.66 per share. The results for the nine months ended March 31, 1997, excluding the effects of the SAIF assessment, would have compared favorably to net income of $5.6 million, or $1.08 per share, for the nine months ended March 31, 1996.

Interest and Dividend Income. Interest and dividend income for the three and nine months ended March 31, 1997 increased to $22.0 million and $62.7 million, respectively, from $17.5 million and $49.5 million for the three and nine months ended March 31, 1996, respectively. The increases in the current year periods were due to an increase in average interest-earning assets, primarily residential loans, partially offset by a decrease in the average yield earned on interest-earning assets. Average interest-earning assets were $1.2 billion and $1.1 billion for the three and nine months ended March 31, 1997, respectively, compared to $917.6 million and $868.5 million for the comparable prior year periods. The average yield on interest-earning assets decreased to 7.46% and 7.48% for the three and nine month periods ended March 31, 1997, respectively, from 7.63% and 7.60% for the three and nine months ended March 31, 1996, respectively.

Interest income on residential one- to four-family mortgage loans for the three and nine months ended March 31, 1997 increased $5.2 million, or 56.7%, and $13.4 million, or 53.5%, respectively, when compared to the prior year periods. The increase in interest income on residential one- to four-family mortgage loans was due to increases of $289.2 million and $249.4 million in the average balance outstanding for the three and nine months ended March 31, 1997, respectively, over the prior year periods. The increase in the average balance on residential one- to four-family mortgage loans was partially offset by decreases of 0.22% and 0.20% in the average yield earned on this loan portfolio for the three and nine months ended March 31, 1997, respectively, from the comparable prior year periods.

Interest Expense. Interest expense increased to $13.7 million and $38.5 million for the three and nine months ended March 31, 1997, respectively, from $10.0 million and $28.2 million for the comparable 1996 periods. The increase was attributable to an increase in total average deposits and borrowings coupled with an increase in the Company's cost of funds. Average deposits and borrowings increased $254.6 million and $242.5 million for the three and nine months ended March 31, 1997, respectively, compared to the 1996 periods. The average rate paid on deposits and borrowings increased to 4.94% and 4.83% for the three and nine months ended March 31, 1997, respectively, from 4.63% and 4.60% for the comparable prior year periods.

Net Interest and Dividend Income. Net interest and dividend income for the three and nine months ended March 31, 1997 was $8.3 million and $24.2 million, respectively, reflecting an increase from $7.5 million and $21.2 million recorded in the comparable prior year periods. The increase reflects the Company's growth in assets, primarily in residential one- to four-family mortgage loans. The net interest rate spread and net interest margin for the current three months were 2.52% and 2.81%, respectively, a decline from 3.00% and 3.27%, respectively, during the comparable 1996 quarter. The net interest rate spread and net interest margin were 2.65% and 2.89%, respectively, for the nine months ended March 31, 1997, compared to 3.00% and 3.26% for the comparable prior year period. While the interest rate environment of recent years has proven beneficial to many financial institutions, including the Company, increases in market rates of interest generally adversely affect the net interest income of most financial institutions. Since the Company's liabilities generally reprice more quickly than its assets, interest margins will likely decrease if interest rates rise.

Provision for Loan Losses. The provision for loan losses for the three and nine months ended March 31, 1997 was $154,000 and $481,000, respectively, compared to $150,000 and $410,000 for the prior year periods. The allowance for loan losses at March 31, 1997 of $2.8 million reflects a $125,000 increase from the June 30, 1996 level. The allowance for loan losses as a percentage of non-performing loans was 48.99% at March 31, 1997, compared to 42.52% at June 30, 1996.

Non-Interest Income. For the three and nine months ended March 31, 1997 non-interest income was $469,000 and $1.3 million, respectively, compared to $507,000 and $1.7 million for the prior year periods. The decrease was partially due to a $94,000 gain on sale of investments available for sale which was recorded in the three months ended March 31, 1996. In addition, the decrease in the nine months ended March 31, 1997 was partially attributable to a net loss from real estate operations of $185,000 compared to a net gain from real estate operations of $59,000 for the prior year period. The decrease in net gains from real estate operations is partially reflective of additional reserves established in accordance with internal policies and guidelines on real estate properties currently owned by the Company. Non- interest income for the nine months ended March 31, 1996 included a $62,000 gain on sale of a property, no longer used in operations.

Non-Interest Expenses. The Company's non-interest expenses were $4.4 million for the three months ended March 31, 1997 compared to total non-interest expenses for the three months ended March 31, 1996 of $4.5 million. Non-interest expenses for the nine months ended March 31, 1997 of $18.0 million included $4.8 million for the one-time SAIF recapitalization assessment. Excluding this SAIF assessment, non-interest expenses for the nine months ended March 31, 1997 would have been slightly less than the $13.3 million reported for the nine months ended March 31, 1996. The Company's non-interest expenses, excluding the SAIF assessment, as a percent of average assets declined to 1.49% and 1.70% for the three and nine months ended March 31, 1997, respectively, from 1.86% and 1.92% for the comparable prior year periods.

As noted above, beginning January 1, 1997 deposit insurance premiums have decreased significantly, to approximately 0.065% from the 0.23% of deposits previously paid by the Bank.

Income Tax Expense. Income tax expense for the three and nine months ended March 31, 1997 was $1.6 million and $2.7 million, respectively, compared to $1.3 million and $3.6 million for the prior year periods. Excluding the effects of the one-time SAIF recapitalization assessment, income tax expense of $4.5 million was recorded for the 1997 nine month period. The effective tax rate was 37.7% for the three months ended March 31, 1997 compared to 39.2% for the prior year period. Excluding the effect of the one-time SAIF recapitalization assessment, the effective tax rate was 38.0% for the nine month period ended March 31, 1997 compared to 39.3% for the nine months ended March 31, 1996.

Analysis of Net Interest Income

The following table sets forth certain information relating to the Company's consolidated statements of financial condition and the consolidated statements of income for the three and nine months ended March 31, 1997 and 1996, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived from average daily balances. The average balance of loans receivable includes non-accruing loans. The yields and costs include fees which are considered adjustments to yields.

                                                                             Three Months Ended March 31,
                                                 -----------------------------------------------------------------------------------
                                                                   1997                                       1996
                                                 --------------------------------------     ----------------------------------------
                                                   Average        Interest                     Average       Interest
                                                 Outstanding      Earned/       Yield/      Outstanding       Earned/        Yield/
                                                   Balance         Paid         Rate(1)        Balance         Paid          Rate(1)
                                                   -------         ----         -------        -------         ----          -------
                                                                                  (dollars in 000's)
Interest-earning assets:
  One- to four-family mortgage loans ........    $  761,867     $   14,272       7.49%       $  472,649     $    9,108        7.71%
  Commercial and multi-family real
    estate loans ............................        54,342          1,232       9.07            49,296          1,167        9.47
  Consumer loans ............................        35,823            808       9.15            33,512            918       11.02
                                                 ----------     ----------                   ----------     ----------
    Total loans receivable ..................       852,032         16,312       7.66           555,457         11,193        8.06
  Mortgage-backed securities ................       310,283          5,382       6.94           329,059          5,710        6.94
  Investment securities and other ...........        17,683            307       6.95            33,044            601        7.28
                                                 ----------     ----------                   ----------     ----------
    Total interest-earning assets ...........     1,179,998     $   22,001       7.46           917,560     $   17,504        7.63
                                                                ==========                                  ==========
  Non-interest earning assets ...............        54,834                                      58,619
                                                 ----------                                  ----------
    Total assets ............................    $1,234,832                                  $  976,179
                                                 ==========                                  ==========
Deposits and borrowings:
 Money market and demand deposits ...........    $   79,908     $      245       1.25%       $   78,710     $      340        1.74%
 Savings deposits ...........................       172,560            950       2.23           179,454          1,003        2.25
 Certificate of deposit accounts ............       627,389          8,900       5.75           501,441          7,098        5.69
                                                 ----------     ----------                   ----------     ----------
   Total deposits ...........................       879,857         10,095       4.65           759,605          8,441        4.47
 FHLB of New York advances ..................       169,305          2,566       6.15            78,166          1,126        5.79
 Other borrowings ...........................        74,523          1,037       5.56            31,297            433        5.48
                                                 ----------     ----------                   ----------     ----------
   Total deposits and borrowings ............     1,123,685     $   13,698       4.94           869,068     $   10,000        4.63
                                                                ==========                                  ==========
 Other liabilities ..........................        18,194                                      13,452
                                                 ----------                                  ----------
   Total liabilities ........................     1,141,879                                     882,520
 Stockholders' equity .......................        92,953                                      93,659
                                                 ----------                                  ----------
   Total liabilities and stockholders' equity    $1,234,832                                  $  976,179
                                                 ==========                                  ==========

Net interest income and net interest rate
    spread ..................................                   $    8,302       2.52%                      $    7,504        3.00%
                                                                ==========       ====                       ==========        =====

Net interest-earning assets and interest
    margin ..................................    $   56,313                      2.81%       $   48,492                       3.27%
                                                 ==========                      ====        ==========                       =====

Ratio of interest-earning assets to
    deposits and borrowings .................        105.01%                                     105.58%
                                                     ======                                      ======
(1)  Annualized.

                                                                                    Nine months Ended March 31,
                                                       -------------------------------------------------------------------------
                                                                          1997                                  1996
                                                       -----------------------------------     ---------------------------------
                                                         Average        Interest                  Average     Interest
                                                       Outstanding       Earned/   Yield/      Outstanding     Earned/   Yield/
                                                         Balance          Paid     Rate(1)       Balance        Paid     Rate(1)
                                                         -------          ----     -------       -------        ----     -------
                                                                                    (dollars in 000's)
Interest-earning assets:
  One- to four-family mortgage loans.............      $  682,337       $38,475     7.52%        $432,910      $25,061     7.72%
  Commercial and multi-family real
    estate loans.................................          53,405         3,679     9.19           48,924        3,608     9.83
  Consumer loans.................................          35,088         2,472     9.38           33,100        2,562    10.30
                                                       ----------       -------                  --------      -------
    Total loans receivable.......................         770,830        44,626     7.72          514,934       31,231     8.09
  Mortgage-backed securities.....................         324,573        16,893     6.94          321,714       16,475     6.83
  Investment securities and other................          22,021         1,177     7.13           31,883        1,779     7.44
                                                       ----------       -------                 ---------      -------
    Total interest-earning assets................       1,117,424       $62,696     7.48          868,531      $49,485     7.60
                                                                        =======                                =======
  Non-interest earning assets....................          54,172                                  56,445
                                                       ----------                                --------
    Total assets.................................      $1,171,596                                $924,976
                                                       ==========                                ========
Deposits and borrowings:
 Money market and demand deposits................      $   79,763       $   732     1.22%       $  79,308      $ 1,050     1.76%
 Savings deposits................................         175,424         2,947     2.24          182,860        3,116     2.27
 Certificate of deposit accounts.................         604,761        25,859     5.70          474,835       20,493     5.74
                                                       ----------       -------                 ---------      --------
   Total deposits................................         859,948        29,538     4.58          737,003       24,659     4.45
 FHLB of New York advances.......................         133,697         6,136     6.11           56,611        2,487     5.84
 Other borrowings................................          67,797         2,824     5.47           25,288        1,099     5.69
                                                       ----------       --------                ---------      -------
   Total deposits and borrowings.................       1,061,442       $38,498     4.83          818,902      $28,245     4.60
                                                                        =======                                =======
 Other liabilities...............................          18,376                                  11,829
                                                       ----------                              ----------
   Total liabilities.............................       1,079,818                                 830,731
 Stockholders' equity............................          91,778                                  94,245
                                                       ----------                              ----------
   Total liabilities and stockholders' equity....      $1,171,596                                $924,976
                                                       ==========                                ========

Net interest income and net interest rate
    spread.......................................                       $24,198     2.65%                      $21,240     3.00%
                                                                        =======     ====                       =======     ====
Net interest-earning assets and interest
    margin.......................................      $  55,982                    2.89%       $  49,629                  3.26%
                                                       =========                    ====        =========                  ====
Ratio of interest-earning assets to
    deposits and borrowings......................         105.27%                                  106.06%
                                                      ==========                                =========
(1)  Annualized.

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

                                                             March 31,  June 30,
                                                               1997       1996
                                                             (dollars in 000's)
Non-performing loans:
  One- to four-family ....................................    $3,423     $4,009
  Commercial and multi-family real estate ................     1,329        913
  Consumer ...............................................       872      1,264
                                                              ------     ------
    Total non-performing loans ...........................     5,624      6,186
                                                              ------     ------

Real estate owned, net ...................................       715      1,083
                                                              ------     ------
    Total non-performing assets ..........................     6,339      7,269

Troubled debt restructured loans .........................     2,317      2,340
                                                              ------     ------
    Total risk elements ..................................    $8,656     $9,609
                                                              ======     ======

Non-performing loans as a percentage of total loans ......      0.63%      0.94%
                                                              ======     ======
Non-performing assets as a percentage of total assets ....      0.51%      0.67%
                                                              ======     ======
Total risk elements as a percentage of total assets ......      0.69%      0.88%
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

Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowances will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to record additions to the allowance level based upon their judgement of the information available to them at the time of their examination. At March 31, 1997, the Company had a total allowance for loan losses of $2.8 million representing 48.99% of total non-performing loans.

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

At March 31, 1997, the Company's total deposits and borrowings maturing or repricing within one year exceeded its total interest-earning assets maturing or repricing within one year by $102.2 million, representing a one year negative gap of 8.16% of total assets. At June 30, 1996, the one year negative gap was 13.97% of total assets. As a result of having a negative gap, the yield on the Company's interest-earning assets may adjust to changes in interest rates at a slower rate than the cost of its deposits and borrowings. During a period of rising interest rates, a negative gap would tend to result in a decrease in net interest income. The opposite tendency would be expected during a period of declining interest rates.

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

Net Portfolio Value. The Bank's interest rate sensitivity is also monitored by management through the review of selected interest rate risk ("IRR") measures produced by the Office of Thrift Supervision ("OTS"). Using data from the Bank's quarterly Thrift Financial Reports, coupled with non-institution specific assumptions which are based on national averages, the OTS measures the Bank's IRR by modeling the change in net portfolio value ("NPV") over a variety of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. An NPV ratio, in any interest rate scenario, is defined as the NPV in that rate scenario divided by the market value of assets in the same scenario.

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

As of December 31, 1996 (the latest date for which information is available), the Bank's initial NPV ratio, as measured by the OTS, was 6.96%. Following a 2% increase in interest rates, the Bank's "Post-Shock" NPV ratio was 3.26%. The change in the NPV ratio or the Bank's Sensitivity Measure was 3.70%.

Management   reviews  the  quarterly  OTS  measurements  and  compares  them  to evaluations produced through internally generated simulation models, which utilize institution specific assumptions. Generally, the internally generated simulation results reflect lower levels of interest rate risk (i.e., higher post shock NPV ratio and lower sensitivity measure) than the OTS results.

In addition to monitoring NPV and interest rate gap, management also monitors the duration of assets and liabilities and the effects on net interest income resulting from parallel and non-parallel increases or decreases in rates.

At March 31, 1997, based on its internally generated simulation models, the Company's consolidated net interest income projected for one year forward would decrease 13.0% from the base case, or current market, as a result of an immediate and sustained 2% increase in interest rates.

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

Federal regulations require the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 5% of net withdrawable deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, accrued interest receivable, certain time deposits, U.S. Treasury and Government agencies and other securities and obligations generally having remaining maturities of less than five years. The Company's most liquid assets are cash and cash equivalents, short term investments and mortgage-backed securities. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At March 31, 1997 and June 30, 1996, the Bank's liquidity ratios were 10.71% and 15.17%, respectively, both in excess of the 5% minimum regulatory requirement.

The Company uses its liquid resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to purchase loans and securities, to fund existing and future loan commitments, and to meet operating expenses. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

In addition to cash provided by operating activities, the Company's cash needs for the nine months ended March 31, 1997 and 1996 were principally provided by increased deposits and an increase in advances from the FHLB of New York and other borrowings. For the nine months ended March 31, 1997 and 1996, the cash provided was principally used for investing activities, which included the origination and purchase of loans.

Current regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percentage of risk adjusted assets; a leverage ratio of core capital to total adjusted assets; and a tangible capital ratio expressed as a percentage of total adjusted assets. As of March 31, 1997, the Bank substantially exceeded all regulatory capital standards and was considered a well capitalized institution (see Note 3. - Stockholders' Equity and Regulatory Capital, in the Notes to Consolidated Financial Statements).

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


                                            PENNFED FINANCIAL SERVICES, INC.



Date: May 14, 1997                             By:/s/ Joseph L. LaMonica
                                                  ----------------------
                                                  Joseph L. LaMonica
                                                  President and Chief
                                                  Executive Officer




Date: May 14, 1997                             By:/s/ Lucy T. Tinker
                                                  ------------------
                                                  Lucy T. Tinker
                                                  Executive Vice President and
                                                  Chief Operating Officer
                                                  (Principal Financial Officer)




Date: May 14, 1997                             By:/s/ Jeffrey J. Carfora
                                                  ----------------------
                                                  Jeffrey J. Carfora
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)