Form 10-K
period 1997-06-30
PENNFED FINANCIAL SERVICES INC
filed 1997-09-24
CIK 920945

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]
    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
    FOR THE TRANSITION PERIOD FROM     TO
                                   ----   ----
                        COMMISSION FILE NUMBER 0-24040

                       PENNFED FINANCIAL SERVICES, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             DELAWARE                                   22-3297339
-------------------------------------------------------------------------------
   (State or other jurisdiction         (I.R.S. Employer Identification No.)
   of incorporation or organization)


           622 EAGLE ROCK AVENUE, WEST ORANGE, NEW JERSEY 07052-2989
-------------------------------------------------------------------------------
           (Address of principal executive offices)       (Zip Code)

   Registrant's telephone number, including area code:    (973) 669-7366

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    COMMON STOCK, PAR VALUE $.01 PER SHARE
                               (Title of class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the Nasdaq National Market as of September 5, 1997, was $113,925,000. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

  As of September 5, 1997, there were issued and outstanding 4,822,124 shares of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part III of Form 10-K--Portions of the Proxy Statement for 1997 Annual Meeting of Stockholders.

                                    PART I

ITEM 1. BUSINESS

GENERAL

  PennFed Financial Services, Inc. ("PennFed" and with its subsidiary the "Company"), a Delaware corporation, was organized in March 1994 for the purpose of becoming the savings and loan holding company for Penn Federal Savings Bank ("Penn Federal" or the "Bank") in the connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank (the "Conversion"). PennFed owns all of the outstanding stock of the Bank. All references to the Company, unless otherwise indicated, prior to July 14, 1994 refer to the Bank and its subsidiary on a consolidated basis. The Company's common stock is traded on the Nasdaq National Market Tier of the Nasdaq Stock Market under the symbol "PFSB."

  PennFed and the Bank are subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision, Department of the Treasury ("OTS") and by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a member of the Federal Home Loan Bank ("FHLB") System and its deposits are insured up to applicable limits by the FDIC.

  The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Company attracts deposits from the general public and uses such deposits, together with borrowings and other funds, to originate and purchase one- to four-family residential mortgage loans, and, to a lesser extent, commercial and multi-family real estate and consumer loans. See "--Originations, Purchases, Sales and Servicing of Loans." The Company also invests in mortgage-backed securities secured by one- to four-family residential mortgages, U.S. Government and agency obligations and other permissible investments.

  The Company offers a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings, money market, and a variety of checking accounts, as well as certificate accounts. The Company generally solicits deposits in its primary market areas.

  At June 30, 1997, the Company had total assets of $1.3 billion, deposits of $918.2 million, borrowings of $288.2 million and stockholders' equity of $97.3 million.

  At June 30, 1997, the Company's gross loan portfolio totaled $928.9 million, including $831.8 million of one- to four-family residential first mortgage loans, $56.8 million of commercial and multi-family real estate loans and $40.2 million of consumer loans. In addition, on that date, the Company had $288.5 million of mortgage-backed securities and $47.7 million of other investment securities and FHLB of New York stock.

  At June 30, 1997, the vast majority of the Company's first and second mortgage loans (excluding mortgage-backed securities) were secured by properties located in New Jersey. Of the loans secured by properties outside the State of New Jersey, the majority are secured by one- to four-family loans and the balance secured by commercial and multi-family real estate loans. See "--Originations, Purchases, Sales and Servicing of Loans." The Company's revenues are derived primarily from interest on loans, mortgage-backed securities and investments, and income from service charges.

  Penn Federal, through its wholly-owned subsidiary, Penn Savings Insurance Agency, Inc., offers insurance and uninsured annuity products to its customers. See "--Subsidiary Activities."

  The administrative offices of the Company are located at 622 Eagle Rock Avenue, West Orange, New Jersey 07052-2989, and the telephone number at that address is (973) 669-7366.

MARKET AREA

  The Company's primary market areas are comprised of the Ironbound section of the City of Newark and surrounding urban communities, the suburban Essex County areas and selected areas of central/southern New

Jersey, which are serviced through seventeen full service offices. Penn Federal was organized in the Ironbound section of Newark in 1941 and the home office of the Bank remains there. The City of Newark and immediately adjacent communities of East Newark and Harrison are primarily urban blue collar areas with two or more family dwellings and some manufacturing and industry. Deposits at Bank branches in these areas comprise 35% of total Bank deposits. The suburban Essex County area consists of communities with predominantly single family homes, and a white collar commuter population that works in New York or Newark, or engages in local retail trade or industry. Suburban Essex County is the Bank's largest market area, accounting for approximately 40% of total Bank deposits at June 30, 1997. Penn Federal's central/southern New Jersey branches, with 25% of total Bank deposits, serve retirement populations and expanding townhouse, multi-family and single family home developments. The Bank also purchases a significant volume of one- to four-family residential loans secured by properties located primarily in New Jersey. See "-- Originations, Purchases, Sales and Servicing of Loans."

LENDING ACTIVITIES

  General. The Company primarily originates and purchases fixed and adjustable rate, one- to four-family first mortgage loans. The Company's general policy is to originate and purchase such mortgages with maturities between 10 and 30 years. Adjustable rate mortgage ("ARM") loans are originated and purchased in order to increase the percentage of loans with more frequent repricing than fixed rate, one- to four-family mortgage loans. The Company underwrites mortgage loans generally using Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") guidelines, although loan amounts may exceed agency limits. See "--Loan Portfolio Composition" and "--One- to Four-Family Residential Mortgage Lending."

  The Company also originates commercial and multi-family real estate loans and consumer loans. Such loans generally reprice more frequently, have shorter maturities, and/or have higher yields than fixed rate, one- to four-family mortgage loans. At June 30, 1997, the Company's total net loan portfolio was $931.5 million.

  Residential and consumer loan applications may be approved by various officers up to $1.0 million. Commercial and multi-family real estate loan applications are initially considered and approved at various levels of authority, depending on the amount of the loan. All commercial and multi-family real estate loans between $500,000 and $1.0 million must be approved by the Executive Loan Committee which consists of the President, three executive officers and the Vice President of Commercial Lending. The approval of the Company's Board of Directors is required for all loans above $1.0 million.

  The aggregate amount of loans that the Company is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Company could have invested in any one real estate project is the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation--Federal Regulation of Savings Associations." At June 30, 1997, the maximum amount which the Company could have lent to any one borrower and the borrower's related entities was approximately $11.4 million. The Company's current policy is to limit such loans to a maximum of 50% of the regulatory limit or $3.0 million, whichever is less. At June 30, 1997, the Company did not have any loans or series of loans to one borrower with outstanding balances in excess of $2.8 million. See "--Commercial and Multi-Family Real Estate Lending." At June 30, 1997, the Company's largest group of loans to one borrower totaled $2.8 million and consisted of three commercial real estate loans aggregating $1.9 million and one commercial real estate loan for $894,000 for which the borrower on the three commercial real estate loans is only a guarantor. Each loan is secured by an apartment building located in one of the Company's primary market areas. At June 30, 1997, there was a total of 14 loans or lender relationships in excess of $1.0 million, for a total amount of $23.6 million. At that date, $23.0 million of these were performing in accordance with their respective repayment terms while $574,000 were 30 days past due and $58,000 were 60 days past due. See "--Non-Performing and Classified Assets."

  Loan Portfolio Composition. The following table sets forth the composition of the Company's loan portfolio at the dates indicated.

                                                               JUNE 30,
                         ---------------------------------------------------------------------------------------------
                               1997               1996               1995               1994               1993
                         -----------------  -----------------  -----------------  -----------------  -----------------
                          AMOUNT   PERCENT   AMOUNT   PERCENT   AMOUNT   PERCENT   AMOUNT   PERCENT   AMOUNT   PERCENT
                         --------  -------  --------  -------  --------  -------  --------  -------  --------  -------
                                                        (DOLLARS IN THOUSANDS)
FIRST MORTGAGE LOANS:
 One- to four-
  family(/1/)........... $831,843   89.55%  $565,924   86.68%  $386,125   82.17%  $301,843   78.13%  $304,838   75.70%
 Construction...........      --      --         --      --         --      --         177    0.04        378    0.09
 Commercial and multi-
  family................   56,811    6.12     52,014    7.97     50,448   10.74     49,135   12.72     53,120   13.19
                         --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
   Total first mortgage
    loans...............  888,654   95.67    617,938   94.65    436,573   92.91    351,155   90.89    358,336   88.98
                         --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
OTHER LOANS:
 Consumer Loans:
 Second mortgages.......   23,665    2.55     23,912    3.66     21,105    4.49     22,532    5.83     30,175    7.49
 Home equity lines of
  credit................   14,040    1.51      8,955    1.37      9,792    2.08     10,840    2.81     11,640    2.89
 Other..................    2,512    0.27      2,117    0.32      2,461    0.52      1,825    0.47      2,568    0.64
                         --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
   Total consumer
    loans...............   40,217    4.33     34,984    5.35     33,358    7.09     35,197    9.11     44,383   11.02
                         --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
   Total loans..........  928,871  100.00%   652,922  100.00%   469,931  100.00%   386,352  100.00%   402,719  100.00%
                                   ======             ======             ======             ======             ======
LESS:
 Loans in process.......      --                 --                 --                 (44)               (70)
 Unamortized premiums,
  deferred loan fees,
  and other, net........    5,202              2,279                606                109               (189)
 Allowance for loan
  losses................   (2,622)            (2,630)            (2,860)            (3,060)            (3,126)
                         --------           --------           --------           --------           --------
   Total loans
    receivable, net..... $931,451           $652,571           $467,677           $383,357           $399,334
                         ========           ========           ========           ========           ========

--------
(1) One- to four-family loans include loans held for sale of $88,000, $536,000 and $1,995,000, at June 30, 1996, 1994 and 1993, respectively. There were no loans held for sale at June 30, 1997 and 1995.

  Loan Maturity. The following schedule sets forth the contractual maturity of the Company's loan portfolio as of June 30, 1997. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. Loans with balloon payments are also shown as amortizing to final maturity (i.e., when the balloon payment is due). All balances are shown on a gross basis and, thus, include no premium or discount adjustments. Savings account loans, included in consumer loans, which have no stated final maturity are reported as due within one year. The table does not reflect the effects of possible prepayments or scheduled principal amortization.

                                   AFTER ONE  AFTER THREE AFTER FIVE  AFTER TEN    AFTER
                         ONE YEAR   THROUGH     THROUGH    THROUGH     THROUGH     TWENTY
                         OR LESS  THREE YEARS FIVE YEARS  TEN YEARS  TWENTY YEARS  YEARS    TOTAL
                         -------- ----------- ----------- ---------- ------------ -------- --------
                                                       (IN THOUSANDS)
FIRST MORTGAGE LOANS:
One- to four-family.....  $  729    $ 3,036     $ 6,868    $28,786     $194,704   $597,720 $831,843
Commercial and multi-
 family.................   4,759      7,504       5,983     10,160       20,527      7,878   56,811
                          ------    -------     -------    -------     --------   -------- --------
  Total first mortgage
   loans................   5,488     10,540      12,851     38,946      215,231    605,598  888,654
Consumer loans..........   2,315      1,894       2,431     10,308       22,518        751   40,217
                          ------    -------     -------    -------     --------   -------- --------
  Total loans, gross....  $7,803    $12,434     $15,282    $49,254     $237,749   $606,349 $928,871
                          ======    =======     =======    =======     ========   ======== ========

  Loans due after June 30, 1998 which have fixed interest rates amount to $510.8 million, while those with adjustable rates amount to $410.3 million, detailed as follows:

                                                     DUE AFTER JUNE 30, 1998
                                                   ----------------------------
                                                    FIXED   ADJUSTABLE  TOTAL
                                                   -------- ---------- --------
                                                          (IN THOUSANDS)
FIRST MORTGAGE LOANS:
One- to four-family............................... $468,860  $362,254  $831,114
Commercial and multi-family.......................   18,082    33,970    52,052
                                                   --------  --------  --------
  Total first mortgage loans......................  486,942   396,224   883,166
Consumer..........................................   23,863    14,039    37,902
                                                   --------  --------  --------
  Total loans, gross.............................. $510,805  $410,263  $921,068
                                                   ========  ========  ========

  One- to Four-Family Residential Mortgage Lending. Residential loan originations are generated by the Company's in-house originations staff, marketing efforts, its present customers, walk-in customers and referrals from real estate agents, mortgage brokers and builders. The Company focuses its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences. During the fiscal year ended June 30, 1997, the Company originated $74.2 million of fixed rate real estate loans secured by one- to four-family residential real estate. ARM loans originated during fiscal 1997 totaled $67.5 million. Substantially, all of the Company's one- to four-family residential mortgage originations are secured by properties located in the State of New Jersey.

  In addition, the Company has correspondent relationships with two other institutions through which, during fiscal 1997, it purchased $28.6 million of newly originated fixed and $166.9 million of newly originated adjustable rate one- to four-family residential first mortgages, most of which are secured by properties located in the State of New Jersey and a limited amount of which are secured by properties located in the Commonwealth of Pennsylvania. These loans are underwritten by the correspondent institutions using the Company's guidelines and a portion of those loans are re-underwritten by the Bank on a test basis. All loans purchased are supported by customary representations and warranties provided by the correspondent institutions. At June 30, 1997, the Company's one- to four-family residential mortgage loans totaled $831.8 million, or approximately 89.6% of the Company's gross loan portfolio. In the event the Company is unable to maintain these two correspondent relationships, its ability to purchase one- to four-family residential first mortgage loans meeting its underwriting criteria could be adversely affected. See "-- Originations, Purchases, Sales and Servicing of Loans."

  The Company currently originates one- to four-family residential mortgage loans with terms of up to 30 years in amounts up to 95% of the appraised value of the security property. The Company generally requires that private mortgage insurance be obtained in an amount sufficient to reduce the Company's exposure to 80% or less of the loan-to-value level.

  Currently, loans are primarily originated for investment purposes and are, therefore, being held to maturity in the Company's loan portfolio. Interest rates charged on loans are competitively priced according to market conditions.

  In underwriting one- to four-family residential real estate loans, the Company evaluates both the borrower's ability to make monthly payments and the value of the property securing the loan. Properties securing real estate loans made by the Company are appraised by independent appraisers approved by the Board of Directors. The Company requires borrowers to obtain title insurance and fire and property insurance (including flood insurance, if necessary) in the amount of the loan or the replacement cost, whichever is less. Real estate loans originated and purchased by the Company generally contain a "due on sale" clause allowing the Company to declare the unpaid principal balance due and payable upon the sale of the security property.

  Commercial and Multi-Family Real Estate Lending. The Company also engages in commercial and multi-family real estate lending in its market areas. At June 30, 1997, the Company had $56.8 million of commercial and multi-family real estate loans which represented 6.1% of the Company's gross loan portfolio. This amount includes less than $300,000 of lines of credit secured by non-real estate business assets. At June 30, 1997, the average per loan balance of the Company's commercial and multi-family real estate loans outstanding was $277,000.

  The Company's commercial and multi-family real estate loan portfolio is secured primarily by apartment buildings, mixed-use buildings, small office buildings, restaurants, warehouses and strip shopping centers. Commercial and multi-family real estate loans typically have terms that do not exceed 15 years and have a variety of rate adjustment features and other terms. Generally, the loans are made in amounts up to 75% of the appraised value of the security property. Adjustable rate commercial and multi-family real estate loans normally provide for a margin over the U.S. Treasury security adjusted to a constant maturity of five years, with periodic adjustments after five years, or over the Prime Rate as reported in the Wall Street Journal. To a lesser extent, the Company also originates commercial and multi-family real estate loans with a margin over shorter-term U.S. Treasury securities. In underwriting these loans, the Company analyzes the current financial condition of the borrower, the borrower's credit history, and the reliability and predictability of the cash flow generated by the property securing the loan. The Company usually requires personal guarantees of the borrowers. Appraisals on properties securing commercial real estate loans originated by the Company are performed by independent appraisers approved by the Board of Directors. The Company has recently established a correspondent relationship with a bank in New Jersey as part of an overall effort to increase its commercial and multi-family real estate originations.

  Commercial and multi-family real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (e.g., if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower's ability to repay the loan may be impaired.

  Consumer Lending. The Company offers a variety of secured consumer loans, including home equity lines of credit, second mortgages, automobile loans and loans secured by savings deposits. In addition, the Company offers unsecured overdraft checking protection. The Company currently originates substantially all of its consumer loans in its primary market areas. Since 1992, the Company has originated consumer loans only on a direct basis, where the Company extends credit directly to the borrower. Prior to that date, the Company purchased second mortgages from various affiliated and unaffiliated third parties. At June 30, 1997, the Company had $3.4 million in purchased second mortgages, of which $541,000 were non-performing at that date. See "--Non-Performing Assets and Classified Assets."

  The Company originates adjustable rate home equity lines of credit and fixed rate second mortgage loans generally up to $125,000. Home equity lines of credit and second mortgage loans together with loans secured by all prior liens, are generally limited to 75% or less of the appraised value of the property securing the loan. Second mortgage loans have a maximum term of up to 15 years. Home equity lines of credit may have varying terms up to 20 years. These loans are underwritten utilizing criteria similar to the Company's first mortgage loans. As of June 30, 1997, second mortgage loans and home equity lines of credit amounted to $37.7 million or 4.1% of the Company's gross loan portfolio.

  At June 30, 1997, the Company's total consumer loan portfolio was $40.2 million, or 4.3% of its gross loan portfolio, of which approximately 65% were fixed rate loans and 35% were adjustable rate loans.

  Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The underwriting standards employed by the Company for consumer loans include an application, a determination of the applicant's payment history on other debts and an assessment of the borrower's ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

  Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral from a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

ORIGINATIONS, PURCHASES, SALES AND SERVICING OF LOANS

  For the fiscal year ended June 30, 1997, the Company originated $173.5 million of loans, compared to $143.0 million and $54.5 million in fiscal 1996 and 1995, respectively. Mortgage loan originations are handled by employees of the Company. Separate origination facilities are not maintained.

  During the fiscal years ended June 30, 1997, 1996 and 1995, the Company purchased $195.5 million, $132.2 million and $87.7 million of one- to four-family residential first mortgage loans, respectively, primarily through correspondent relationships with other institutions. The purchased loans represent both fixed and adjustable rate one- to four-family first mortgages secured by properties primarily located throughout New Jersey. During fiscal 1997, a limited amount of loans secured by properties located in the Commonwealth of Pennsylvania were purchased. All loans are purchased on a non-recourse basis.

  From time to time the Company sells one- to four-family mortgage loans, without recourse, to FHLMC and other secondary market purchasers. The Company sold loans in aggregate amounts of $585,000, $273,000 and $1.4 million during the years ended June 30, 1997, 1996 and 1995, respectively.

  When loans are sold, the Company may retain the responsibility for servicing the loans. The Company receives a fee for performing these services. The Company serviced for others one- to four-family mortgage loans with an aggregate outstanding principal balance of $78.8 million, $89.2 million and $80.0 million at June 30, 1997, 1996 and 1995, respectively. The increase in 1996 was due to the purchase of one- to four-family residential mortgage loan servicing rights for approximately $19.9 million of loans.

  The following table sets forth the activity in the Company's loan portfolio for the years indicated.

                                                        YEAR ENDED JUNE 30,
                                                     --------------------------
                                                       1997     1996     1995
                                                     -------- -------- --------
                                                           (IN THOUSANDS)
Net loans receivable at beginning of year........... $652,571 $467,677 $383,357
PLUS:
Loans originated:
 One- to four-family................................  141,736  119,583   35,588
 Commercial and multi-family real estate............   12,225    7,477    7,147
 Consumer...........................................   19,501   15,966   11,745
                                                     -------- -------- --------
  Total loans originated............................  173,462  143,026   54,480
                                                     -------- -------- --------
Loans purchased:
 One- to four-family................................  195,514  132,238   87,728
 Consumer...........................................      --       --       146
                                                     -------- -------- --------
  Total loans purchased.............................  195,514  132,238   87,874
                                                     -------- -------- --------
  Total loans originated and purchased..............  368,976  275,264  142,354
LESS:
 One- to four-family loans sold.....................      585      273    1,362
 Loan principal payments and other, net.............   87,821   88,557   53,978
 Loans transferred to real estate owned.............    1,690    1,540    2,694
                                                     -------- -------- --------
Net loans receivable at end of year................. $931,451 $652,571 $467,677
                                                     ======== ======== ========

NON-PERFORMING AND CLASSIFIED ASSETS

  Generally, when a borrower fails to make a required payment on a real estate secured loan or other secured loan the Company institutes collection procedures by mailing a delinquency notice. The customer is contacted again, by telephone, if the delinquency is not promptly cured. In many cases, delinquencies are cured promptly; however, if a loan secured by real estate or other collateral has been delinquent for more than 60 days, a letter of notice of intention to foreclose is sent and the customer is requested to make arrangements to bring the loan current. At 90 days past due, unless satisfactory arrangements have been made, immediate repossession commences or foreclosure procedures are instituted. For unsecured loans, the collection procedures are similar; however, at 90 days past due, a reserve or charge-off is recommended and, subsequently, a law suit is filed, if necessary.

  At June 30, 1997, the Company's loans delinquent 60 to 89 days totaled $1.5 million; $1.0 million were one- to four-family mortgage loans; $348,000 were commercial and multi-family real estate loans; and $114,000 were consumer loans.

  The table below sets forth the Company's amounts and categories of non-performing assets and restructured loans. Loans are placed on non-accrual status when the collection of principal or interest becomes delinquent more than 90 days. There are no loans delinquent more than 90 days which are still accruing. Real estate owned represents assets acquired in settlement of loans and is shown net of valuation allowances. Restructured loans are all performing in accordance with modified terms and are, therefore, considered performing.

                                                 AT JUNE 30,
                                     ----------------------------------------
                                      1997    1996    1995    1994     1993
                                     ------  ------  ------  -------  -------
                                            (DOLLARS IN THOUSANDS)
NON-ACCRUING LOANS:
One- to four-family................. $3,567  $4,009  $3,040  $ 5,739  $ 8,486
Construction........................    --      --      --       132      --
Commercial and multi-family.........  1,053     913   1,090    1,966    3,629
Consumer............................    865   1,264   1,435    2,021    1,896
                                     ------  ------  ------  -------  -------
  Total non-accruing loans..........  5,485   6,186   5,565    9,858   14,011
Real estate owned, net..............    884   1,083   1,177    1,469    1,726
                                     ------  ------  ------  -------  -------
  Total non-performing assets.......  6,369   7,269   6,742   11,327   15,737
Restructured loans..................  1,451   2,340   2,922    2,289    2,320
                                     ------  ------  ------  -------  -------
  Total risk elements............... $7,820  $9,609  $9,664  $13,616  $18,057
                                     ======  ======  ======  =======  =======
Non-accruing loans as a percentage
 of total loans.....................   0.59%   0.95%   1.18%    2.55%    3.48%
                                     ======  ======  ======  =======  =======
Non-performing assets as a
 percentage of total assets.........   0.48%   0.67%   0.78%    1.67%    2.71%
                                     ======  ======  ======  =======  =======
  Total risk elements as a
   percentage of total assets.......   0.59%   0.88%   1.11%    2.00%    3.11%
                                     ======  ======  ======  =======  =======

  For the year ended June 30, 1997, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $139,000, none of which was included in interest income during this period.

  For the year ended June 30, 1997, gross interest income which would have been recorded had the restructured loans paid in accordance with their original terms amounted to $263,000. For the year ended June 30, 1997, the actual amount included in interest income, which was paid in accordance with the modified loan terms, was $210,000.

  Non-Performing Assets. Non-accruing loans at June 30, 1997 were comprised of 47 one- to four-family loans aggregating $3.6 million, 29 second mortgage loans aggregating $865,000 and five commercial and multi-family real estate loans, totaling $1.1 million.

  Real estate owned at June 30, 1997 included 10 one- to four-family properties totaling $505,000, the largest of which had a net book value of $93,000, and two commercial properties with a total net book value of $379,000.

  Restructured Loans. In the normal course of business the Company has restructured the terms of certain loans. At June 30, 1997, restructured loans consisted of two commercial real estate loans with individual book balances of $768,000 and $683,000. These loans have been performing in accordance with their modified terms.

  Other Loans of Concern. As of June 30, 1997, there were $3.7 million of other loans not included in the table or discussed above where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future. Set forth below is a description of other loans of concern with book values in excess of $1.0 million.

  Included in other loans of concern is a loan with a book value of $1.8 million which the Company is monitoring due to periodic delinquencies. The loan is secured by a first mortgage lien on a banquet facility in Essex County, New Jersey, as well as personal and corporate guarantees. As of June 30, 1997, the loan was current, and performing in accordance with its repayment terms.

  Also, included in other loans of concern at June 30, 1997 are six loans to one borrower and one loan to an affiliated party totaling $1.1 million acquired in the 1989 acquisition of First Federal Savings and Loan Association of Montclair. The six loans consist of one commercial real estate loan of $454,000, four one-to four-family loans totaling $241,000 and an $88,000 line of credit. The loan to an affiliated party consists of a commercial real estate loan of $272,000. All of these loans are secured by properties located in New Jersey. The commercial real estate loans are secured by mixed-use properties consisting of retail stores and apartments located in Essex County, New Jersey. All of these loans were originated from 1985 to 1989 with thirty year terms. At June 30, 1997, $423,000 of these loans were performing in accordance with their respective repayment terms while $574,000 were 30 days past due and $58,000 were 60 days past due. The Company continues to monitor these loans due to their periodic delinquencies.

  All of the other loans of concern have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

  Classified Assets. Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the savings institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that the establishment of a specific loss reserve is warranted.

  When a savings institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings institution classifies problem assets as "loss," it is required to either establish a specific reserve equal to 100% of that portion of the asset so classified or to charge-off such amount.

  In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews the assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of its assets at June 30, 1997, the Bank's classified assets, including real estate owned, totaled $8.0 million, with $7.4 million classified as substandard and $618,000 classified as loss. Total classified assets represent 8.2% of the Company's stockholders' equity and 0.6% of the Company's total assets.

  Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, the loan classifications discussed above, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience, and other factors that warrant recognition in providing for an adequate loan loss allowance.

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

  Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowances will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to record additions to the allowance level based upon their assessment of the information available to them at the time of examination.

  The following table sets forth an analysis of the Company's allowance for loan losses at, and for, the dates indicated.

                                               YEAR ENDED JUNE 30,
                                       ---------------------------------------
                                        1997    1996    1995    1994    1993
                                       ------  ------  ------  ------  -------
                                             (DOLLARS IN THOUSANDS)
Balance at beginning of year.......... $2,630  $2,860  $3,060  $3,126  $ 3,378
Charge-offs:
  One- to four-family.................   (392)   (195)   (267)   (489)      (5)
  Commercial and multi-family.........   (147)   (508)   (223)    (93)    (170)
  Consumer............................   (146)   (238)   (279)   (395)  (1,745)
                                       ------  ------  ------  ------  -------
                                         (685)   (941)   (769)   (977)  (1,920)
                                       ------  ------  ------  ------  -------
Recoveries:
  One- to four-family.................    --      --      --       28       49
  Commercial and multi-family.........    --      101     --      --       --
  Consumer............................     42     --      --      --        58
                                       ------  ------  ------  ------  -------
                                           42     101     --       28      107
                                       ------  ------  ------  ------  -------
Net charge-offs.......................   (643)   (840)   (769)   (949)  (1,813)
Additions charged to operations.......    635     610     569     883    1,561
                                       ------  ------  ------  ------  -------
Balance at end of year................ $2,622  $2,630  $2,860  $3,060  $ 3,126
                                       ======  ======  ======  ======  =======
Ratio of net charge-offs during the
 year to average loans outstanding
 during the year......................   0.08%   0.16%   0.19%   0.25%    0.43%
                                       ======  ======  ======  ======  =======
Ratio of allowance for loan losses to
 total loans at end of year...........   0.28%   0.40%   0.61%   0.79%    0.78%
                                       ======  ======  ======  ======  =======
Ratio of allowance for loan losses to
 non-accruing loans at end of year....  47.80%  42.52%  51.39%  31.04%   22.31%
                                       ======  ======  ======  ======  =======

  The distribution of the Company's allowance for loan losses at the dates indicated is summarized in the following table. The portion of the allowance allocated to each loan category does not represent the total available for possible future losses within that category since the total allowance is applicable to the entire loan portfolio.

                                                             JUNE 30,
                          -------------------------------------------------------------------------------
                               1997            1996            1995            1994            1993
                          --------------- --------------- --------------- --------------- ---------------
                                 PERCENT         PERCENT         PERCENT         PERCENT         PERCENT
                                    OF              OF              OF              OF              OF
                                 LOANS IN        LOANS IN        LOANS IN        LOANS IN        LOANS IN
                                   EACH            EACH            EACH            EACH            EACH
                                 CATEGORY        CATEGORY        CATEGORY        CATEGORY        CATEGORY
                                 TO TOTAL        TO TOTAL        TO TOTAL        TO TOTAL        TO TOTAL
                          AMOUNT  LOANS   AMOUNT  LOANS   AMOUNT  LOANS   AMOUNT  LOANS   AMOUNT  LOANS
                          ------ -------- ------ -------- ------ -------- ------ -------- ------ --------
                                                      (DOLLARS IN THOUSANDS)
One- to four-family.....  $1,463   89.55% $1,290   86.68% $  657   82.17% $  726   78.17% $  816   75.79%
Commercial and multi-
 family real estate.....     654    6.12     782    7.97   1,602   10.74   1,726   12.72   1,804   13.19
Consumer................     505    4.33     558    5.35     601    7.09     608    9.11     506   11.02
                          ------  ------  ------  ------  ------  ------  ------  ------  ------  ------
 Total..................  $2,622  100.00% $2,630  100.00% $2,860  100.00% $3,060  100.00% $3,126  100.00%
                          ======  ======  ======  ======  ======  ======  ======  ======  ======  ======

INVESTMENT ACTIVITIES

  The Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained its liquid assets above the minimum requirements imposed by the OTS regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. As of June 30, 1997, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable deposit accounts and current borrowings) was 10.36%. See "Regulation--Liquidity."

  Federally chartered savings institutions have the authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and Federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

  Generally, the investment policy of the Company is to invest funds among various categories of investments and maturities based upon the Company's need for liquidity, to provide collateral for borrowings and to fulfill the Company's asset/liability management policies.

  At June 30, 1997, the Company had a securities portfolio consisting principally of U.S. government obligations and securities of various federal agencies, including mortgage-backed securities. These investments carry a low risk weighting for OTS risk-based capital purposes, generally satisfy OTS liquid-asset requirements and are of relatively short duration. See "Regulation--Regulatory Capital Requirements" and "Regulation-- Liquidity."

  Investment Securities. At June 30, 1997, the Company's investment securities (including a $12.4 million investment in FHLB of New York stock) totaled $47.7 million, or 3.6% of its total assets. It is the Company's general policy to purchase U.S. Government securities and federal agency obligations and other investment grade securities in accordance with its strategic objectives, including, but not limited to, achieving growth and/or interest rate risk measurement targets.

  OTS regulations restrict investments in corporate debt and equity securities by the Company. See "Regulation--Federal Regulation of Savings Associations" for a discussion of additional restrictions on the Company's investment activities.

  The following table indicates the composition of the investment securities portfolio, excluding FHLB of New York stock, based on the final maturities of each investment. At June 30, 1997, the weighted average life of this portfolio was 1.0 year, based on the shorter of the remaining maturity, next repricing date or initial call date.

                                                  JUNE 30, 1997
                         ----------------------------------------------------------------
                                     AFTER ONE   AFTER FIVE YEARS
                          ONE YEAR  YEAR THROUGH     THROUGH         TOTAL INVESTMENT
                          OR LESS    FIVE YEARS     TEN YEARS           SECURITIES
                         ---------- ------------ ---------------- -----------------------
                         BOOK VALUE  BOOK VALUE     BOOK VALUE    BOOK VALUE MARKET VALUE
                         ---------- ------------ ---------------- ---------- ------------
                                              (DOLLARS IN THOUSANDS)
U.S. government and
 agency obligations.....   $4,999      $ --          $30,000       $34,999     $35,125
Obligations of states
 and political
 subdivisions...........      --         101             190           291         307
                           ------      -----         -------       -------     -------
Total investment
 securities.............   $4,999      $ 101         $30,190       $35,290     $35,432
                           ======      =====         =======       =======     =======
Weighted average yield
 at year end............     7.95%      5.70%           7.44%         7.51%
                           ======      =====         =======       =======

  The Company's investment securities portfolio at June 30, 1997 did not contain securities of any issuer or tax-exempt securities with an aggregate book value in excess of 10% of the Company's retained earnings, excluding those issued by the U.S. Government or its agencies.

  The Company's investments, including the mortgage-backed securities portfolio, are managed in accordance with a written investment policy adopted by the Board of Directors.

  At June 30, 1997, there were no investment securities held for sale.

  Mortgage-Backed Securities. The Company, from time to time, purchases mortgage-backed securities in accordance with its strategic objectives, including, but not limited to, achieving growth and/or interest rate risk measurement targets. No purchases were made in fiscal 1997. At June 30, 1997, mortgage-backed securities totaled $288.5 million, or 21.8% of the Company's total assets, of which approximately 27% consisted of adjustable rate securities. The type of securities purchased is based upon the Company's asset/liability management strategy and balance sheet objectives. Most of the mortgage-backed securities purchased by the Company over the last several years were secured by loans with five or seven year balloon terms, 15 year fixed rate terms or one and three year adjustable rate terms. The Company's current investment strategy emphasizes mortgage-backed securities with high credit quality and relatively short duration. The Company has invested primarily in federal agency securities, principally those of the Government National Mortgage Association ("GNMA"), FHLMC and FNMA.

  The following table indicates the composition of the mortgage-backed securities portfolio, excluding unamortized premiums, based on the final maturities of each security.

                                               JUNE 30, 1997
                         -----------------------------------------------------------
                                    AFTER      AFTER
                                   ONE YEAR  FIVE YEARS  AFTER          TOTAL
                         ONE YEAR  THROUGH    THROUGH     TEN         MORTGAGE-
                         OR LESS  FIVE YEARS TEN YEARS   YEARS    BACKED SECURITIES
                         -------- ---------- ---------- --------  ------------------
                           BOOK      BOOK       BOOK      BOOK      BOOK     MARKET
                          VALUE     VALUE      VALUE     VALUE     VALUE     VALUE
                         -------- ---------- ---------- --------  --------  --------
                                          (DOLLARS IN THOUSANDS)
GNMA....................  $  --    $   --     $   872   $  3,121  $  3,993  $  4,205
FHLMC...................   8,580    56,943      9,097    109,408   184,028   186,350
FNMA....................     --     20,928      2,829     74,927    98,684    99,632
CMOs/REMICs.............     --        --         --         938       938       938
                          ------   -------    -------   --------  --------  --------
Total mortgage-backed
 securities.............  $8,580   $77,871    $12,798   $188,394  $287,643  $291,125
                          ======   =======    =======   ========  ========  ========
Weighted average yield
 at year end............    7.00%     6.78%      7.38%      7.26%     7.12%
                          ======   =======    =======   ========  ========

  The GNMA, FHLMC and FNMA certificates are modified pass-through mortgage-backed securities that represent undivided interests in underlying pools of fixed rate, or certain types of adjustable rate, single-family residential mortgages issued by these government-sponsored entities. GNMA's guarantee to the certificate holder of timely payments of principal and interest is backed by the full faith and credit of the U.S. Government. FNMA and FHLMC provide the certificate holder a guarantee of timely payments of interest and scheduled principal payments, whether or not they have been collected.

  Collateralized Mortgage Obligations ("CMOs") are special types of pass-through debt in which the stream of principal and interest payments on the underlying mortgages or mortgage-backed securities is used to create classes with different maturities and, in some cases, amortization schedules, as well as a residual interest, with each such class possessing different risk characteristics. Real Estate Mortgage Investment Conduits ("REMICs") are similar, except REMICs are typically issued by a special purpose entity, such as a trust, corporation or partnership which pools pass-through securities to create different classes. Management believes these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity and repayment options available through such investments. The CMOs and REMICs acquired by the Company are not interest only or principal only or residual interests. The Company held $938,000 of CMOs and REMICs at June 30, 1997.

  The following table sets forth the Company's mortgage-backed securities purchase and repayment activities for the years indicated.

                                                        YEAR ENDED JUNE 30,
                                                     --------------------------
                                                       1997     1996     1995
                                                     -------- -------- --------
                                                           (IN THOUSANDS)
Mortgage-backed securities, net:
  At beginning of year.............................. $346,068 $319,436 $204,870
  Securities purchased..............................      --    99,085  148,036
Less:
  Principal repayments..............................   57,266   72,028   32,013
  Amortization of premiums..........................      263      425    1,457
                                                     -------- -------- --------
  At end of year.................................... $288,539 $346,068 $319,436
                                                     ======== ======== ========

  The following table sets forth the composition of the Company's investment and mortgage-backed securities portfolios at the dates indicated.

                                                               JUNE 30,
                          -----------------------------------------------------------------------------------
                                     1997                        1996                        1995
                          --------------------------- --------------------------- ---------------------------
                                             PERCENT                     PERCENT                     PERCENT
                                             OF TOTAL                    OF TOTAL                    OF TOTAL
                            BOOK    MARKET     BOOK     BOOK    MARKET     BOOK     BOOK    MARKET     BOOK
                           VALUE     VALUE    VALUE    VALUE     VALUE    VALUE    VALUE     VALUE    VALUE
                          -------- --------- -------- -------- --------- -------- -------- --------- --------
                                                        (DOLLARS IN THOUSANDS)
INVESTMENT SECURITIES:
U.S. government and
 agency obligations.....  $ 34,999 $  35,125   73.37% $ 20,997 $  21,183   71.57% $ 16,987 $  17,255   71.00%
Obligations of states
 and political
 subdivisions...........       291       307    0.61       291       319    0.99       501       535    2.10
Other...................       --        --      --        --        --      --         70        70    0.29
                          -------- ---------  ------  -------- ---------  ------  -------- ---------  ------
   Total investment
    securities..........    35,290    35,432   73.98    21,288    21,502   72.56    17,558    17,860   73.39
FHLB of New York stock..    12,413    12,413   26.02     8,052     8,052   27.44     6,368     6,368   26.61
                          -------- ---------  ------  -------- ---------  ------  -------- ---------  ------
   Total investment
    securities and FHLB
    of New York stock...  $ 47,703 $  47,845  100.00% $ 29,340 $  29,554  100.00% $ 23,926 $  24,228  100.00%
                          ======== =========  ======  ======== =========  ======  ======== =========  ======
Weighted average life of
 investment securities
 excluding FHLB of New
 York stock(/1/)........           1.0 years                   2.5 years                   2.2 years
MORTGAGE-BACKED
 SECURITIES:
 GNMA...................  $  3,993 $   4,205    1.38% $  4,904 $   5,090    1.42% $  6,142 $   6,413    1.92%
 FHLMC..................   184,028   186,350   63.78   221,777   221,240   64.09   213,065   215,423   66.70
 FNMA...................    98,684    99,632   34.20   115,896   115,603   33.49    96,110    97,340   30.09
 CMOs/REMICs............       938       938    0.33     1,348     1,342    0.39     2,235     2,231    0.70
 Other pass-through
  securities(/2/).......       --        --      --        984     1,056    0.28     1,161     1,161    0.36
                          -------- ---------  ------  -------- ---------  ------  -------- ---------  ------
                           287,643   291,125   99.69   344,909   344,331   99.67   318,713   322,568   99.77
Unamortized premiums,
 net....................       896       --     0.31     1,159       --     0.33       723       --     0.23
                          -------- ---------  ------  -------- ---------  ------  -------- ---------  ------
   Total mortgage-backed
    securities..........  $288,539 $ 291,125  100.00% $346,068 $ 344,331  100.00% $319,436 $ 322,568  100.00%
                          ======== =========  ======  ======== =========  ======  ======== =========  ======

--------
(1) The weighted average life of investment securities is based on the shorter of the remaining maturity, next repricing date or initial call date.
(2)Other pass-through securities is composed of an A-rated privately issued pass-through security.

SOURCES OF FUNDS

  General. The Company's sources of funds are deposits, borrowings, payment of principal and interest on loans and mortgage-backed securities, interest received on or maturities of other investment securities and funds provided from operations.

  Borrowings, including FHLB of New York advances, have been used as a supplement to deposits to fund asset growth and as a mechanism to extend the average life of the Company's liabilities.

  Deposits. The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of savings, money market and demand deposit accounts, as well as certificate accounts currently ranging in terms up to 60 months. The Company solicits deposits primarily from its market areas and relies primarily on competitive pricing policies, advertising and customer service to attract and retain deposits. In the latter part of fiscal 1997, the Company initiated a program to solicit deposits from municipalities in its market areas. As of June 30, 1997, certificates of deposit from municipalities totaled $17.1 million.

  The variety of deposit accounts offered by the Company has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Company endeavors to manage the pricing of its deposits in keeping with its asset/liability management, liquidity and profitability objectives. In this regard, the Company has from time-to-time paid slightly higher rates than its competitors to attract longer-term certificates of deposit. Based on its experience, the Company believes that its savings, money market and demand deposit accounts are relatively stable sources of deposits. However, the ability of the Company to attract and maintain certificates of deposit and the rates paid on these deposits has been and will continue to be significantly affected by market conditions. At June 30, 1997, the Company had $1.0 million of brokered deposits. See Note I--Deposits--of the Notes to Consolidated Financial Statements.

  The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. The following table sets forth the deposit flows of the Company during the periods indicated.

                                                      YEAR ENDED JUNE 30,
                                                   ----------------------------
                                                     1997      1996      1995
                                                   --------  --------  --------
                                                     (DOLLARS IN THOUSANDS)
Opening balance................................... $836,416  $713,524  $614,860
Net deposits (withdrawals)........................   47,233    93,407    (7,094)
Conversion deposits...............................      --        --    (53,780)
Deposits acquired.................................      --        --    136,811
Interest credited.................................   34,511    29,485    22,727
                                                   --------  --------  --------
Ending balance.................................... $918,160  $836,416  $713,524
                                                   ========  ========  ========
Net increase...................................... $ 81,744  $122,892  $ 98,664
                                                   ========  ========  ========
Percent increase..................................     9.77%    17.22%    16.05%
                                                   ========  ========  ========

  The following table indicates the amount of the Company's certificates of deposit by time remaining until maturity as of June 30, 1997.

                                                     MATURITY
                                   --------------------------------------------
                                              OVER     OVER     OVER
                                   3 MONTHS  3 TO 6  6 TO 12     12
                                   OR LESS   MONTHS   MONTHS   MONTHS   TOTAL
                                   -------- -------- -------- -------- --------
                                                  (IN THOUSANDS)
Certificates of deposit less than
 $100,000........................  $109,988 $109,303 $123,226 $240,359 $582,876
Certificates of deposit of
 $100,000 or more................    27,367   12,498   12,719   28,358   80,942
                                   -------- -------- -------- -------- --------
Total certificates of deposit....  $137,355 $121,801 $135,945 $268,717 $663,818
                                   ======== ======== ======== ======== ========

  Borrowings. Although deposits are the Company's primary source of funds, the Company's policy has been to utilize borrowings when they are a less costly source of funds, can be invested at a positive interest rate spread, when the Company desires additional capacity to fund loan demand or to extend the life of its liabilities.

  The Company's borrowings have consisted of advances from the FHLB of New York, and to a lesser extent, reverse repurchase agreements. FHLB of New York advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.

  The following table sets forth the maximum month-end balance, average balance and weighted average cost of FHLB of New York advances and other borrowings for the periods indicated.

                                                       YEAR ENDED JUNE 30,
                                                    ---------------------------
                                                      1997      1996     1995
                                                    --------  --------  -------
                                                     (DOLLARS IN THOUSANDS)
MAXIMUM BALANCE FOR THE YEAR ENDED:
FHLB of New York advances.........................  $205,465  $105,000  $35,000
Other borrowings:
  FHLB of New York overnight repricing line of
   credit.........................................  $ 46,610  $ 46,650  $16,670
  FHLB of New York one-month overnight repricing
   line of credit.................................    15,000    20,000    5,000
  Reverse repurchase agreements maturing within
   one year.......................................    30,100    10,000    5,000
  Reverse repurchase agreements maturing after one
   year...........................................    10,000       --       --
                                                    --------  --------  -------
    Total other borrowings........................  $101,710  $ 76,650  $26,670
                                                    ========  ========  =======
AVERAGE BALANCE FOR THE YEAR ENDED:
FHLB of New York advances.........................  $147,945  $ 65,625  $17,028
Other borrowings:
  FHLB of New York overnight repricing line of
   credit.........................................  $ 29,537  $ 23,101  $ 9,991
  FHLB of New York one-month overnight repricing
   line of credit.................................     8,886     4,141      430
  Reverse repurchase agreements maturing within
   one year.......................................    24,244     2,604      860
  Reverse repurchase agreements maturing after one
   year...........................................     5,417       --       --
                                                    --------  --------  -------
    Total other borrowings........................  $ 68,084  $ 29,846  $11,281
                                                    ========  ========  =======
BALANCE AT JUNE 30:
FHLB of New York advances.........................  $205,465  $105,000  $35,000
Other borrowings:
  FHLB of New York overnight repricing line of
   credit.........................................  $ 32,650  $ 36,700  $15,830
  FHLB of New York one-month overnight repricing
   line of credit.................................    10,000     5,000      --
  Reverse repurchase agreements maturing within
   one year.......................................    30,100       --       --
  Reverse repurchase agreements maturing after one
   year...........................................    10,000       --       --
                                                    --------  --------  -------
    Total other borrowings........................  $ 82,750  $ 41,700  $15,830
                                                    ========  ========  =======
WEIGHTED AVERAGE COST OF FUNDS FOR THE YEAR ENDED:
FHLB of New York advances.........................      6.14%     5.83%    5.16%
Other borrowings:
  FHLB of New York overnight repricing line of
   credit.........................................      5.47%     5.61%    5.63%
  FHLB of New York one-month overnight repricing
   line of credit.................................      5.48%     5.35%    5.63%
  Reverse repurchase agreements maturing within
   one year.......................................      5.50%     5.81%    6.19%
  Reverse repurchase agreements maturing after one
   year...........................................      6.24%      --       --
WEIGHTED AVERAGE COST OF FUNDS AT JUNE 30:
FHLB of New York advances.........................      6.13%     5.93%    5.86%
Other borrowings:
  FHLB of New York overnight repricing line of
   credit.........................................      6.63%     5.69%    6.63%
  FHLB of New York one-month overnight repricing
   line of credit.................................      6.38%     5.63%     --
  Reverse repurchase agreements maturing within
   one year.......................................      5.74%      --       --
  Reverse repurchase agreements maturing after one
   year...........................................      6.24%      --       --

SUBSIDIARY ACTIVITIES

  As a federally chartered savings association, Penn Federal is permitted by OTS regulations to invest up to 2% of its assets, or $26.5 million at June 30, 1997, in the stock of, or loans to, service corporation subsidiaries. As of such date, the net book value of Penn Federal's investment in its service corporation was $15,500. Penn Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes and up to 50% of its total capital in conforming loans to service corporations in which it owns more than 10% of the capital stock. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal association may engage in directly.

  Penn Federal currently has a single service corporation, which is known as Penn Savings Insurance Agency, Inc. ("PSIA"). PSIA offers insurance and uninsured annuity products to the Company's customers and members of the general public.

  Penn Federal intends to form a Delaware operating subsidiary to hold and manage its investment portfolio.

COMPETITION

  The Company faces strong competition, both in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from commercial banks, other savings associations, mortgage banking companies and credit unions making loans secured by real estate located in the State of New Jersey. Commercial banks, credit unions and finance companies provide vigorous competition in consumer lending. The Company competes for real estate and other loans principally on the basis of the quality of services it provides to borrowers, interest rates and loan fees it charges, and the types of products offered.

  The Company attracts substantially all of its deposits through its branches, primarily from the communities in which those offices are located; therefore, competition for those deposits is principally from commercial banks, savings associations, credit unions and brokerage houses. The Company competes for these deposits by offering a variety of deposit accounts at competitive rates, quality customer service, convenient business hours and branch locations with interbranch deposit and withdrawal privileges.

                                  REGULATION

GENERAL

  Penn Federal is a federally chartered savings bank, the deposits of which are federally insured up to applicable limits. Accordingly, the Bank is subject to comprehensive federal regulation and oversight extending to all its operations. Penn Federal is a member of the FHLB of New York and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of Penn Federal, PennFed is also subject to federal regulation and oversight. The purpose of the regulation of PennFed and other holding companies is to protect subsidiary savings associations. The Bank is a member of the Savings Association Insurance Fund ("SAIF") and the deposits of Penn Federal are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Bank. For purposes of the "Regulation" discussion, the terms "savings bank," "savings association" and "savings institution" would apply to the Bank.

  Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

FEDERAL REGULATION OF SAVINGS ASSOCIATIONS

  The OTS has extensive authority over the operations of savings associations. As part of this authority, Penn Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of the Bank were as of June 1996 and May 1992, respectively.

  All savings associations are subject to a semi-annual OTS assessment, based upon the savings association's total assets and supervisory evaluation. The Bank's OTS assessment for the fiscal year ended June 30, 1997 was $217,000.

  The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including Penn Federal and PennFed. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist and/or removal and prohibition orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of interim and final enforcement actions by the OTS is required.

  In addition, the investment, lending and branching authority of Penn Federal is prescribed by federal laws, and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. At June 30, 1997, the Bank was in compliance with each of these restrictions. Federal savings associations meeting the Qualified Thrift Lender Test or comparable requirement are also generally authorized to branch nationwide. See "--Qualified Thrift Lender Test."

  The OTS, as well as the other federal banking agencies, has developed guidelines establishing safety and soundness standards on matters such as loan underwriting and documentation, internal controls and audit systems, asset quality, earning standards, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. Failure to submit a plan or to comply with an approved plan would subject the institution to further enforcement action.

INSURANCE OF ACCOUNTS AND REGULATION BY THE FDIC

  Penn Federal's deposits are insured by the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the deposit insurance funds. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the institution's deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

  The FDIC's SAIF deposit premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, based upon their level of capital and supervisory evaluation. The current SAIF premium schedule ranges from 0.00% to 0.27% of deposits. Under the system, institutions classified as well capitalized (generally those institutions with a core capital ratio of at least 5% and a risk-based capital ratio of at least 10%) and considered financially sound with only a few weaknesses pay the lowest premium, while institutions that are less than adequately capitalized and considered to pose a substantial risk of loss to the SAIF, pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period. The Bank has been notified by the FDIC that for the semi-annual assessment period beginning July 1, 1997, it will be assessed insurance premiums at an annual rate of 0.00%. In addition to the SAIF assessment, the FDIC is authorized to collect an assessment against SAIF-assessable deposits to be paid to the Financing Corporation ("FICO"). The actual FICO assessment rate that is applied to deposits is not tied to the FDIC risk classification and is determined on a quarterly basis. For the quarterly period beginning July 1, 1997, the Company's FICO assessment rate is 0.063% of deposits, on an annualized basis.

  The FDIC is authorized to increase assessment rates, on a semi-annual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the U.S. Treasury or for any other reason deemed necessary by the FDIC.

  As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the Bank Insurance Fund (the "BIF") of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. The current BIF premium schedule also ranges from 0.00% to 0.27% of deposits. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the FICO rate applied to BIF deposits must equal one-fifth the FICO assessment rate that is applied to SAIF deposits.

  Prior to September 30, 1996, financial institutions which were members of the BIF were assessed substantially lower deposit insurance premiums because the BIF had achieved its required level of reserves while the SAIF had not yet achieved its required reserves. As a result of legislation signed into law on September 30, 1996, the SAIF recapitalization plan provided for a one-time assessment of 0.657% of deposits, which was imposed on all institutions with SAIF-insured deposits, to enable the SAIF to achieve its required level of reserves. The assessment was based on deposits as of March 31, 1995, and the Bank's special assessment was approximately $4.8 million, or $3.1 million, net of taxes. Following the recapitalization assessment, beginning January 1, 1997 deposit insurance premiums were decreased significantly from the 0.23% of deposits previously paid by the Bank to 0.00%, plus the FICO assessment described above.

REGULATORY CAPITAL REQUIREMENTS

  Federally insured savings associations, such as Penn Federal, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

  The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained earnings, and certain noncumulative perpetual preferred stock. In addition, all intangible assets, other than certain amounts of mortgage servicing rights, must be deducted from assets and capital for calculating compliance with the requirements. At June 30, 1997, Penn Federal had $15.9 million of intangible assets other than qualifying mortgage servicing rights.

  The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries, the debt and equity investments in such subsidiaries are fully deducted from assets and capital. The Bank has one subsidiary, Penn Savings Insurance Agency, Inc. which is an includable subsidiary.

  At June 30, 1997, Penn Federal had tangible capital of $73.5 million, or 5.61% of adjusted total assets, which is approximately $53.8 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

  The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets up to 25% of adjusted total assets. At June 30, 1997, Penn Federal had $0.4 million of intangibles which were subject to these tests. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio.

  At June 30, 1997, Penn Federal had core capital equal to $73.9 million, or 5.64% of adjusted total assets, which is approximately $21.5 million above the 4% ratio required to be considered adequately capitalized.

  The OTS risk-based capital requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of selected items, such as certain permanent and maturing capital instruments that do not qualify as core capital and allowances for loan and lease losses up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. At June 30, 1997, the Bank had no capital instruments that qualify as supplementary capital and had $2.1 million of allowances for loan and lease losses, all of which was included since it was less than 1.25% of risk-weighted assets.

  Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital, in addition to the adjustments required for calculating core capital. Such exclusions consist of equity investments (as defined by regulation), that portion of land loans and nonresidential construction loans in excess of an 80% loan to value ratio and reciprocal holdings of qualifying capital instruments. At June 30, 1997, Penn Federal had $50,000 of such exclusions from capital and assets.

  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of assets. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by FNMA or FHLMC.

  On June 30, 1997, Penn Federal had total risk-based capital of $75.9 million (including $73.9 million in core capital and $2.1 million in allowable supplementary capital) and risk-weighted assets of $621.3 million (including $9.0 million in converted off-balance sheet assets) resulting in risk-based capital of 12.22% of risk-weighted assets. This amount was $26.2 million above the 8% requirement in effect on that date.

  The OTS has adopted a regulation that requires every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule provides for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital. The OTS has indefinitely postponed the effective date of the rule. However, if effective, this new rule should have no effect on the Bank's ability to comply with its risk-based capital requirement.

  The federal banking agencies, including the OTS, have also adopted regulations authorizing the agencies to require a depository institution to maintain additional total capital to account for concentration of credit risk and the risk of non-traditional activities.

  The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and, until such plan is approved by the OTS, may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions, discussed below, that are applicable to significantly undercapitalized associations.

  As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

  Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more additional mandated specified actions and operating restrictions, which may cover all aspects of its operations and include a forced divestiture, merger or acquisition of the association. An association that becomes "critically undercapitalized" (i.e., a ratio of tangible equity to total assets of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations.

  Any undercapitalized association is also subject to actions by the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or a receiver. The OTS is also authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

  The imposition by the OTS or the FDIC of any of these measures on Penn Federal may have a substantial adverse effect on the Bank's operations and profitability and the market value of PennFed's common stock. Stockholders do not have preemptive rights, and therefore, if the Company is directed by the OTS or the FDIC to issue additional shares of common stock, such issuance may result in the dilution in the percentage of ownership of existing stockholders.

LIMITATIONS ON DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS

  OTS regulations impose various restrictions or requirements on associations with respect to their ability to pay dividends or make other distributions of capital. OTS regulations prohibit an association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the association's minimum capital requirements or the amount required to be maintained for the liquidation account established in connection with the Conversion.

  The OTS utilizes a three-tiered approach to permit associations, based on their capital level and supervisory condition, to make capital distributions which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. See "--Regulatory Capital Requirements."

  Generally, Tier 1 associations, which are associations that before and after the proposed distribution meet their fully phased-in capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its fully phased-in capital requirement for such capital component, as measured at the beginning of the calendar year. However, a Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association as a result of such a determination. Penn Federal meets the requirements for a Tier 1 association and has not been notified of a need for more than normal supervision. Tier 2 associations, which are associations that before and after the proposed distribution meet their current minimum capital requirements, may make capital distributions of up to 75% of net income over the most recent four quarter period ("safe-harbor level").

  Tier 3 associations (which are associations that do not meet current minimum capital requirements) that propose to make any capital distribution and Tier 2 associations that propose to make a capital distribution in excess of the noted safe harbor level must obtain OTS approval prior to making such distribution. Tier 2 associations proposing to make a capital distribution within the safe-harbor provisions and Tier 1 associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. As a subsidiary of PennFed, the Bank is required to give the OTS 30 days notice prior to declaring any dividend on its stock. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. See "--Regulatory Capital Requirements."

LIQUIDITY

  All savings associations, including Penn Federal, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%. In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term U.S. Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At June 30, 1997, Penn Federal was in compliance with both requirements, with an overall liquidity ratio of 10.36% and a short-term liquidity ratio of 2.15%. The OTS has recently issued a proposal to eliminate the short-term liquidity requirement designed to reduce the regulatory burden on savings associations.

ACCOUNTING

  An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with generally accepted accounting principles ("GAAP"). Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. Penn Federal is in compliance with these policy statements.

  The OTS has adopted an amendment to its accounting regulations, which may be made more stringent than GAAP, to require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

QUALIFIED THRIFT LENDER TEST

  All savings associations, including Penn Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments. At June 30, 1997, the Bank met the test and has always met the test since its effective date.

  Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB of New York borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest itself of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB of New York borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "--Holding Company Regulation."

COMMUNITY REINVESTMENT ACT

  Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with CRA. The CRA requires the OTS, in connection with the examination of Penn Federal, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Penn Federal. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

  The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in November 1996 and received a rating of outstanding.

TRANSACTIONS WITH AFFILIATES

  Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to affiliates, are restricted to a percentage of the association's capital. Affiliates of Penn Federal include PennFed and any company which is under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. Penn Federal's subsidiary is not deemed an affiliate; however, the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

  Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

HOLDING COMPANY REGULATION

  PennFed is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, PennFed is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over PennFed, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

  As a unitary savings and loan holding company, PennFed generally is not subject to activity restrictions. If PennFed acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company and the activities of PennFed and any of its subsidiaries (other than Penn Federal or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

  If Penn Federal fails the QTL test, PennFed must obtain the approval of the OTS prior to continuing after such failure, directly or through any other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure, PennFed must register as, and will become subject to, the restrictions applicable to bank holding companies. See "--Qualified Thrift Lender Test." The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company.

  PennFed must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

FEDERAL SECURITIES LAW

  The common stock of PennFed is registered with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). PennFed is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

  PennFed stock held by persons who are affiliates (generally executive officers, directors and principal stockholders) of PennFed may not be resold without registration or unless sold in accordance with certain resale restrictions. If PennFed meets specified current public information requirements, each affiliate of PennFed is able to sell in the public market, without registration, a limited number of shares in any three-month period.

FEDERAL RESERVE SYSTEM

  The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking accounts). At June 30, 1997, Penn Federal was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "-- Liquidity."

  Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

FEDERAL HOME LOAN BANK SYSTEM

  Penn Federal is a member of the FHLB of New York, which is one of 12 regional FHLBs that provides loans and correspondent services to its members. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All borrowings from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.

  As a member, Penn Federal is required to purchase and maintain stock in the FHLB of New York. At June 30, 1997, the Bank had $12.4 million in FHLB of New York stock, which was in compliance with this requirement. In past years, Penn Federal has received substantial dividends on its FHLB of New York stock. Over the past five fiscal years such dividends have averaged 7.42%.

  Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB of New York stock in the future.

  For the year ended June 30, 1997, dividends paid by the FHLB of New York to Penn Federal totaled $625,000, resulting in a 6.39% yield.

FEDERAL AND STATE TAXATION

  Savings banks that meet certain definitions, tests and other conditions prescribed by the Internal Revenue Code are allowed to deduct, with limitations, a bad debt deduction. This deduction is computed as a percentage of taxable income before such deduction or based upon actual loss experience. During fiscal 1997, the Company's bad debt deduction was based upon actual loss experience. During the fiscal years 1996 and 1995, the Company employed the percentage of taxable income method.

  On August 20, 1996 legislation was signed into law which repealed the percentage of taxable income method for the tax bad debt deduction. This repeal is effective for the Company's taxable year beginning July 1, 1996. In addition, the legislation requires the Company to include in taxable income its tax bad debt reserves in excess of its base year reserves (i.e., the balance of its bad debt reserves as of June 30, 1988) over a six, seven, or eight year period, depending upon the attainment of certain loan origination levels. Since the percentage of taxable income method for the tax bad debt deduction and the corresponding increase in the tax bad debt reserve in excess of the base year have been recorded as temporary differences pursuant to SFAS 109, this change in the tax law had no effect on the Company's statement of operations.

  In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Net operating losses can offset no more than 90% of alternative minimum taxable income.

  To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a stockholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 1997, the Bank's Excess for tax purposes totaled approximately $14.5 million.

  PennFed files consolidated federal income tax returns with the Bank and its subsidiary. Savings associations, such as the Bank, that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings association members of the consolidated group that are functionally related to the activities of the savings association member.

  To the extent a savings association makes "non-dividend distributions," such distributions will be considered to have been made from the association's tax bad debt reserves (including the base year reserve) and then from the association's supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the association's income. Non-dividend distributions include distributions in excess of the association's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the association's current or accumulated earnings and profits will not be so included in the association's income.

  The amount of additional taxable income created from a non-dividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 34% federal corporate tax rate. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserves.

  The Bank and its consolidated subsidiary have been audited by the Internal Revenue Service ("IRS") with respect to consolidated federal income tax returns through December 31, 1991. There were no material adjustments made to taxable income as originally reported to the IRS. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into, PennFed) would not result in a deficiency which could have a material adverse effect on the financial condition of the Company and its consolidated subsidiaries.

  New Jersey Taxation. The Bank is taxed under the New Jersey Savings Institution Tax Act. The tax is an annual privilege tax imposed at a rate of 3% on the net income of the Bank as reported for federal income tax purposes, with certain modifications. PennFed is taxed under the New Jersey Corporation Business Tax Act, and if it meets certain tests, will be taxed as an investment company at an effective annual rate for the taxable year ended June 30, 1997 of 2.3% of New Jersey Taxable Income (as defined). If it fails to meet such tests, it will be taxed at an annual rate of 9% of New Jersey Taxable Income. It is anticipated, based upon representations of PennFed regarding its current and future holdings and operations, that PennFed will be taxed as an investment company.

  Delaware Taxation. As a Delaware holding company, PennFed is exempt from Delaware corporate income tax, but is required to file an annual report with and pay an annual fee to the State of Delaware. PennFed is also subject to an annual franchise tax imposed by the State of Delaware.

                              EXECUTIVE OFFICERS

  The executive officers of PennFed are elected annually and hold office until their respective successors have been elected and qualified or until death, resignation or removal by the Board of Directors. The executive officers of PennFed are as follows: Joseph L. LaMonica, President and Chief Executive Officer; Lucy T. Tinker, Executive Vice President and Chief Operating Officer; Patrick D. McTernan, Executive Vice President, General Counsel and Secretary; and Jeffrey J. Carfora, Senior Vice President and Chief Financial Officer. Executive Officers of PennFed currently do not receive any remuneration in their capacity as PennFed executive officers.

  The following table sets forth certain information as of June 30, 1997 regarding the executive officers of the Bank who are not also directors.

         NAME          AGE POSITIONS HELD WITH THE BANK
         ----          --- ----------------------------
 Lucy T. Tinker.......  57 Executive Vice President and Chief Operating Officer
 Barbara J. Sanders...  45 Senior Vice President and Lending Group Executive
 Jeffrey J. Carfora...  39 Senior Vice President and Finance Group Executive
 Barbara A. Flannery..  41 Senior Vice President and Retail Banking Group
                           Executive

  Officers are elected annually by the Board of Directors of the Bank. The business experience of each executive officer who is not also a director is set forth below.

  Lucy T. Tinker--Ms. Tinker is responsible for the daily operations of the Bank. Ms. Tinker also assists President LaMonica in the development of corporate policies and goals. Ms. Tinker joined Penn Federal in 1989 as Vice President and Treasurer. In 1990, she was appointed Senior Vice President and Finance Group Executive. She was appointed Executive Vice President and Chief Operating Officer in 1993.

  Barbara J. Sanders--Ms. Sanders manages the Bank's lending operations which include commercial, residential and consumer lending, collections, servicing and quality control. Ms. Sanders has held her current position since 1990.

  Jeffrey J. Carfora--Mr. Carfora manages the Bank's finance division which includes financial and tax accounting and reporting, strategic planning and budgeting, and treasury and asset/liability management. Prior to joining Penn Federal in 1993, Mr. Carfora was with Carteret Savings Bank.

  Barbara A. Flannery--Ms. Flannery is responsible for the retail branch network. Ms. Flannery has served Penn Federal in various capacities since joining the Bank in 1980, including the management of product development, marketing and various aspects of branch activities.

EMPLOYEES

  At June 30, 1997, the Company and its subsidiary had a total of 211 employees, including 42 part-time employees. The Company's employees are not represented by any collective bargaining group.

ITEM 2. PROPERTIES

  The Company conducts its business at its headquarters, operations center and the Bank's branch offices located in its primary market areas. The following table sets forth information relating to each of the Company's properties as of June 30, 1997.

  The total net book value of the Company's premises and equipment (including land, building and leasehold improvements and furniture and equipment) at June 30, 1997 was $16.4 million.

                                                        LEASE        TOTAL
                                             OWNED OR EXPIRATION  APPROXIMATE
             LOCATION               ACQUIRED  LEASED     DATE    SQUARE FOOTAGE
----------------------------------- -------- -------- ---------- --------------
HOME OFFICE:
36 Ferry Street
Newark, New Jersey.................   1954     Owned        --        3,700
OPERATIONS CENTER:
622 Eagle Rock Avenue
West Orange, New Jersey............   1988     Owned        --       48,063(/1/)
BRANCH OFFICES:
59 Main Street
Sayreville, New Jersey.............   1982     Owned        --        3,400
Pathmark Office
1043 US Highway 9 N
Old Bridge, New Jersey.............   1992    Leased   11/30/99         500
410 Bergen Street
Harrison, New Jersey...............   1983    Leased   11/30/03       2,000
77 Main Street
Farmingdale, New Jersey............   1984     Owned        --        1,785
471 County Road 52
Marlboro, New Jersey...............   1978     Owned        --        2,000
1696 Route 88 West
Brick, New Jersey..................   1975     Owned        --        1,525
155 Central Avenue
East Newark, New Jersey............   1973     Owned        --        1,771
37 Wilson Avenue
Newark, New Jersey.................   1976     Owned        --        7,500
493 Bloomfield Avenue
Montclair, New Jersey..............   1991     Owned        --        7,395(/2/)
323 Orange Road
Montclair, New Jersey..............   1989     Owned        --        1,650
620 Bloomfield Avenue
Verona, New Jersey.................   1995     Owned        --        5,460(/3/)
597 Valley Road
Montclair, New Jersey..............   1989     Owned        --        5,467(/4/)
265 Bloomfield Avenue
Caldwell, New Jersey...............   1995     Owned        --        7,140
198 Jefferson Street
Newark, New Jersey.................   1993    Leased    8/31/98       2,070
23 Little Falls Road
Fairfield, New Jersey..............   1995     Owned        --        4,125

                                                       LEASE        TOTAL
                                            OWNED OR EXPIRATION  APPROXIMATE
             LOCATION              ACQUIRED  LEASED     DATE    SQUARE FOOTAGE
---------------------------------- -------- -------- ---------- --------------
OTHER PROPERTIES:
151 Eagle Rock Avenue (future
 branch location)
Roseland, New Jersey..............   1997     Owned       --           8,300
340 Atlantic City Boulevard (U.S.
 Highway 9) (future branch
 location)
Bayville, New Jersey..............   1997    Leased   8/31/07          3,600
White Horse Pike
Winslow, New Jersey...............   1986     Owned       --      4.01 acres

--------
(1)Includes 20,332 square feet leased to unaffiliated third parties.
(2)Includes 2,100 square feet leased to unaffiliated third parties.
(3)Land is leased through 1/31/99 with 5 year options.
(4)Includes 3,080 square feet leased to unaffiliated third parties.

  The Company believes that its current facilities are adequate to meet the present and foreseeable needs of the Company, subject to possible future expansion.

ITEM 3. LEGAL PROCEEDINGS

  The Company is involved from time to time as plaintiff or defendant in various legal actions arising in the normal course of its business. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing the Company in the proceedings, that the resolution of these proceedings should not have a material effect on the Company's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

  The Company's common stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "PFSB." At September 5, 1997, there were approximately 600 stockholders of record for the Company's common stock (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms).

MARKET INFORMATION

  The following table sets forth the high and low closing sales prices per common share for the periods indicated. The closing price of a common share was $27.25 at June 30, 1997 compared to $15.50 at June 30, 1996.

                                         1997 CLOSING PRICE  1996 CLOSING PRICE
                                         ------------------- -------------------
                                           HIGH       LOW      HIGH       LOW
                                         --------- --------- --------- ---------
   QUARTER ENDED:
   September 30......................... $  18.375 $  14.875 $  15.375 $  12.500
   December 31..........................    20.750    18.125    15.375    13.750
   March 31.............................    25.250    20.000    15.875    14.500
   June 30..............................    27.375    22.250    16.000    14.625

  The Company initiated a quarterly cash dividend on its common stock of $0.07 per share in the second quarter of fiscal 1997.

ITEM 6. SELECTED FINANCIAL DATA

  The following selected consolidated financial data of the Company and its subsidiary is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements, including notes thereto, included elsewhere in this document.

                                           AT JUNE 30,
                         -----------------------------------------------------
                            1997       1996      1995     1994          1993
                         ---------- ---------- -------- --------      --------
                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
SELECTED FINANCIAL
 CONDITION DATA:
Total assets............ $1,321,751 $1,086,524 $868,926 $680,157      $581,474
Loans receivable, net...    931,451    652,571  467,677  383,357       399,334
Mortgage-backed
 securities.............    288,539    346,068  319,436  204,870       123,288
Investment securities...     35,290     21,288   17,558   11,167        11,302
Deposits................    918,160    836,416  713,524  614,860(/1/)  525,268
Total borrowings........    288,215    146,700   50,830   15,000        10,000
Stockholders' equity....     97,270     90,564   94,170   41,985        37,432
Book value per common
 share..................      21.83      20.50    18.17      --            --
Tangible book value per
 common share...........      18.26      16.33    14.11      --            --

--------
(1) Includes approximately $53.8 million received and held on deposit for the purchase of stock in the Company's initial public offering completed on July 14, 1994.

                                           YEAR ENDED JUNE 30,
                                -----------------------------------------------
                                1997(/1/)       1996    1995    1994     1993
                                ---------      ------- ------- -------  -------
                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
SELECTED OPERATING DATA:
Total interest and dividend
 income.......................   $85,401       $68,123 $52,719 $43,045  $46,085
Total interest expense........    53,073        39,121  27,153  20,825   23,382
                                 -------       ------- ------- -------  -------
Net interest and dividend
 income.......................    32,328        29,002  25,566  22,220   22,703
Provision for loan losses.....       635           610     569     883    1,561
                                 -------       ------- ------- -------  -------
Net interest income after
 provision for loan losses....    31,693        28,392  24,997  21,337   21,142
                                 -------       ------- ------- -------  -------
Service charges...............     1,666         1,602   1,476   1,686    1,634
Net gain (loss) from real
 estate operations............      (181)          104     117    (541)    (549)
Net gain (loss) on sales of
 loans........................       --            --      --      (19)     652
Net gain on sales of
 investment securities........       --             94     --      --        91
Other.........................       298           402     532     540       35
                                 -------       ------- ------- -------  -------
Total non-interest income.....     1,783         2,202   2,125   1,666    1,863
                                 -------       ------- ------- -------  -------
Total non-interest expenses...    22,385 (/1/)  17,642  17,561  15,556   15,688
                                 -------       ------- ------- -------  -------
Income before taxes and
 cumulative effect of change
 in accounting principle......    11,091        12,952   9,561   7,447    7,317
Income tax expense............     4,205         5,111   3,921   3,005    2,647
Cumulative effect of change in
 accounting principle.........       --            --      --      111      --
                                 -------       ------- ------- -------  -------
Net income....................   $ 6,886 (/1/) $ 7,841 $ 5,640 $ 4,553  $ 4,670
                                 =======       ======= ======= =======  =======
Net income per common share:
Primary.......................   $  1.46 (/1/) $  1.55 $  1.08 $   --   $   --
                                 =======       ======= ======= =======  =======
Fully diluted.................   $  1.44 (/1/) $  1.55 $  1.08 $   --   $   --
                                 =======       ======= ======= =======  =======

--------
(1) Fiscal 1997 includes the effect of a one-time SAIF recapitalization assessment of approximately $4.8 million, or $3.1 million net of taxes. Excluding this non-recurring assessment, total non-interest expenses would have been $17.6 million, net income would have been $9.9 million, primary earnings per share would have been $2.11 and fully diluted earning per share would have been $2.09.

                                 AT AND FOR THE YEAR ENDED JUNE 30,
                            ----------------------------------------------------
                            1997(/1/)        1996     1995     1994      1993
                            ------------    -------  -------  -------  ---------
                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
SELECTED FINANCIAL RATIOS
 AND OTHER DATA:
Return on average assets
 (ratio of net income to
 average total assets)....      0.58%(/1/)     0.82%    0.74%    0.76%      0.80%
Return on average
 stockholders' equity
 (ratio of net income to
 average stockholders'
 equity)..................      7.42(/1/)      8.36     5.97    11.40      13.25
Net interest rate spread
 during the year..........      2.58           2.96     3.24     3.90       4.24
Net interest margin (net
 interest and dividend
 income to average
 interest-earning
 assets)..................      2.83           3.22     3.58     3.95       4.24
Ratio of average interest-
 earning assets to average
 deposits and borrowings..    105.30         105.87   109.05   101.57     100.01
Ratio of earnings to fixed
 charges(/2/):
  Excluding interest on
   deposits...............      1.86x          3.35x    7.28x   10.44x  7,318.00x
  Including interest on
   deposits...............      1.21x          1.33x    1.35x    1.36x      1.31x
Ratio of non-interest
 expense to average
 total assets.............      1.87%(/1/)     1.84%    2.31%    2.58%      2.70%
Efficiency ratio (non-
 interest expense,
 excluding amortization of
 intangibles, to net
 interest and dividend
 income and non-interest
 income excluding gains
 and real estate
 operations)..............     57.95(/1/)     48.53    58.63    59.10      59.09
ASSET QUALITY RATIOS:
Non-accruing loans to
 total loans at end of
 year.....................      0.59           0.95     1.18     2.55       3.48
Allowance for loan losses
 to non-accruing loans at
 end of year..............     47.80          42.52    51.39    31.04      22.31
Allowance for loan losses
 to total loans at end
 of year..................      0.28           0.40     0.61     0.79       0.78
Non-performing assets to
 total assets at end
 of year..................      0.48           0.67     0.78     1.67       2.71
Ratio of net charge-offs
 during the year to
 average loans outstanding
 during the year..........      0.08           0.16     0.19     0.25       0.43
CAPITAL RATIOS:
Stockholders' equity to
 total assets at end of
 year.....................      7.36           8.34    10.84     6.17       6.44
Average stockholders'
 equity to average
 total assets.............      7.76           9.80    12.44     6.63       6.06
Tangible capital to
 tangible assets at end
 of year(/3/).............      5.61           5.92     6.29     5.55       5.55
Core capital to adjusted
 tangible assets at end
 of year(/3/).............      5.64           5.97     6.38     5.71       5.81
Risk-based capital to
 risk-weighted assets at
 end of year(/3/).........     12.22          13.47    14.49    13.16      11.61
OTHER DATA:
Number of branch offices
 at end of year...........        17             17       17       16         16
Number of deposit accounts
 at end of year...........    85,400         81,700   78,800   63,100     64,800

--------
(1) Fiscal 1997 results include the effect of a one-time SAIF recapitalization assessment of approximately $4.8 million, or $3.1 million net of taxes. Excluding this non-recurring assessment, return on average assets would have been 0.83%, return on average stockholders' equity would have been 10.70%, the ratio of non-interest expense to average total assets would have been 1.47% and the efficiency ratio would have been 43.92%.
(2) The ratio of earnings to fixed charges excluding interest on deposits is calculated by dividing income before taxes and extraordinary items before interest on borrowings by interest on borrowings on a pretax basis. The ratio of earnings to fixed charges including interest on deposits is calculated by dividing income before income taxes and extraordinary items before interest on deposits and borrowings by interest on deposits plus interest on borrowings on a pretax basis.
(3) Represents regulatory capital ratios for the Bank.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Federal Securities Laws. Actual results or performance could differ materially then those contemplated, expressed or implied by the forward-looking statements contained herein.

GENERAL

  In July 1994, PennFed became the savings and loan holding company of the Bank. Currently, the results of operations of the Company are primarily those of the Bank.

  The Company's results of operations are dependent primarily on net interest income, which is the difference between the income earned on its loan, securities and investment portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Company's provision for loan losses and operating expenses. General economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities also significantly affect the Company's results of operations. Future changes in applicable law, regulations or government policies may also have a material impact on the Company.

  As noted previously, the deposits of savings associations, such as the Bank, are presently insured by the SAIF, which, along with the BIF, are the two insurance funds administered by the FDIC. Financial institutions which were members of the BIF, prior to September 30, 1996, experienced substantially lower deposit insurance premiums because the BIF had achieved its required level of reserves while the SAIF had not yet achieved its required reserves. As a result of legislation signed into law on September 30, 1996, the SAIF recapitalization plan provided for a one-time assessment of 0.657% of deposits which was imposed on all SAIF insured institutions to enable the SAIF to achieve its required level of reserves. The assessment was based on deposits as of March 31, 1995, and the Bank's special assessment was approximately $4.8 million, or $3.1 million, net of taxes. Accordingly, this special one-time SAIF recapitalization assessment significantly increased non-interest expenses and adversely effected the Company's results of operations for the year ended June 30, 1997. Following the recapitalization assessment, beginning January 1, 1997 deposit insurance premiums decreased significantly from the 0.23% of deposits previously paid by the Bank to 0.00% plus the assessment to be paid to the Financing Corporation ("FICO"). Such assessment for the quarterly period beginning July 1, 1997 amounted to 0.063% of deposits, on an annualized basis. See "Regulation--Insurance of Accounts and Regulation by the FDIC."

MANAGEMENT STRATEGY

  Management's primary goal continues to be to improve profitability, while continuing to manage interest rate risk, so as to enhance stockholder value, and to foster and maintain customer confidence. The Company's current strategies focus on: (i) emphasizing lending secured by one- to four-family residential first mortgages, (ii) increasing the commercial and multi-family and consumer loan portfolios, (iii) maintaining asset quality, (iv) increasing deposit balances, (v) managing the Company's exposure to interest rate risk, and (vi) controlling non-interest expenses.

  Emphasizing Lending Secured by One- to Four-Family Residential First Mortgages. The Company has emphasized, and plans to continue to emphasize, originating and purchasing traditional one- to four-family first mortgage loans secured by properties located in New Jersey. Correspondent loan purchases of one- to four-family mortgage loans through June 1997 have been primarily secured by properties located throughout New Jersey with a limited purchase of loans secured by real estate located in the Commonwealth of Pennsylvania. The Company has approved the purchase of a limited amount of loans secured by real estate located in the Commonwealth of Virginia and the Commonwealth of Massachusetts through an existing correspondent relationship, though none were purchased as of June 30, 1997. The Company originated or purchased $337.3 million, $251.8 million and $123.3 million in one- to four-family mortgage loans in fiscal 1997, 1996 and 1995, respectively. The Company's interest income has been derived primarily from one- to four-family mortgage loans on residential real estate which totaled $831.8 million or 89.55% of the Company's gross loan portfolio at June 30, 1997.

  Increasing the Commercial and Multi-Family and Consumer Loan Portfolios. In addition to one- to four-family residential first mortgage lending, the Company plans to increase its emphasis on commercial and multi-family and consumer lending. Such loans reprice more frequently, have shorter maturities, and/or have higher yields than one- to four-family first mortgage loans. The Company originated $31.7 million, $23.4 million and $18.9 million of commercial and multi-family and consumer loans in fiscal 1997, 1996 and 1995, respectively. The Company has recently established a correspondent relationship with a bank in New Jersey as part of an overall effort to increase its commercial and multi-family real estate originations.

  Maintaining Asset Quality. The Company's loan portfolio consists primarily of one- to four-family mortgages, which are considered to have less risk than commercial and multi-family real estate or consumer loans.

  The Company's non-performing assets consist of non-accruing loans and real estate owned. The Company focuses on strong underwriting and collection efforts and aggressive marketing of real estate owned properties. In addition, the Company has occasionally restructured loans by reducing the interest rate or deferring principal and interest payments in order to return the loan to a performing status. As a result, non-performing assets as a percentage of total assets was 0.48% at June 30, 1997 compared to 2.71% at June 30, 1993.

  Increasing Deposit Balances. The Company's primary source of funds is deposits. Deposits have increased 10%, 17% and 16% in fiscal 1997, 1996 and 1995, respectively. The Company plans to continue to emphasize deposit growth, particularly longer-term certificates of deposit, and increase its emphasis on transaction accounts. It has recently emphasized the solicitation of deposits from municipalities.

  Managing the Company's Exposure to Interest Rate Risk. The Company has an asset/liability committee that meets no less than weekly to price loan and deposit products and monthly to develop, implement and review policies to manage interest rate risk. The Company has endeavored to manage its interest rate risk through the pricing and diversification of its loan and deposit products, including the focus on the origination and purchase of first mortgage loans with shorter terms to maturity and/or with adjustable rate features, as well as the origination of commercial and multi-family real estate and consumer loans which generally have shorter expected average lives or reprice at shorter intervals than one- to four-family residential first mortgage products. In addition, the Company has purchased government agency mortgage-backed securities with short to intermediate average lives which generally do not exceed 4.5 years or which have adjustable rate features. Furthermore, as part of its interest rate risk strategy, the Company has emphasized longer term certificates of deposit and utilized intermediate term borrowings. The Company has also engaged in intermediate term interest rate swaps designed to extend the maturities of six month certificates of deposit to three to five years. See "--Interest Rate Sensitivity" and "-- Asset/Liability Strategy."

  Controlling Non-Interest Expenses. Non-interest expenses are carefully monitored, including ongoing reviews of staffing levels, supplies, facilities and operations. Excluding the effects of the one-time SAIF recapitalization assessment, the Company's ratio of non-interest expenses to average total assets was 1.47% for the year ended June 30, 1997 compared to 1.84% for the prior fiscal year. The Company's efficiency ratio, excluding the effects of the SAIF assessment, was 43.92% for the year ended June 30, 1997 compared to 48.53% for the prior fiscal year.

INTEREST RATE SENSITIVITY

  Interest Rate Gap. The interest rate risk inherent in assets and liabilities may be determined by analyzing the extent to which such assets and liabilities are "interest rate sensitive" and by measuring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a defined time period if it matures or reprices within that period. The difference or mismatch between the amount of interest-earning assets maturing or repricing within a defined period and the amount of interest-bearing liabilities maturing or repricing within the same period is defined as the interest rate sensitivity gap. An institution is considered to have a negative gap if the amount of interest-bearing liabilities maturing or repricing within a specified time period exceeds the amount of interest-earning assets maturing or repricing within the same period. If more interest-earning assets than interest-bearing liabilities mature or reprice within a specified period, then the institution is considered to have a positive gap. Accordingly, in a rising interest rate environment, in an institution with a negative gap, the cost of its rate sensitive liabilities would theoretically rise at a faster pace than the yield on its rate sensitive assets, thereby diminishing future net interest income. In a falling interest rate environment, a negative gap would indicate that the cost of rate sensitive liabilities would decline at a faster pace than the yield on rate sensitive assets and improve net interest income. For an institution with a positive gap, the reverse would be expected.

  In an attempt to manage its exposure to changes in interest rates, management closely monitors the Company's exposure to interest rate risk. Management maintains an asset/liability committee consisting of the Chief Executive Officer, the Chief Operating Officer, the Finance Group Executive, the Lending Group Executive, the Retail Banking Group Executive, the Treasurer, the Controller and the Director of Product Management/Customer Service, which meets regularly and reviews the Company's interest rate risk position and makes recommendations for adjusting this position. In addition, the Board reviews on a monthly basis the Company's asset/liability position, including simulations of the effect on the Company's capital and earnings of various interest rate scenarios and operational strategies.

  The following table provides information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps. Except for the effects of prepayments and scheduled principal amortization on mortgage related assets, the table presents principal cash flows and related weighted average interest rates by the earlier of term to repricing or contractual term to maturity. Callable government agency securities are assumed to be called within one year. For interest rate swaps, the table presents notional amounts and weighted average interest rates by contractual maturity dates.

  Residential fixed and adjustable rate loans are assumed to have annual payment rates between 12% and 18% of the portfolio. Commercial and multi-family real estate loans are assumed to prepay at an annualized rate between 7% and 38% while consumer loans are assumed to prepay at a 30% rate. Fixed and adjustable rate mortgage-backed securities, including CMOs and REMICs, have annual payment assumptions ranging from 15% to 34%. Demand loans and loans which have no repayment schedule or stated final maturity, are assumed to be due within six months. Loan and mortgage-backed securities balances are net of non-performing loans and are not adjusted for unearned discounts, premiums, and deferred loan fees.

  The Company assumes, based on historical information, that $135.9 million or 80% of savings accounts at June 30, 1997, are core deposits and are, therefore, expected to roll-off after five years. The remaining savings accounts are assumed to roll-off over the first eighteen months. Transaction accounts, excluding money market accounts, are assumed to roll-off after five years. Money market accounts are assumed to be variable accounts and are reported as repricing within six months. No roll-off rate is applied to certificates of deposit. Fixed maturity deposits reprice at maturity.

                                                       MATURING OR REPRICING
                          -----------------------------------------------------------------------------------------
                                                        YEAR ENDED JUNE 30,
                          -----------------------------------------------------------------------------------------
                            1998       1999        2000        2001       2002    THEREAFTER   TOTAL     FAIR VALUE
                          --------   ---------   ---------   --------   --------  ---------- ----------  ----------
                                                      (DOLLARS IN THOUSANDS)
Fixed-rate mortgage
 loans including one- to
 four-family and
 commercial and multi-
 family.................  $ 71,704   $  73,395   $  65,488   $ 57,935   $ 52,484   $169,452  $  490,458  $  491,107
 Average interest rate..      7.76%       7.80%       7.80%      7.79%      7.80%      7.85%       7.81%
Adjustable rate mortgage
 loans including one- to
 four-family and
 commercial and multi-
 family.................  $116,889   $  47,421   $  92,714   $ 37,422   $ 54,869   $ 44,261  $  393,576  $  385,059
 Average interest rate..      7.67%       7.51%       7.32%      7.67%      7.48%      7.65%       7.52%
Consumer loans including
 demand loans...........  $ 24,396   $   5,967   $   4,315   $  3,171   $  1,503   $    --   $   39,352  $   39,591
 Average interest rate..      8.47%       8.98%       8.98%      8.98%      8.98%       -- %       8.66%
Mortgage-backed
 securities.............  $107,173   $  36,893   $  53,710   $ 46,348   $ 14,700   $ 28,819  $  287,643  $  291,125
 Average interest rate..      7.36%       6.99%       6.96%      6.88%      7.08%      7.08%       7.12%
Investment securities
 and other..............  $ 47,412   $     101   $     --    $    --    $    --    $    190  $   47,703  $   47,845
 Average interest rate..      7.18%       5.67%        -- %       -- %       -- %      9.47%       7.18%
 Total interest-earning
  assets................  $367,574   $ 163,777   $ 216,227   $144,876   $123,556   $242,722  $1,258,732  $1,254,727
                          ========   =========   =========   ========   ========   ========  ==========  ==========
Savings deposits........  $ 22,643   $  11,321   $     --    $    --    $    --    $135,859  $  169,823  $  169,823
 Average interest rate..      2.20%       2.20%        -- %       -- %       -- %      2.20%       2.20%
Money market and demand
 deposits (transaction
 accounts)..............  $ 15,461   $     --    $     --    $    --    $    --     $66,901  $   82,362  $   82,362
 Average interest rate..      2.10%        -- %        -- %       -- %       -- %      0.95%       1.17%
Certificates of
 deposit................  $395,100   $ 126,037   $  88,755   $ 17,148   $ 36,684   $     94  $  663,818  $  665,043
 Average interest rate..      5.50%       5.88%       6.59%      5.90%      6.28%      6.90%       5.77%
FHLB of New York
 advances...............  $ 30,000   $  55,000   $  90,000   $    --    $ 30,000   $    465  $  205,465  $  205,919
 Average interest rate..      5.80%       6.09%       6.17%       -- %      6.42%      7.39%       6.13%
Other borrowings........  $ 72,750   $     --    $     --    $    --    $ 10,000   $    --   $   82,750  $   82,671
 Average interest rate..      6.23%        -- %        -- %       -- %      6.24%       -- %       6.23%
 Total deposits and
  borrowings............  $535,954   $ 192,358   $ 178,755   $ 17,148   $ 76,684   $203,319  $1,204,218  $1,205,818
Interest rate swaps (pay
 fixed,
 receive floating)......  $(70,000)  $  20,000   $  40,000   $    --    $ 10,000   $    --   $      --   $      169
 Average pay rate.......       -- %       6.70%       6.46%       -- %      6.25%       -- %       6.50%
 Average receive rate...      5.79%        -- %        -- %       -- %       -- %       -- %       5.79%
 Total deposits and
  borrowings, including
  the effects of
  interest rate swaps...  $465,954   $ 212,358   $ 218,755   $ 17,148   $ 86,684   $203,319  $1,204,218  $1,205,987
                          ========   =========   =========   ========   ========   ========  ==========  ==========
Interest-earning assets
 less deposits and
 borrowings (interest-
 rate sensitivity gap)..  $(98,380)  $ (48,581)  $  (2,528)  $127,728   $ 36,872   $ 39,403  $   54,514
                          ========   =========   =========   ========   ========   ========  ==========
Cumulative interest-rate
 sensitivity gap........  $(98,380)  $(146,961)  $(149,489)  $(21,761)  $ 15,111   $ 54,514
                          ========   =========   =========   ========   ========   ========
Cumulative interest-rate
 sensitivity gap as a
 percentage of total
 assets
 at June 30, 1997.......     (7.44)%    (11.12)%    (11.31)%    (1.65)%     1.14%      4.12%
                          ========   =========   =========   ========   ========   ========
Cumulative interest-rate
 sensitivity gap as a
 percentage of total
 interest- earning
 assets at June 30,
 1997...................     (7.82)%    (11.68)%    (11.88)%    (1.73)%     1.20%      4.33%
                          ========   =========   =========   ========   ========   ========
Cumulative interest-
 earning assets as a
 percentage of
 cumulative deposits and
 borrowings at June 30,
 1997...................     78.89%      78.33%      83.34%     97.62%    101.51%    104.53%
                          ========   =========   =========   ========   ========   ========

  At June 30, 1997, the Company's total deposits and borrowings maturing or repricing within one year exceeded its total interest-earning assets maturing or repricing within one year by $98.4 million, representing a one year negative gap of 7.44% of total assets, compared to a one year negative gap of 13.97% of total assets at June 30, 1996. See "--Asset/Liability Strategy." The Company's negative gap position improved from June 30, 1996 as a result of significant growth in medium-term funds and adjustable rate residential first and second mortgage loan products. New loan activity was strong and residential refinance activity remained relatively slow during the year. Second mortgage activity was re-focused and emphasized variable and medium-term fixed rate products. As a result of continued emphasis on generating longer term deposits, growth in two through five year certificates of deposit far out paced activity in the shorter-term products. Furthermore, in an effort to lengthen the maturities of interest-bearing liabilities, the Company supplemented funding needs through the use of FHLB of New York medium-term advances and engaged in interest rate swaps. Callable government agency securities, with final maturities of seven years or less, but initially callable within one year and periodically thereafter, have also been purchased to supplement loan growth. Such investments are anticipated to be called prior to their stated final maturities.

  In evaluating the Company's exposure to interest rate risk, certain limitations inherent in the method of analysis presented in the foregoing table must be considered. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgages, have features which restrict changes in interest rates in the short-term and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. The Company considers all of these factors in monitoring its exposure to interest rate risk.

  Net Portfolio Value. The Company's interest rate sensitivity is regularly monitored by management through selected interest rate risk ("IRR") measures set forth by the OTS. The IRR measures used by the OTS include an IRR "Exposure Measure" or "Post-Shock" NPV ratio and a "Sensitivity Measure." A low Post-Shock NPV ratio indicates greater exposure to IRR. Greater exposure can result from a low initial NPV ratio or high sensitivity to changes in interest rates. The Sensitivity Measure is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. At least quarterly, and generally monthly, management models the change in net portfolio value ("NPV") over a variety of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. An NPV ratio, in any interest rate scenario, is defined as the NPV in that rate scenario divided by the market value of assets in the same scenario.

  As of June 30, 1997, the Bank's internally generated initial NPV ratio was 8.15%. Following a 2% increase in interest rates, the Bank's Post-Shock NPV ratio was 5.48%. The change in the NPV ratio, or the Bank's Sensitivity Measure was 2.67%. NPV is also measured internally on a consolidated basis. As of June 30, 1997, the Company's initial NPV ratio was 8.76%, the Post-Shock ratio was 6.12%, and the Sensitivity Measure was 2.64%. Variances between the Bank's and the Company's NPV ratios are attributable to balance sheet items which are adjusted during consolidation, such as intercompany borrowings and capital.

  Internally generated NPV measurements are based on simulations which utilize institution specific assumptions and, as such, generally result in lower levels of presumed interest rate risk (i.e., higher Post-Shock NPV ratio and lower Sensitivity Measure) than OTS measurements indicate.

  The OTS measures the Bank's (unconsolidated) IRR on a quarterly basis using data from the quarterly Thrift Financial Reports, coupled with non-institution specific assumptions which are based on national averages. As of June 30, 1997, the Bank's initial NPV ratio, as measured by the OTS, was 7.23%. The Bank's Post-Shock ratio was 4.02% and the Sensitivity Measure was 3.21%. At June 30, 1996 the Bank's initial NPV ratio was 6.95%, the Post-Shock ratio was 3.20% and the Sensitivity Measure was 3.75%.

  In addition to monitoring NPV and gap, management also monitors the duration of assets and liabilities and the effects on net interest income resulting from parallel and non-parallel increases or decreases in rates.

  At June 30, 1997, based on its internally generated simulation models, the Company's consolidated net interest income projected for one year forward would decrease 11.2% from the base case, or current market, as a result of an immediate and sustained 2% increase in interest rates.

ASSET/LIABILITY STRATEGY

  The primary elements of the Company's asset/liability strategy include the following:

  1. The Company focuses on shortening the average life and duration of its portfolio of one- to four-family mortgage loans by promoting one year adjustable rate products, with initial fixed rate terms of 1, 3 and 5 years, 15 and 30 year bi-weekly mortgages and fixed rate products with terms of 10, 15 and 20 years.

  2. The Company is increasing its emphasis on the origination of variable rate home equity lines and fixed rate second mortgage loans as well as variable and fixed rate commercial and multi-family real estate loans having maturities or terms to repricing significantly shorter than one- to four-family residential mortgage loans.

  3. During fiscal 1997, the Company purchased government agency guaranteed investments with final maturities within seven years which are initially callable within one year and periodically thereafter. Such investments are expected to be called prior to their final maturities. The Company may continue to purchase such investments, as well as government agency guaranteed mortgage-backed securities with an expected average life at purchase of 4.5 years or less, as needed, in accordance with its strategic objectives.

  4. The Company emphasizes the lengthening of maturities of its liabilities through its pricing of longer-term certificates of deposit and by utilizing intermediate term FHLB of New York advances and interest rate swaps, subject to market conditions.

  5. The Company is increasing its emphasis on transaction accounts as such funds are lower cost alternatives to certificates of deposit and FHLB of New York advances and strengthen customer relationships.

  Approximately 75%, or $199.4 million, of the total net growth of $265.9 million experienced in one- to four-family mortgages between June 30, 1996 and June 30, 1997 was accomplished in the adjustable rate portfolio and approximately 97%, or $5.1 million, of the $5.2 million total net growth in the consumer lending portfolio was attributable to growth in variable rate home equity lines of credit. Adjustable rate commercial and multi-family real estate loans increased approximately 42% from June 30, 1996 to $32.7 million, while fixed rate commercial and multi-family real estate loans declined approximately 17% to $24.1 million.

  Additionally, medium and long-term funds increased approximately 42.5%, or $220.4 million, from June 30, 1996 through the use of interest rate swaps (designed to synthetically lengthen the maturities of short-term deposits) as well as growth in two through five year certificates of deposit, FHLB of New York advances and other borrowings. Short-term funds (one year or less) remained relatively constant.

  Generally, the investment policy of the Company is to invest funds not utilized in its lending activities or required for other corporate purposes among various categories of investments and maturities based upon the Company's asset/liability management policies. Investments generally include U.S. Treasury and government agency securities and mortgage-backed securities.

  Additionally, the Company emphasizes and promotes its savings, money market and transaction accounts, and certificates of deposit with varying maturities through five years, principally within its primary market areas. The balances of savings, money market and transaction accounts, which represented approximately 27.5%, or $252.2 million, of total deposits at June 30, 1997, tend to be less susceptible to rapid changes in interest rates than certificates of deposit balances.

  Collectively, these strategies resulted in a narrowing of the Company's interest rate gap and a reduction in IRR during fiscal 1997. Management will continue to monitor and employ such strategies, as necessary, in conjunction with its overall strategic objectives.

  Analysis of Net Interest Income. The following table sets forth certain information relating to the Company's consolidated statements of financial condition and the consolidated statements of income for the years ended June 30, 1997, 1996 and 1995, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived from average daily balances. The average balance of loans receivable includes non-accruing loans. The yields and costs include fees which are considered adjustments to yields.

                                                               YEAR ENDED JUNE 30,
                         -----------------------------------------------------------------------------------------------
                                      1997                            1996                            1995
                         ------------------------------- ------------------------------- -------------------------------
                           AVERAGE   INTEREST              AVERAGE   INTEREST              AVERAGE   INTEREST
                         OUTSTANDING EARNED/             OUTSTANDING EARNED/             OUTSTANDING EARNED/
                           BALANCE     PAID   YIELD/RATE   BALANCE     PAID   YIELD/RATE   BALANCE     PAID   YIELD/RATE
                         ----------- -------- ---------- ----------- -------- ---------- ----------- -------- ----------
                                                             (DOLLARS IN THOUSANDS)
INTEREST-EARNING
 ASSETS:
 One- to four-family
  mortgage loans.......  $  713,260  $ 53,554     7.51%   $ 457,167  $ 35,078     7.67%   $327,888   $ 26,008     7.93%
 Commercial and multi-
  family real estate
  loans................      54,396     4,912     9.03       49,378     4,817     9.76      47,367      4,667     9.85
 Consumer loans........      35,977     3,302     9.18       33,362     3,380    10.13      33,029      3,389    10.26
                         ----------  --------             ---------  --------             --------   --------
   Total loans
    receivable.........     803,633    61,768     7.69      539,907    43,275     8.02     408,284     34,064     8.34
 Mortgage-backed
  securities...........     317,394    22,030     6.94      329,821    22,549     6.84     270,136     16,143     5.98
 Investment securities
  and other............      22,611     1,603     7.09       31,264     2,299     7.35      36,189      2,512     6.94
                         ----------  --------             ---------  --------             --------   --------
   Total interest-
    earning assets.....   1,143,638  $ 85,401     7.47      900,992  $ 68,123     7.56     714,609   $ 52,719     7.38
                                     ========                        ========                        ========
 Non-interest earning
  assets...............      53,664                          56,302                         44,393
                         ----------                       ---------                       --------
   Total assets........  $1,197,302                       $ 957,294                       $759,002
                         ==========                       =========                       ========
DEPOSITS AND
 BORROWINGS:
 Money market and
  demand deposits
  (transaction
  accounts)............  $   80,099  $    977     1.22%   $  79,360  $  1,371     1.73%   $ 71,606   $  1,311     1.83%
 Savings deposits......     174,114     3,876     2.23      181,839     4,114     2.26     182,947      4,165     2.28
 Certificates of
  deposit..............     615,870    35,319     5.73      494,337    28,116     5.69     372,469     20,155     5.41
                         ----------  --------             ---------  --------             --------   --------
   Total deposits......     870,083    40,172     4.62      755,536    33,601     4.45     627,022     25,631     4.09
 FHLB of New York
  advances.............     147,945     9,078     6.14       65,625     3,827     5.83      17,028        878     5.16
 Other borrowings......      68,084     3,823     5.62       29,846     1,693     5.67      11,281        644     5.71
                         ----------  --------             ---------  --------             --------   --------
   Total deposits and
    borrowings.........   1,086,112  $ 53,073     4.89      851,007  $ 39,121     4.60     655,331   $ 27,153     4.14
                                     ========                        ========                        ========
 Other liabilities.....      18,337                          12,446                          9,272
                         ----------                       ---------                       --------
   Total liabilities...   1,104,449                         863,453                        664,603
Stockholders' equity...      92,853                          93,841                         94,399
                         ----------                       ---------                       --------
   Total liabilities
    and stockholders'
    equity.............  $1,197,302                       $ 957,294                       $759,002
                         ==========                       =========                       ========
Net interest income and
 net interest rate
 spread................              $ 32,328     2.58%              $ 29,002     2.96%              $ 25,566     3.24%
                                     ========   ======               ========   ======               ========   ======
Net interest-earning
 assets and interest
 margin................  $   57,526               2.83%   $  49,985               3.22%   $ 59,278                3.58%
                         ==========             ======    =========             ======    ========              ======
Ratio of interest-
 earning assets to
 deposits and
 borrowings............                         105.30%                         105.87%                         109.05%
                                                ======                          ======                          ======

  Rate/Volume Analysis. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and deposits and borrowings have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (1) changes attributable to changes in volume (changes in volume multiplied by prior rate), (2) changes attributable to changes in rate (changes in rate multiplied by prior volume), (3) changes attributable to changes in rate/volume (changes in rate multiplied by changes in volume), and (4) the net change.

                                                      YEAR ENDED JUNE 30,
                          --------------------------------------------------------------------------------
                                      1997 VS. 1996                            1996 VS. 1995
                          ---------------------------------------- ---------------------------------------
                              INCREASE (DECREASE)                     INCREASE (DECREASE)
                                    DUE TO                TOTAL              DUE TO               TOTAL
                          -----------------------------  INCREASE  ----------------------------  INCREASE
                          VOLUME    RATE    RATE/VOLUME (DECREASE) VOLUME    RATE   RATE/VOLUME (DECREASE)
                          -------  -------  ----------- ---------- -------  ------  ----------- ----------
                                                         (IN THOUSANDS)
INTEREST-EARNING ASSETS:
 One- to four-family
  mortgage loans........  $19,650  $  (752)    $(422)    $18,476   $10,252  $ (850)    $(332)    $ 9,070
 Commercial and multi-
  family real estate
  loans.................      489     (358)      (36)         95       198     (46)       (2)        150
 Consumer loans.........      265     (318)      (25)        (78)       34     (43)      --           (9)
                          -------  -------     -----     -------   -------  ------     -----     -------
   Total loans
    receivable..........   20,404   (1,428)     (483)     18,493    10,484    (939)     (334)      9,211
 Mortgage-backed
  securities............     (850)     344       (13)       (519)    3,569   2,325       512       6,406
 Investment securities
  and other.............     (636)     (83)       23        (696)     (342)    149       (20)       (213)
                          -------  -------     -----     -------   -------  ------     -----     -------
   Total interest-
    earning assets......  $18,918  $(1,167)    $(473)    $17,278   $13,711  $1,535     $ 158     $15,404
                          =======  =======     =====     =======   =======  ======     =====     =======
DEPOSITS AND BORROWINGS:
 Money market and
  demand deposits
  (transaction
  accounts).............  $    13  $  (403)    $  (4)    $  (394)  $   142  $  (74)    $  (8)    $    60
 Savings deposits.......     (175)     (66)        3        (238)      (25)    (26)      --          (51)
 Certificates of
  deposit...............    6,912      234        57       7,203     6,593   1,029       339       7,961
                          -------  -------     -----     -------   -------  ------     -----     -------
   Total deposits.......    6,750     (235)       56       6,571     6,710     929       331       7,970
 FHLB of New York
  advances..............    4,801      200       250       5,251     2,508     115       326       2,949
 Other borrowings.......    2,169      (17)      (22)      2,130     1,059      (4)       (6)      1,049
                          -------  -------     -----     -------   -------  ------     -----     -------
   Total deposits and
    borrowings..........  $13,720  $   (52)    $ 284     $13,952   $10,277  $1,040     $ 651     $11,968
                          =======  =======     =====     =======   =======  ======     =====     =======
 Net change in net
  interest income.......  $ 5,198  $(1,115)    $(757)    $ 3,326   $ 3,434  $  495     $(493)    $ 3,436
                          =======  =======     =====     =======   =======  ======     =====     =======

FINANCIAL CONDITION

 COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1997 AND JUNE 30, 1996

  Total assets increased $235.2 million, or 21.6%, to $1.322 billion at June 30, 1997 from total assets of $1.087 billion at June 30, 1996. The increase was primarily attributable to a $278.9 million increase in net loans receivable, particularly in the Company's one- to four-family first mortgage loan portfolio. At June 30, 1997, net loans receivable were $931.5 million compared to $652.6 million at June 30, 1996. The increase in loans receivable was funded by retail deposit growth, additional medium-term FHLB of New York advances and increased other borrowings as well as principal payments on mortgage-backed securities.

  Non-performing assets at June 30, 1997 totaled $6.4 million, representing 0.48% of total assets, compared to $7.3 million, or 0.67% of total assets, at June 30, 1996. Non-accruing loans decreased to $5.5 million and the ratio of non-accruing loans to total loans decreased to 0.59% at June 30, 1997 as compared to $6.2 million, or 0.95% at June 30, 1996. Real estate owned decreased to $884,000 at June 30, 1997 from $1.1 million at June 30, 1996.

  Deposits increased $81.7 million to $918.2 million at June 30, 1997 from $836.4 million at June 30, 1996. FHLB of New York advances were $205.5 million at June 30, 1997, a $100.5 million increase from $105.0 million at June 30, 1996. In addition, at June 30, 1997 the Company had $82.8 million of other borrowings, consisting of $72.8 million of short-term and overnight borrowings and a $10.0 million reverse repurchase agreement maturing in December 2001. Other borrowings at June 30, 1996 totaled $41.7 million and consisted of short-term and overnight borrowings.

  Stockholders' equity at June 30, 1997 totaled $97.3 million compared to $90.6 million at June 30, 1996. The increase primarily reflects the net income recorded for the year ended June 30, 1997, partially offset by the repurchase of 32,500 shares of the outstanding stock at an average price of $20.04 per share and the declaration of dividends.

RESULTS OF OPERATIONS

 COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED JUNE 30, 1997 AND JUNE 30, 1996

  General. For the year ended June 30, 1997, net income was $6.9 million, or $1.46 per primary share, including the effects of the one-time SAIF recapitalization assessment. The SAIF recapitalization assessment for the Company totaled $4.8 million, or an after-tax cost of $3.1 million, or $0.65 per share. Excluding the effects of the SAIF assessment, net income for the year ended June 30, 1997, of $9.9 million or $2.11 per primary share compared favorably to net income of $7.8 million, or $1.55 per primary share, for the year ended June 30, 1996.

  Interest and Dividend Income. Interest and dividend income for the year ended June 30, 1997 increased to $85.4 million from $68.1 million for the year ended June 30, 1996. The increase in the current year was due to an increase in average interest-earning assets, primarily residential loans, partially offset by a decrease in the average yield earned on interest-earning assets. Average interest-earning assets were $1.1 billion for the year ended June 30, 1997 compared to $901.0 million for the comparable prior fiscal year. The average yield on interest-earning assets decreased to 7.47% for the year ended June 30, 1997 from 7.56% for the year ended June 30, 1996.

  Interest income on residential one- to four-family mortgage loans for the year ended June 30, 1997 increased $18.5 million to $53.6 million, or 52.7% when compared to the prior fiscal year. The increase in interest income on residential one- to four-family mortgage loans was due to an increase of $256.1 million to $713.3 million in the average balance outstanding for the year ended June 30, 1997 over the prior fiscal year. The increase in the average balance on residential one- to four-family mortgage loans was partially offset by a decrease of 0.16% in the average yield earned on this loan portfolio to 7.51% for the year ended June 30, 1997 from the prior fiscal year.

  Interest Expense. Interest expense increased $14.0 million to $53.1 million for the year ended June 30, 1997, from $39.1 million for fiscal 1996. The increase was attributable to an increase in total average deposits, primarily certificates of deposit, and borrowings coupled with an increase in the Company's cost of funds. Average deposits and borrowings increased $235.1 million to $1.1 billion for the year ended June 30, 1997 compared to the 1996 period. The average rate paid on deposits and borrowings increased to 4.89% for the year ended June 30, 1997 from 4.60% for the prior fiscal year.

  Net Interest and Dividend Income. Net interest and dividend income for the year ended June 30, 1997, was $32.3 million, reflecting an increase from $29.0 million recorded in the prior fiscal year. The increase reflects the Company's growth in assets, primarily in adjustable rate residential one- to four-family mortgage loans. The net interest rate spread and net interest margin for the current fiscal year were 2.58% and 2.83%, respectively, a decline from 2.96% and 3.22%, respectively, during fiscal 1996. The decline was partially attributable to the Company's efforts to reduce its sensitivity to changes in interest rates by extending the average life of liabilities and focusing on adjustable rate one- to four-family mortgage loans. This resulted in the Company paying higher rates to attract longer-term deposits and initially receiving lower yields on adjustable rate loans than would otherwise be obtainable on fixed rate loans. Since the Company's liabilities generally reprice more quickly than its assets, net interest rate spread and net interest margins will likely decrease if interest rates rise.

  Provision for Loan Losses. The provision for loan losses for the year ended June 30, 1997 was $635,000 compared to $610,000 for the prior fiscal year. The allowance for loan losses at June 30, 1997 of $2.6 million is comparable to the June 30, 1996 level. The allowance for loan losses as a percentage of non-performing loans was 47.80% at June 30, 1997, compared to 42.52% at June 30, 1996. See "Business--Non-Performing and Classified Assets."

  Non-Interest Income. For the year ended June 30, 1997 non-interest income was $1.8 million compared to $2.2 million for the prior fiscal year. The decrease was partially attributable to a net loss from real estate operations of $181,000 compared to a net gain from real estate operations of $104,000 for the prior fiscal year. The decrease in net gains from real estate operations is partially reflective of additional reserves established in accordance with internal policies and guidelines on real estate properties currently owned by the Company. Additionally, non-interest income for the year ended June 30, 1996 included a $94,000 gain on sale of investments available for sale and a $62,000 gain on sale of a property no longer used in operations.

  Non-Interest Expenses. The Company's non-interest expenses were $22.4 million for the year ended June 30, 1997. Non-interest expenses for the year ended June 30, 1997 included $4.8 million for the one-time SAIF recapitalization assessment. Excluding this SAIF assessment, non-interest expenses for the year ended June 30, 1997 would have been comparable to the $17.6 million reported for the year ended June 30, 1996. The Company's non-interest expenses, excluding the SAIF assessment, as a percent of average assets declined to 1.47% for the year ended June 30, 1997 from 1.84% for the prior fiscal year.

  As noted above, beginning January 1, 1997 deposit insurance premiums have decreased significantly from the 0.23% of deposits previously paid by the Bank to 0.063% for the FICO assessment.

  Income Tax Expense. Income tax expense for the year ended June 30, 1997 was $4.2 million compared to $5.1 million for the prior fiscal year. Excluding the effects of the one-time SAIF recapitalization assessment, income tax expense of $6.0 million was recorded for fiscal 1997. The effective tax rate was 37.9% for the year ended June 30, 1997. Excluding the effect of the one-time SAIF recapitalization assessment, the effective tax rate was 37.5% for the year ended June 30, 1997 compared to 39.5% for the year ended June 30, 1996.

 COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED JUNE 30, 1996 AND JUNE 30, 1995

  General. For the year ended June 30, 1996 net income was $7.8 million, or $1.55 per share, compared to net income of $5.6 million, or $1.08 per share, for the year ended June 30, 1995. The results for fiscal 1995 included several significant non-recurring charges related to the March 1995 acquisition of three former Carteret Federal Savings Bank branches and related deposits (the "Acquisition").

  Interest and Dividend Income. Interest and dividend income for the year ended June 30, 1996 increased to $68.1 million from $52.7 million for the year ended June 30, 1995. The increase in fiscal 1996 was due to an increase in average interest-earning assets, primarily one- to four- family residential loans, and to a much lesser extent, an increase in the average yield earned on interest-earning assets. Average interest-earning assets were $901.0 million for the year ended June 30, 1996, versus $714.6 million for the prior fiscal year. The average yield earned on interest-earning assets increased to 7.56% for the year ended June 30, 1996 from 7.38% for the prior fiscal year.

  Interest income on residential one- to four-family mortgage loans for the year ended June 30, 1996 increased $9.1 million to $35.1 million, or 34.9%, when compared to fiscal 1995. The increase in interest income on residential one- to four-family mortgage loans was due to an increase of $129.3 million in the average balance outstanding for fiscal 1996 over the prior fiscal year. The increase in the average balance on residential one- to four-family mortgage loans was partially offset by a decrease of 0.26% in the average yield earned on this loan portfolio to 7.67% for the year ended June 30, 1996 from the comparable prior fiscal year.

  Interest income on the mortgage-backed securities portfolio increased $6.4 million to $22.5 million, or 39.7%, for the year ended June 30, 1996, as compared to the prior fiscal year. The increase in interest income on mortgage-backed securities reflects increases in the average balance outstanding of $59.7 million to $329.8 million for the year ended June 30, 1996 over the prior fiscal year. In addition, the average yield earned on these securities increased 0.86% to 6.84% for fiscal 1996 when compared to the year ended June 30, 1995.

  Interest on investment securities and other interest-earning assets decreased $214,000 for the year ended June 30, 1996 from the prior fiscal year due to a decrease in the average balance outstanding for fiscal year 1996 partially offset by an increase in the average yield earned on these securities.

  Interest Expense. Interest expense increased to $39.1 million for the year ended June 30, 1996 from $27.2 million for fiscal 1995. The increase was attributable to an increase in total average deposits and borrowings coupled with an increase in the Company's cost of funds. Average deposits and borrowings increased $195.7 million to $851.0 million for the year ended June 30, 1996 compared to the prior fiscal year. The average rate paid on deposits and borrowings increased to 4.60% for the year ended June 30, 1996 from 4.14% for the prior fiscal year.

  Net Interest and Dividend Income. Net interest and dividend income for the year ended June 30, 1996 was $29.0 million, reflecting an increase from $25.6 million recorded in the prior fiscal year. The increase reflects substantial asset growth, primarily in residential one- to four-family mortgage loans and securities. The net interest rate spread was 2.96% for the year ended June 30, 1996 and 3.24% for the year ended June 30, 1995. Net interest margin for the year ended June 30, 1996 was 3.22%, a decline from 3.58% during fiscal 1995.

  Provision for Loan Losses. The provision for loan losses for the year ended June 30, 1996 was $610,000 compared to $569,000 for the prior year. The allowance for loan losses at June 30, 1996 of $2.6 million reflects a $230,000 decrease from the June 30, 1995 level. The allowance for loan losses as a percentage of non-performing loans was 42.52% at June 30, 1996, compared to 51.39% at June 30, 1995. The decrease in the allowance ratio was primarily attributable to the payoff of a $1.3 million troubled debt restructured commercial real estate loan which required the utilization of approximately $400,000 of specific reserves previously allocated to the loan.

  Non-Interest Income. For the year ended June 30, 1996 non-interest income was $2.2 million, an increase of $77,000 when compared to the prior fiscal year. The increase was primarily due to a $94,000 gain on sale of investments available for sale and a $126,000 increase in income from service charges. The fiscal 1996 net gain from real estate operations of $104,000 was comparable to the prior fiscal year. Finally, non-interest income for the year ended June 30, 1996 included a $62,000 gain on sale of a property no longer used in operations. For the year ended June 30, 1995, non-interest income included a $400,000 recovery from a litigation settlement, partially offset by a $200,000 loss on disposition of computer equipment.

  Non-Interest Expenses. The Company's non-interest expenses of $17.6 million for the fiscal year ended June 30, 1996 was relatively unchanged from the prior fiscal year ended June 30, 1995. The Company's non-interest expenses as a percent of average assets declined significantly to 1.84% for the fiscal year ended June 30, 1996 from 2.31% for the prior fiscal year. Total non-interest expenses for fiscal 1996 included a $1.2 million increase in amortization of intangibles, due to the Acquisition, and a $355,000 increase in Federal deposit insurance premiums, reflective of the growth in deposits. The results for the prior fiscal year included $297,000 of Acquisition related expenses, $470,000 of expenses related to the termination of the Company's defined benefit pension plan and $300,000 of deposit servicing expenses also relating to the Acquisition.

  Income Tax Expense. Income tax expense for the year ended June 30, 1996 was $5.1 million compared to $3.9 million for the prior fiscal year. The effective tax rate was 39.5% for fiscal 1996 and 41.0% for fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

  Liquidity. The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, and borrowings from the FHLB of New York. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are more influenced by interest rates, general economic conditions and competition. The Company has competitively set rates on deposit products for selected terms and, when necessary, has supplemented deposits with longer-term or less expensive alternative sources of funds.

  Federal regulations require the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 5% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, accrued interest receivable, certain time deposits, U.S. Treasury and Government agencies and other securities and obligations generally having remaining maturities of less than five years. The Company's most liquid assets are cash and cash equivalents, short-term investments and mortgage-backed securities. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At June 30, 1997 and 1996, liquidity eligible assets totaled $99.5 million and $128.9 million, respectively. At June 30, 1997 and 1996, the Bank's liquidity ratios were 10.36% and 15.17%, respectively.

  In the event that the Company should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of FHLB of New York advances and reverse repurchase agreements. In addition, the Company may access funds, if necessary, through the use of a $50.0 million overnight repricing line of credit and a $50.0 million one-month overnight repricing line of credit from the FHLB of New York. The Company uses its liquid resources principally to fund maturing certificates of deposit and deposit withdrawals, to purchase loans and securities, to fund existing and future commitments, and to meet operating expenses. At June 30, 1997, the Company had outstanding commitments to extend credit which amounted to $27.1 million (including $17.4 million in available lines of credit) and commitments to purchase loans of $32.7 million. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

  In addition to cash provided by operating activities, the Company's fiscal 1997 and 1996 cash needs were principally provided by increased deposits and an increase in advances from the FHLB of New York and other borrowings. During fiscal 1997, the cash provided was principally used for investing activities, which included the origination and purchase of loans. During fiscal 1996 the cash provided was principally used for investing activities, which included the purchase of investment and mortgage-backed securities and the origination and purchase of loans. In addition to cash provided by operating activities, during fiscal 1995 the cash needs of the Company were principally provided by increased deposits, primarily from the Acquisition, and an increase in borrowings. The cash was principally utilized for investing activities, which included the purchase of mortgage-backed securities and loans.

  Current regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percentage of risk adjusted assets; a leverage ratio of core capital to total adjusted assets; and a tangible capital ratio expressed as a percentage of total adjusted assets. As of June 30, 1997, the Bank exceeded all regulatory capital requirements and qualified as a "well-capitalized" institution. See "Regulation" and Note P-- Stockholders' Equity and Regulatory Capital, in the Notes to Consolidated Financial Statements.

  The Company initiated a quarterly cash dividend on its common stock of $0.07 per share in the second quarter of fiscal 1997 and paid a total of $0.21 per share during the fiscal year ended June 30, 1997. The declaration and payment of dividends are subject to, among other things, PennFed's financial condition and results of operations, regulatory capital requirements, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
PennFed Financial Services, Inc. and Subsidiary
West Orange, New Jersey

  We have audited the accompanying consolidated statements of financial condition of PennFed Financial Services, Inc. and Subsidiary (the "Company") as of June 30, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PennFed Financial Services, Inc. and Subsidiary as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.

  As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for investments in the year ended June 30, 1995 to conform with Statement of Financial Accounting Standards No. 115.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
July 31, 1997

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                             JUNE 30,
                                                      ------------------------
                                                         1997         1996
                                                      -----------  -----------
                                                      (DOLLARS IN THOUSANDS)
ASSETS
Cash and cash equivalents...........................  $    10,729  $    11,629
Investment securities held to maturity, at amortized
 cost, market value of $35,432 and $21,502 at June
 30, 1997 and 1996..................................       35,290       21,288
Mortgage-backed securities held to maturity, at
 amortized cost, market value of $291,125 and
 $344,331 at June 30, 1997 and 1996.................      288,539      346,068
Loans held for sale.................................          --            88
Loans receivable, net of allowance for loan losses
 of $2,622 and $2,630 at
 June 30, 1997 and 1996.............................      931,451      652,483
Premises and equipment, net.........................       16,435       16,035
Real estate owned, net..............................          884        1,083
Federal Home Loan Bank of New York stock, at cost...       12,413        8,052
Accrued interest receivable, net....................        7,196        6,742
Goodwill and other intangible assets................       15,918       18,430
Other assets........................................        2,896        4,626
                                                      -----------  -----------
                                                      $ 1,321,751  $ 1,086,524
                                                      ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits..........................................  $   918,160  $   836,416
  Federal Home Loan Bank of New York advances.......      205,465      105,000
  Other borrowings..................................       82,750       41,700
  Mortgage escrow funds.............................        8,855        5,930
  Due to banks......................................        7,237        5,989
  Accounts payable and other liabilities............        2,014          925
                                                      -----------  -----------
    Total liabilities...............................    1,224,481      995,960
                                                      -----------  -----------
COMMITMENTS AND CONTINGENCIES (NOTE O)
Stockholders' Equity:
  Serial preferred stock, $.01 par value, 7,000,000
   shares authorized, no shares issued..............          --           --
  Common stock, $.01 par value, 15,000,000 shares
   authorized, 5,950,000 shares issued and 4,822,124
   and 4,823,665 shares outstanding at June 30, 1997
   and 1996 (excluding shares held in treasury of
   1,127,876 and 1,126,335 at June 30, 1997 and
   1996)............................................           60           60
  Additional paid-in capital........................       57,441       57,057
  Restricted stock--Management Recognition Plan.....       (1,062)      (1,316)
  Employee Stock Ownership Plan Trust debt..........       (3,671)      (4,061)
  Retained earnings, partially restricted...........       61,051       55,172
  Treasury stock, at cost, 1,127,876 and 1,126,335
   shares at June 30, 1997 and 1996.................      (16,549)     (16,348)
                                                      -----------  -----------
    Total stockholders' equity......................       97,270       90,564
                                                      -----------  -----------
                                                       $1,321,751   $1,086,524
                                                      ===========  ===========

                See notes to consolidated financial statements.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                                                FOR THE YEARS ENDED JUNE 30,
                                                ------------------------------
                                                  1997       1996      1995
                                                ---------  --------- ---------
                                                   (DOLLARS IN THOUSANDS,
                                                  EXCEPT PER SHARE AMOUNTS)
INTEREST AND DIVIDEND INCOME:
  Interest and fees on loans................... $  61,768  $  43,275 $  34,064
  Interest on federal funds sold...............       --           1       632
  Interest and dividends on investment securi-
   ties........................................     1,603      2,298     1,880
  Interest on mortgage-backed securities.......    22,030     22,549    16,143
                                                ---------  --------- ---------
                                                   85,401     68,123    52,719
                                                ---------  --------- ---------
INTEREST EXPENSE:
  Deposits.....................................    40,172     33,601    25,631
  Borrowed funds...............................    12,901      5,520     1,522
                                                ---------  --------- ---------
                                                   53,073     39,121    27,153
                                                ---------  --------- ---------
Net Interest and Dividend Income Before
 Provision for Loan Losses.....................    32,328     29,002    25,566
Provision for Loan Losses......................       635        610       569
                                                ---------  --------- ---------
Net Interest and Dividend Income After Provi-
 sion for Loan Losses..........................    31,693     28,392    24,997
                                                ---------  --------- ---------
NON-INTEREST INCOME:
  Service charges..............................     1,666      1,602     1,476
  Net gain (loss) from real estate operations..      (181)       104       117
  Net gain on sales of investment securities...       --          94       --
  Other........................................       298        402       532
                                                ---------  --------- ---------
                                                    1,783      2,202     2,125
                                                ---------  --------- ---------
NON-INTEREST EXPENSES:
  Compensation and employee benefits...........     7,897      7,617     8,605
  Net occupancy expense........................     1,129      1,129     1,053
  Equipment....................................     1,580      1,580     1,568
  Advertising..................................       326        298       273
  Amortization of intangibles..................     2,512      2,625     1,395
  Federal deposit insurance premium............     1,112      1,680     1,325
  SAIF recapitalization assessment.............     4,813        --        --
  Other........................................     3,016      2,713     3,342
                                                ---------  --------- ---------
                                                   22,385     17,642    17,561
                                                ---------  --------- ---------
Income Before Income Taxes.....................    11,091     12,952     9,561
Income Tax Expense.............................     4,205      5,111     3,921
                                                ---------  --------- ---------
Net Income..................................... $   6,886  $   7,841 $   5,640
                                                =========  ========= =========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUT-
 STANDING:
  Primary...................................... 4,719,928  5,063,218 5,233,497
                                                =========  ========= =========
  Fully diluted................................ 4,786,491  5,078,439 5,326,487
                                                =========  ========= =========
NET INCOME PER COMMON SHARE:
  Primary...................................... $    1.46  $    1.55 $    1.08
                                                =========  ========= =========
  Fully diluted................................ $    1.44  $    1.55 $    1.08
                                                =========  ========= =========

                See notes to consolidated financial statements.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995

                                                      RESTRICTED   EMPLOYEE            UNREALIZED
                                                        STOCK-      STOCK                GAIN ON
                           SERIAL          ADDITIONAL MANAGEMENT  OWNERSHIP            INVESTMENTS
                          PREFERRED COMMON  PAID-IN   RECOGNITION PLAN TRUST RETAINED   AVAILABLE  TREASURY
                            STOCK   STOCK   CAPITAL      PLAN        DEBT    EARNINGS   FOR SALE    STOCK
                          --------- ------ ---------- ----------- ---------- --------  ----------- --------
                                                       (DOLLARS IN THOUSANDS)
BALANCE AT JUNE 30,
 1994...................    $--      $--    $   --      $   --     $   --    $41,985      $--      $    --
Net proceeds from
 5,950,000 shares of
 common stock issued in
 stock conversion.......               60    56,828
Acquisition of 476,000
 shares of stock by
 ESOP...................                                            (4,760)
Allocation of ESOP
 stock..................                                               337
ESOP adjustment.........                         53
Purchase of 534,000
 shares of treasury
 stock..................                                                                             (6,472)
Issuance of 208,845
 shares of treasury
 stock for MRP..........                                 (2,194)                (292)                 2,486
Amortization of MRP
 stock..................                                    440
Increase in unrealized
 gain on investments
 available for sale.....                                                                    59
Net income for the year
 ended June 30, 1995....                                                       5,640
                            ----     ----   -------     -------    -------   -------      ----     --------
BALANCE AT JUNE 30,
 1995...................     --        60    56,881      (1,754)    (4,423)   47,333        59       (3,986)
Allocation of ESOP
 Stock..................                                               362
ESOP Adjustment.........                        176
Purchase of 801,860
 shares of treasury
 stock..................                                                                            (12,370)
Issuance of 680 shares
 of treasury stock for
 options exercised......                                                          (2)                     8
Amortization of MRP
 stock..................                                    438
Decrease in unrealized
 gain on investments
 available for sale ....                                                                   (59)
Net income for the year
 ended June 30, 1996....                                                       7,841
                            ----     ----   -------     -------    -------   -------      ----     --------
BALANCE AT JUNE 30,
 1996...................     --        60    57,057      (1,316)    (4,061)   55,172       --       (16,348)
Allocation of ESOP
 stock..................                                               390
ESOP and MRP
 adjustment.............                        345
Purchase of 32,500
 shares of treasury
 stock..................                                                                               (651)
Issuance of 1,804 shares
 of treasury stock for
 options exercised and
 Dividend Reinvestment
 Plan...................                                                         (20)                    27
Issuance of 29,155
 shares of treasury
 stock for MRP..........                         39        (462)                                        423
Amortization of MRP
 stock..................                                    716
Cash dividends..........                                                        (987)
Net income for the year
 ended June 30, 1997....                                                       6,886
                            ----     ----   -------     -------    -------   -------      ----     --------
BALANCE AT JUNE 30,
 1997...................    $--      $ 60   $57,441     $(1,062)   $(3,671)  $61,051      $--      $(16,549)
                            ====     ====   =======     =======    =======   =======      ====     ========

                See notes to consolidated financial statements.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                FOR THE YEARS ENDED JUNE 30,
                                                -------------------------------
                                                  1997       1996       1995
                                                ---------  ---------  ---------
                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income...................................  $   6,886  $   7,841  $   5,640
 Adjustments to reconcile net income to net
  cash provided by operating activities:
 Proceeds from sales of loans held for sale...        585        273      1,362
 Originations of loans held for sale..........       (497)      (361)      (826)
 Gain on sales of investment securities.......        --         (94)       --
 Gain on sales of real estate owned...........        (29)      (236)      (597)
 Amortization of investment and mortgage-
  backed securities premium, net..............        260        415      1,268
 Depreciation and amortization................      1,301      1,315      1,297
 Provision for losses on loans and real estate
  owned.......................................        747        618        650
 Amortization of cost of stock plans..........      1,466        978        900
 Amortization of intangibles..................      2,512      2,625      1,395
 Amortization of premiums on loans and loan
  fees........................................        414        371         87
 Increase in accrued interest receivable, net
  of accrued interest payable.................       (113)      (835)    (1,512)
 (Increase) decrease in other assets..........      1,731     (1,294)       (43)
 (Increase) decrease in deferred income tax
  asset.......................................        185       (174)      (261)
 Increase (decrease) in accounts payable and
  other liabilities...........................        891       (894)       866
 Increase in mortgage escrow funds............      2,925      1,160        946
 Increase in due to banks.....................      1,248      2,348        468
 Other, net...................................         (2)       (83)       (98)
                                                ---------  ---------  ---------
 Net cash provided by operating activities....     20,510     13,973     11,542
                                                ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities of investment
  securities..................................     16,000      6,210     13,605
 Proceeds from sales of investment securities
  available for sale..........................        --         104        --
 Purchases of investment securities held to
  maturity....................................    (30,000)   (10,000)   (19,746)
 Net (outflow) proceeds from principal
  repayments of loans and loan originations...    (86,193)   (55,090)    (1,479)
 Purchases of loans...........................   (195,514)  (132,238)   (87,874)
 Proceeds from principal repayments of
  mortgage-backed securities..................     57,266     72,028     32,013
 Purchases of mortgage-backed securities......        --     (99,085)  (148,036)
 Proceeds from sale of premises and
  equipment...................................        --         326        --
 Purchases of premises and equipment..........     (1,701)      (529)    (2,159)
 Proceeds from sales of real estate owned.....      1,806      1,868      5,008
 Purchases of Federal Home Loan Bank of New
  York stock..................................     (4,361)    (1,684)    (1,322)
                                                ---------  ---------  ---------
 Net cash used in investing activities........   (242,697)  (218,090)  (209,990)
                                                ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Acquisition of deposits, net of sale of
  deposits....................................        --         --     136,811
 Deposit premium..............................        --         --     (18,141)
 Decrease in deposits due to conversion
  deposits....................................        --         --     (53,780)
 Net increase in deposits.....................     81,403    122,502     15,284
 Advances from the Federal Home Loan Bank of
  New York and other borrowings...............    141,515     95,870     35,830
 Cash dividends paid..........................       (987)       --         --
 Purchases of treasury stock, net of
  reissuance..................................       (644)   (12,362)    (6,472)
 Net proceeds from issuance of common stock...        --         --      52,128
                                                ---------  ---------  ---------
 Net cash provided by financing activities....    221,287    206,010    161,660
                                                ---------  ---------  ---------
 Net Increase (Decrease) in Cash and Cash
  Equivalents.................................       (900)     1,893    (36,788)
 Cash and Cash Equivalents, Beginning of
  Year........................................     11,629      9,736     46,524
                                                ---------  ---------  ---------
 Cash and Cash Equivalents, End of Year.......  $  10,729  $  11,629  $   9,736
                                                =========  =========  =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
Cash paid during the year for:
 Interest.....................................  $  52,054  $  38,731  $  26,804
                                                =========  =========  =========
 Income taxes.................................  $   3,504  $   5,133  $   4,451
                                                =========  =========  =========
SUPPLEMENTAL SCHEDULE OF NON--CASH ACTIVITIES:
 Transfer of loans receivable to real estate
  owned, net..................................  $   1,690  $   1,540  $   2,694
                                                =========  =========  =========
 Unrealized gain on investments available for
  sale........................................  $     --   $     (59) $      59
                                                =========  =========  =========
 Issuance of treasury stock for Management
  Recognition Plan............................  $     423  $     --   $   2,486
                                                =========  =========  =========

                See notes to consolidated financial statements.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JUNE 30, 1997, 1996 AND 1995

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PennFed Financial Services, Inc. ("PennFed") was organized in March 1994 for the purpose of becoming the savings and loan holding company for Penn Federal Savings Bank (the "Bank") in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank (the "Conversion").

  Principles of Consolidation--The consolidated financial statements of PennFed and subsidiary (together the "Company") include the accounts of PennFed and the Bank. PennFed owns all of the outstanding stock of the Bank issued on July 14, 1994 (see Note B--Stock Conversion). All references to the Company, unless otherwise indicated, prior to July 14, 1994, refer to the Bank and its subsidiary on a consolidated basis. All intercompany accounts and transactions have been eliminated in consolidation.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant area in the accompanying financial statements where estimates have an impact is in the allowance for loan losses.

  Cash and Cash Equivalents--For purposes of reporting cash flows, cash and cash equivalents include cash and amounts due from depository institutions.

  Investment Securities and Mortgage-Backed Securities--In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), debt securities classified as held to maturity are carried at amortized cost only if the reporting entity has a positive intent and ability to hold those securities to maturity.

  The Company classifies investment securities and mortgage-backed securities as either held to maturity or available for sale. Investment securities and mortgage-backed securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, since the Company has both the ability and intent to hold the securities to maturity. Investments available for sale are carried at market value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

  Loans Held for Sale--Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Aggregate net unrealized losses are recognized in a valuation allowance by charges to income.

  Loans Receivable--Interest income is not accrued on loans where management has determined that the borrowers may be unable to meet contractual principal or interest obligations or where interest and/or principal is 90 days or more past due. When a loan is placed on nonaccrual status, accrual of interest ceases and, in general, uncollected past due interest (including interest applicable to prior years, if any) is reversed and charged against current income. Therefore, interest income is not recognized unless the financial condition and payment record of the borrower warrant the recognition of interest income. Interest on loans that have been restructured is generally accrued according to the renegotiated terms.

  In accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114") and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures" ("SFAS 118"). The Company

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARY accounts for impaired loans, except those loans that are accounted for at fair value or at the lower of cost or fair value, at the present value of the estimated future cash flows of the loan discounted at the loan's effective interest rate or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable that all principal and interest amounts will not be collected according to the loan contract. Delinquent, smaller balance, homogeneous loans that are evaluated collectively on a portfolio basis are not considered impaired under SFAS 114. The Company generally evaluates the collectibility of consumer and one- to four-family loans on a total portfolio basis.

  Allowance for Loan Losses--The allowance for loan losses is established through charges to earnings. Loan losses are charged against the allowance for loan losses when management believes that the recovery of principal is unlikely. If, as a result of loans charged off or increases in the size or risk characteristics of the loan portfolio, the allowance is below the level considered by management to be adequate to absorb future loan losses on existing loans, the provision for loan losses is increased to the level considered necessary to provide an adequate allowance. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of the loans. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrowers' ability to pay. Economic conditions may result in the necessity to change the allowance quickly in order to react to deteriorating financial conditions of the Company's borrowers. As a result, additional provisions on existing loans may be required in the future if borrowers' financial conditions deteriorate or if real estate values decline.

  Premises and Equipment--Premises and equipment are stated at cost, less accumulated depreciation and amortization. Provisions for depreciation of premises and equipment are computed on the straight-line method over three to ten years for furniture and equipment and twenty-five to forty years for buildings. Amortization of leasehold improvements is provided using the straight-line method over the terms of the respective lease or estimated useful life of the improvement, whichever is shorter.

  Real Estate Owned--Real estate properties acquired by foreclosure are recorded at the lower of cost or estimated fair value less costs to dispose with any write down charged against the allowance for loan losses. Subsequent valuations are periodically performed by management and the carrying value is adjusted by a charge to expense to reflect any subsequent declines in the estimated fair value. Further declines in real estate values may result in increased foreclosed real estate expense in the future. Routine holding costs are charged to expense as incurred and improvements to real estate owned that increase the fair value of the real estate are capitalized. Gains on sale of real estate owned are generally recognized upon disposition of the property. Losses are charged to operations as incurred.

  Goodwill--The excess of cost over fair value of assets acquired ("goodwill") arising from the acquisitions discussed in Note C is amortized to expense by an accelerated method over the estimated remaining lives of long-term, interest-bearing assets acquired (14 years) in accordance with Statement of Financial Accounting Standards No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions."

  Core Deposit Premium--The premium resulting from the valuation of core deposits arising from the aforementioned acquisitions is being amortized to expense over the estimated average remaining life of the existing customer deposit base acquired (10 years).

  Due to Banks--This item represents a book overdraft relating to outstanding checks written on the Company's Federal Home Loan Bank of New York operating account.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARY

  Income Taxes--Federal and state income taxes are based upon earnings reported after permanent differences have been deducted. Deferred income taxes are provided for temporary differences in the basis of assets and liabilities between financial statement and income tax amounts.

  In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") the Company uses an asset and liability method for financial accounting and reporting for income taxes. The statement also requires that a deferred tax liability be recognized for any increase in the tax bad debt reserve in excess of the reserve balance at December 31, 1987.

  Earnings Per Share--The earnings per share computations for the years ended June 30, 1997, 1996 and 1995 were determined by dividing net income for the periods by the weighted average number of shares of common stock outstanding and common stock equivalents. Stock options are regarded as common stock equivalents and are, therefore, considered in earnings per share calculations if dilutive. Common stock equivalents are computed using the treasury stock method. Because earnings per share were based upon the weighted average number of days outstanding during the period, the weighted average number of shares for the year ended June 30, 1995 only includes shares outstanding since July 14, 1994 (the date of Conversion). The weighted average number of shares outstanding does not include shares which are unallocated by the Employee Stock Ownership Plan ("ESOP"). Additionally, treasury shares are not included in the calculation.

  Loan Origination Fees and Discounts and Premiums--Nonrefundable loan origination fees net of certain direct loan origination costs are deferred. Net deferred fees on loans held for investment are amortized into income over the life of the related loans by use of the level-yield method. Net deferred fees on loans originated for sale are deferred and recognized as part of the gain or loss on sale of loans.

  Discounts and premiums on investment and mortgage-backed securities and loans purchased are recognized as income/expense over the estimated life of the asset purchased using the level-yield method.

  Interest Rate Swaps--The Company has utilized interest rate swaps as a component of managing interest rate risk. Swap agreements are held for purposes other than trading. The Company's swaps are considered to be matched swaps, as they are specifically linked with a liability. Periodic net cash settlements under swap agreements are accrued as an adjustment to interest expense over the life of the agreements. In the event of the termination of an interest rate swap agreement, the gain or loss would be deferred and amortized as an adjustment to interest expense over the shorter of the remaining life of the hedged item or the remaining contract period. In the event of liquidation of the liability to which the interest rate swap is linked, the interest rate swap would be recorded at its fair market value with any change in such fair market value recorded in the period it occurs.

  Recently Adopted Accounting Standards--Effective July 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Refer to Note M--Stock Plans for a further discussion.

  Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). SFAS 125 supersedes Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights". Under SFAS 125, after the transfer of a financial asset, the Company recognizes the financial and servicing assets it controls and the liabilities it has incurred. Furthermore, the Company no longer recognizes the financial assets for which control has been surrendered and liabilities have been extinguished. The adoption of SFAS 125 did not have an effect on the financial condition or results of operations of the Company.

  Reclassifications--Certain reclassifications have been made to prior years' financial statements to conform with current year's presentation.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARY

B. STOCK CONVERSION

  On July 14, 1994, the Bank completed the Conversion and became a wholly owned subsidiary of PennFed, a newly formed holding company. In connection with an initial public offering, PennFed issued 5,950,000 shares of common stock at $10 per share ($.01 par value), increasing consolidated equity by $52.1 million, which was net of conversion expenses of approximately $2.7 million and shares issued to the ESOP representing 8% of the shares of common stock issued. The Bank received proceeds of $28.0 million from PennFed in exchange for all of its common stock.

  As part of the Conversion, in order to grant a priority to eligible account holders in the event of future liquidation in accordance with Office of Thrift Supervision ("OTS") regulations, the Company established a liquidation account in an amount equal to $40.9 million (the retained earnings of the Bank as of March 31, 1994). The total amount of the liquidation account will be decreased as the balances of eligible account holders are reduced subsequent to the Conversion. In the event of a complete liquidation of the Company, and only in such event, eligible account holders who continue to maintain their deposit accounts shall be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held.

C. BRANCH ACQUISITIONS

  On March 10, 1995, the Bank acquired from the Resolution Trust Corporation ("RTC") the deposit liabilities and certain of the assets and other liabilities of four branch offices of Carteret Federal Savings Bank, Madison, New Jersey ("Carteret"). The four Carteret branch offices were located in Caldwell, Verona, Fairfield and Wayne, New Jersey. Immediately following the purchase, under a pre-arranged "consortium" agreement, Atlantic Stewardship Bank of Midland Park, New Jersey acquired from the Bank the deposit liabilities and certain of the assets and other liabilities of the Wayne, New Jersey branch office. In connection with this transaction, no gain or loss was recorded by the Bank.

  The Bank submitted an $18,739,000 deposit premium bid, of which $18,000,000 related to the Caldwell, Verona and Fairfield branches. In addition to the $18,000,000 deposit premium, the Bank also capitalized $141,000 of expenses reflecting a total deposit premium intangible asset of $18,141,000.

  The Company acquired Sayreville Savings and Loan Association effective September 1982 and First Federal Savings and Loan Association of Montclair effective September 1989. The acquisitions have been accounted for as purchases and, accordingly, the purchase prices have been allocated to assets and liabilities acquired based on their fair value at their date of acquisition. For each of the years ended June 30, 1997, 1996 and 1995, the effect of the amortization of goodwill was to reduce income before income taxes by approximately $496,000, $609,000 and $739,000, respectively.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARY

D. INVESTMENT SECURITIES

                                              JUNE 30, 1997    JUNE 30, 1996
                                             ---------------- ----------------
                                             CARRYING MARKET  CARRYING MARKET
                                              VALUE    VALUE   VALUE    VALUE
                                             -------- ------- -------- -------
                                                      (IN THOUSANDS)
U.S. Treasury and Government Agencies:
  Maturing:
    Within one year......................... $ 4,999  $ 5,055 $ 5,999  $ 6,054
    After one year but within five years....     --       --   14,998   15,129
    After five years but within ten years...  30,000   30,070     --       --
                                             -------  ------- -------  -------
                                              34,999   35,125  20,997   21,183
Obligations of states and political
 subdivisions:
  Maturing:
    After one year but within five years....     101      102     101      103
    After five years but within ten years...     190      205     190      216
                                             -------  ------- -------  -------
                                                 291      307     291      319
                                             -------  ------- -------  -------
                                             $35,290  $35,432 $21,288  $21,502
                                             =======  ======= =======  =======

  Gross unrealized gains of investment securities at June 30, 1997 and 1996 were as follows:

                                                                   JUNE 30,
                                                                ---------------
                                                                 1997    1996
                                                                ------- -------
                                                                (IN THOUSANDS)
U.S. Treasury and Government Agencies.......................... $   125 $   186
Obligations of states and political subdivisions...............      17      28
                                                                ------- -------
                                                                $   142 $   214
                                                                ======= =======

  There were no gross unrealized losses of investment securities at June 30, 1997 or 1996.

  For the year ended June 30, 1996, sales of investment securities with a cost basis of $10,000 generated gross gains of $94,000. There were no sales of investment securities for the years ended June 30, 1997 and 1995.

E. MORTGAGE-BACKED SECURITIES

                                                                  JUNE 30,
                                                              -----------------
                                                                1997     1996
                                                              -------- --------
                                                               (IN THOUSANDS)
Government National Mortgage Association..................... $  3,993 $  4,904
Federal Home Loan Mortgage Corporation.......................  184,028  221,777
Federal National Mortgage Association........................   98,684  115,896
Collateralized Mortgage Obligations/REMICs...................      938    1,348
Private Pass-through Securities..............................      --       984
                                                              -------- --------
                                                               287,643  344,909
Unamortized premiums, net....................................      896    1,159
                                                              -------- --------
                                                              $288,539 $346,068
                                                              ======== ========

  The estimated market values of mortgage-backed securities were $291,125,000 and $344,331,000 at June 30, 1997 and 1996, respectively. There were no sales of mortgage-backed securities in the years ended June 30, 1997, 1996 and 1995.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARY

  The carrying value of mortgage-backed securities pledged were as follows:

                                                                   JUNE 30,
                                                                -----------------
                                                                  1997    1996
                                                                --------- -------
                                                                (IN THOUSANDS)
Pledged to secure:
  Federal Home Loan Bank of New York Advances.................. $  72,004 $ --
  Other borrowings.............................................    41,566   --
  Interest rate swap agreements................................     1,789   401
  Public funds on deposit......................................       384   482
                                                                --------- -----
                                                                $ 115,743 $ 883
                                                                ========= =====

  Collateralized mortgage obligations consist primarily of fixed and adjustable rate sequentially paying securities with short durations.

  The gross unrealized gains and losses of mortgage-backed securities held at June 30, 1997 and 1996 were as follows:

                                       JUNE 30, 1997         JUNE 30, 1996
                                   --------------------- ---------------------
                                     GROSS      GROSS      GROSS      GROSS
                                   UNREALIZED UNREALIZED UNREALIZED UNREALIZED
                                     GAINS      LOSSES     GAINS      LOSSES
                                   ---------- ---------- ---------- ----------
                                                 (IN THOUSANDS)
Government National Mortgage
 Association......................   $  214     $  --      $  189     $    1
Federal Home Loan Mortgage
 Corporation......................    2,604        965      1,401      2,846
Federal National Mortgage
 Association......................    1,225        492        967      1,513
Collateralized Mortgage
 Obligations/REMICs...............        3          3          3          9
Private Pass-through Securities...      --         --          72        --
                                     ------     ------     ------     ------
                                     $4,046     $1,460     $2,632     $4,369
                                     ======     ======     ======     ======

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARY

F. LOANS RECEIVABLE, NET

                                                                 JUNE 30,
                                                             ------------------
                                                               1997      1996
                                                             --------  --------
                                                              (IN THOUSANDS)
First Mortgage Loans:
  Conventional.............................................. $824,100  $561,526
  FHA insured...............................................    6,046     2,226
  VA guaranteed.............................................    1,697     2,172
                                                             --------  --------
  Total one- to four-family.................................  831,843   565,924
  Commercial and multi-family...............................   56,811    52,014
                                                             --------  --------
Total first mortgage loans .................................  888,654   617,938
                                                             --------  --------
Consumer:
  Second mortgages..........................................   23,665    23,912
  Home equity lines of credit...............................   14,040     8,955
  Other.....................................................    2,512     2,117
                                                             --------  --------
Total consumer loans........................................   40,217    34,984
                                                             --------  --------
Total loans.................................................  928,871   652,922
                                                             --------  --------
Add (Less):
  Allowance for loan losses.................................   (2,622)   (2,630)
  Unamortized premium.......................................    3,610     2,036
  Unearned income on consumer loans.........................      (36)     (249)
  Net deferred loan fees....................................    1,628       492
                                                             --------  --------
                                                                2,580      (351)
                                                             --------  --------
                                                             $931,451  $652,571
                                                             ========  ========

  At June 30, 1997, there were no loans classified as held for sale. Conventional one- to four-family mortgage loans at June 30, 1996 included $88,000 of mortgages held for sale. At June 30, 1996, the Company had a commitment to sell these loans.

  Non-accruing loans at June 30, 1997 and 1996 were $5,485,000 and $6,186,000, respectively, which represents 0.59% and 0.95%, respectively, of total loans outstanding. The total interest income that would have been recorded for the years ended June 30, 1997 and 1996, had these loans been current in accordance with their original terms, or since the date of origination if outstanding for only part of the year, was approximately $139,000 and $229,000, respectively.

  At June 30, 1997 and 1996, impaired loans totaled $1,687,000 and $2,381,000, respectively. The average balance of impaired loans for the years ended June 30, 1997 and 1996 was $2,255,000 and $3,755,000, respectively. All impaired loans have a related allowance for losses, which totaled $460,000 and $617,000 at June 30, 1997 and 1996, respectively. Interest income related to impaired loans is recognized under the cash-basis method. Interest income recognized on impaired loans for the years ended June 30, 1997 and 1996 was $120,000 and $190,000, respectively. Total interest income that would have been recorded for the years ended June 30, 1997 and 1996, had these loans been current in accordance with their loan terms, was approximately $303,000 and $315,000, respectively.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARY

  The Company has restructured the terms of certain loans. Those loans, considered to be troubled debt restructurings, had a balance of $1,451,000 and $2,340,000 at June 30, 1997 and 1996, respectively. The interest earned on restructured loans that are performing in accordance with their modified terms amounted to $210,000 and $214,000 for the years ended June 30, 1997 and 1996, respectively. These loans would have earned $263,000 and $399,000 for the years ended June 30, 1997 and 1996, respectively, had they performed in accordance with their original terms.

  The following is an analysis of the allowance for loan losses:

                                                               JUNE 30,
                                                         ----------------------
                                                          1997    1996    1995
                                                         ------  ------  ------
                                                            (IN THOUSANDS)
Balance, beginning of year.............................. $2,630  $2,860  $3,060
Provisions for losses on loans..........................    635     610     569
Recoveries..............................................     42     101     --
Losses charged to allowance.............................   (685)   (941)   (769)
                                                         ------  ------  ------
Balance, end of year.................................... $2,622  $2,630  $2,860
                                                         ======  ======  ======

  The Company's loan portfolio consists primarily of loans secured by residential and commercial real estate located in its market areas. Therefore, the collectibility of these loans is dependent to a large degree on the overall strength of the New Jersey economy, as well as the specific strength of the real estate sector.

  At June 30, 1997 and 1996, commercial and multi-family real estate loans totaled $56,811,000 and $52,014,000, respectively. These loans are considered by management to be of somewhat greater risk of collectibility due to their dependency on income production. Commercial and multi-family real estate loans collateralized by multi-family mixed use properties were $25,114,000 and $19,639,000 at June 30, 1997 and 1996, respectively. The remaining commercial real estate loans were collateralized by commercial properties. Additionally, the majority of the Company's commercial and multi-family real estate loans were collateralized by real estate in the State of New Jersey.

  Loans serviced for others totaled approximately $78,781,000 and $89,170,000 at June 30, 1997 and 1996, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges assessed to borrowers, such as late payment fees. In connection with these loans serviced for others, the Company held borrowers escrow balances of $926,000 and $976,000 at June 30, 1997 and 1996, respectively.

G. PREMISES AND EQUIPMENT, NET

                                                                   JUNE 30,
                                                                ---------------
                                                                 1997    1996
                                                                ------- -------
                                                                (IN THOUSANDS)
Land........................................................... $ 3,709 $ 3,340
Buildings and improvements.....................................  13,510  12,715
Leasehold improvements.........................................   1,219   1,218
Furniture and equipment........................................   8,194   7,660
                                                                ------- -------
                                                                 26,632  24,933
Less: accumulated depreciation and amortization................  10,197   8,898
                                                                ------- -------
                                                                $16,435 $16,035
                                                                ======= =======

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARY

H. REAL ESTATE OWNED

                                                                   JUNE 30,
                                                                ---------------
                                                                 1997    1996
                                                                ------- -------
                                                                (IN THOUSANDS)
Acquired by foreclosure or deed in lieu of foreclosure......... $  986  $ 1,144
Allowance for losses on real estate owned......................   (102)     (61)
                                                                ------  -------
                                                                $  884  $ 1,083
                                                                ======  =======

  Results of real estate operations were as follows:

                                                                JUNE 30,
                                                            -------------------
                                                            1997   1996   1995
                                                            -----  -----  -----
                                                             (IN THOUSANDS)
Net gain on sales of real estate owned..................... $  29  $ 236  $ 597
Holding costs..............................................   (98)  (124)  (399)
Provision for losses on real estate owned..................  (112)    (8)   (81)
                                                            -----  -----  -----
Net gain (loss) from real estate operations................ $(181) $ 104  $ 117
                                                            =====  =====  =====

  Activity in the allowance for losses on real estate owned was as follows:

                                                                JUNE 30,
                                                            -------------------
                                                            1997   1996   1995
                                                            -----  -----  -----
                                                             (IN THOUSANDS)
Balance, beginning of year................................. $  61  $ 177  $ 220
Provisions charged to operations...........................   112      8     81
Losses charged to allowance................................   (71)  (124)  (124)
                                                            -----  -----  -----
Balance, end of year....................................... $ 102  $  61  $ 177
                                                            =====  =====  =====

I. DEPOSITS

                                              JUNE 30, 1997     JUNE 30, 1996
                                            ----------------- -----------------
                                                     WEIGHTED          WEIGHTED
                                                     AVERAGE           AVERAGE
                                                     INTEREST          INTEREST
                                             AMOUNT    RATE    AMOUNT    RATE
                                            -------- -------- -------- --------
                                                  (DOLLARS IN THOUSANDS)
Non-interest-bearing demand................ $ 31,203          $ 35,485
Interest-bearing demand....................   51,159   1.88%    46,645   1.93%
Savings accounts...........................  169,823   2.22    178,035   2.28
Certificates with remaining maturities of:
 One year or less..........................  395,101   5.50    389,366   5.22
 Over one to three years...................  214,792   6.17     99,087   5.76
 Over three years to five years............   53,831   6.16     85,923   6.53
 Over five years...........................       94   6.90         59   4.43
                                            --------          --------
Total certificates.........................  663,818   5.77    574,435   5.65
Accrued interest payable...................    2,157             1,816
                                            --------          --------
                                            $918,160   4.68%  $836,416   4.48%
                                            ========   ====   ========   ====

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARY

  The aggregate amount of accounts with a denomination of $100,000 or more was approximately $96,822,000 and $51,107,000 at June 30, 1997 and 1996,
respectively.

J. FEDERAL HOME LOAN BANK OF NEW YORK ADVANCES AND OTHER BORROWINGS

  Federal Home Loan Bank of New York ("FHLB of New York") advances are scheduled to mature as follows:

                                               JUNE 30, 1997     JUNE 30, 1996
                                             ----------------- -----------------
                                                      WEIGHTED          WEIGHTED
                                                      AVERAGE           AVERAGE
                                                      INTEREST          INTEREST
                                              AMOUNT    RATE    AMOUNT    RATE
                                             -------- -------- -------- --------
                                                   (DOLLARS IN THOUSANDS)
One to two years............................ $ 85,000   5.99%  $ 40,000   5.53%
Three to four years.........................   90,000   6.17     65,000   6.17
Four to five years..........................   30,000   6.42        --     --
Over five years.............................      465   7.39        --     --
                                             --------          --------
                                             $205,465          $105,000
                                             ========          ========

  The FHLB of New York advances are all fixed rate borrowings collateralized either under a blanket pledge agreement by one- to four-family mortgage loans or with mortgage-backed securities.

  At June 30, 1997, the Company had available from the FHLB of New York an overnight repricing line of credit for $50,000,000 which expires on May 1, 1998. The line of credit has a variable interest rate. At June 30, 1997 and 1996, the Company had $32,650,000 and $36,700,000 of overnight borrowings under this credit line with an interest rate of 6.63% and 5.69%, respectively. Also at June 30, 1997, the Company had available from the FHLB of New York a one-month overnight repricing line of credit for $50,000,000 which expires on May 1, 1998. This line of credit has a variable interest rate. At June 30, 1997, the Company had $10,000,000 drawn under this line of credit with an interest rate of 6.38%.

  From time to time, the Company enters into sales of securities under agreements to repurchase ("reverse repurchase agreements"). These agreements are accounted for as financing arrangements and the obligations to repurchase securities sold are reflected as other borrowings in the accompanying consolidated statements of financial condition. The reverse repurchase agreements are collateralized by mortgage-backed securities which continue to be carried as assets by the Company, with a carrying value of $41,566,000 and a market value of $41,762,000.

  At June 30, 1996, there were no reverse repurchase agreements outstanding. At June 30, 1997, reverse repurchase agreements are scheduled to mature as follows:

                                                                        WEIGHTED
                                                                        AVERAGE
                                                                        INTEREST
                                                                AMOUNT    RATE
                                                                ------- --------
                                                                  (DOLLARS IN
                                                                   THOUSANDS)
Within one year................................................ $30,100   5.74%
After one year but within five years...........................  10,000   6.24%
                                                                -------
                                                                $40,100   5.86%
                                                                =======

  The average balance of reverse repurchase agreements for the years ended June 30, 1997 and 1996 was $29,661,000 and $2,604,000, respectively.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARY

K. PENSION PLAN

  The Company previously had a noncontributory defined benefit pension plan (the "Pension Plan") covering substantially all of its employees. Effective July 3, 1995, the Company terminated its Pension Plan. Service benefits ceased on May 19, 1995. In addition to the net pension expense in fiscal 1995, the Company recognized a loss in fiscal 1995 of approximately $470,000 reflecting the termination of the Pension Plan in accordance with Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits."

  Pension expense for the year ended June 30, 1995 was $243,000, and consisted of the following components:

                                                                  JUNE 30, 1995
                                                                  --------------
                                                                  (IN THOUSANDS)
Service cost benefits earned during the period...................      $161
Interest cost on projected benefit obligations...................       101
Actual return on Pension Plan assets.............................       (82)
Net amortization and deferral of unrecognized net gain...........        63
                                                                       ----
Net periodic pension cost........................................      $243
                                                                       ====

L. INCENTIVE SAVINGS PLAN

  The Company's employee benefits include a 401(k) Plan (the "Plan"). All employees of the Company who work at least 1,000 hours per year and are at least 20 1/2 years old are eligible to participate in the Plan. The Plan provides for a discretionary Company match of employee contributions. For the years ended June 30, 1997, 1996 and 1995, expense related to the Plan was $78,000, $70,000, and $120,000, respectively.

M. STOCK PLANS

Employee Stock Ownership Plan ("ESOP")

  In connection with the Conversion, the Company established an ESOP for eligible employees. All full-time employees are eligible to participate in the ESOP after they attain age 21 and complete one year of service during which they work at least 1,000 hours. Employees were credited for years of service to the Company prior to the adoption of the ESOP for participation and vesting purposes. The Bank's contribution is allocated among participants on the basis of compensation. Each participant's account will be credited with cash or shares of the Company's common stock based upon compensation earned during the year with respect to which the contribution is made. After completing seven years of service, a participant will be 100% vested in his/her ESOP account. ESOP participants are entitled to receive distributions from the ESOP account only upon termination of service, which includes retirement and death.

  The ESOP borrowed $4,760,000 from PennFed and purchased 476,000 shares of common stock issued in the Conversion. This loan is to be repaid from discretionary contributions by the Bank to the ESOP trust. The Bank intends to make contributions to the ESOP in amounts at least equal to the principal and interest requirement of the debt, assuming a ten year term and an interest rate of 7.46%. Annual contributions to the ESOP, which are used to fund principal and interest payments on the ESOP debt, total $692,000. At June 30, 1997 and 1996, the loan had an outstanding balance of $3,671,000 and $4,061,000 and the ESOP had unallocated shares of 367,138 and 406,065, respectively. Based upon a $27.25 closing price per share of common stock on June 30, 1997, the unallocated shares had a fair value of $10,005,000. The unamortized balance of the ESOP debt is reflected as a reduction of stockholders' equity.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARY

  For the years ended June 30, 1997 and 1996, the Bank recorded compensation expense related to the ESOP of $740,000 and $544,000, respectively. The compensation expense related to the ESOP includes $433,000 and $175,000, respectively, for a valuation adjustment to reflect the increase in the average fair value of allocated shares for the period from the time of purchase to the allocation date. The ESOP allocated 38,927 and 36,225 shares for the years ended June 30, 1997 and 1996, respectively, to participants in the plan.

Management Recognition Plan

  In connection with the Conversion, the Company established a Management Recognition Plan ("MRP") as a means of enhancing and encouraging the recruitment and retention of directors and officers. A maximum amount of an additional 4%, or 238,000 shares, of the shares outstanding upon Conversion may be awarded under the plan. As of June 30, 1997, 238,000 shares of restricted stock have been awarded under the MRP. The shares vest in equal installments generally over a five-year period, with the final installment vesting on April 28, 1999. For the years ended June 30, 1997 and 1996, the Company recorded expense of $732,000 and $440,000, respectively, related to the MRP.

Stock Option Plan

  In connection with the Conversion, the Company established the 1995 Stock Option and Incentive Plan ("Option Plan"). The exercise price for the options granted under the Option Plan cannot be less than the fair market value of the Company's common stock on the date of the grant. The options vest in equal installments generally over a five-year period, with the final installment vesting on April 28, 1999. Transactions during the years ended June 30, 1997, 1996 and 1995 relating to the Option Plan are as follows:

                                                                    EXERCISE
                                                       OPTIONS       PRICE
                                                       -------  ----------------
Balance, June 30, 1994................................     --
  Granted............................................. 513,225       $10.50
  Exercised...........................................     --
  Expired.............................................     --
  Forfeited...........................................     --
                                                       -------
Balance, June 30, 1995................................ 513,225        10.50
  Granted.............................................     --
  Exercised...........................................    (680)       10.50
  Expired.............................................  (1,300)       10.50
  Forfeited...........................................  (5,520)       10.50
                                                       -------
Balance, June 30, 1996................................ 505,725        10.50
  Granted.............................................  62,475        15.88
  Exercised...........................................    (700)       10.50
  Expired.............................................     --
  Forfeited...........................................    (300)       10.50
                                                       -------
Balance, June 30, 1997................................ 567,200  $10.50 to $15.88

  At June 30, 1997, 1996 and 1995, 339,880 options, 201,930 options and
102,645 options were exercisable, respectively.

  Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), if fully adopted, requires companies to measure employee stock compensation plans based on the fair value method of accounting. The Company has adopted the disclosure-only provisions of SFAS
123. Accordingly, the Company continues to apply Accounting Principles Board Opinion No. 25, "Accounting for

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARY

Stock Issued to Employees," ("APB 25") and related interpretations in accounting for its plans. In accordance with APB 25, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock. Proforma disclosures as if the Company fully adopted the cost recognition requirements under SFAS 123 are presented below.

  The estimated fair value of each stock option granted during fiscal 1997 is estimated as $2.28 on the date of grant using the simple Black-Scholes option-pricing model with the following assumptions: stock volatility of 15.91%, risk-free interest rate of 6.50%, and an expected life of 8 years. Had compensation cost for the fiscal 1997 grants been determined based upon the fair value at the grant date been determined consistent with the methodology prescribed under SFAS 123, the Company's pro forma net income and primary earnings per share would have been approximately $6.8 million and $1.44, respectively. As the SFAS 123 method of accounting has not been applied to stock options granted prior to July 1, 1996, the resulting proforma effect on net income for fiscal 1997 is not representative of the proforma effect on net income in future years.

N. INCOME TAXES

  Savings banks that meet certain definitions, tests and other conditions prescribed by the Internal Revenue Code are allowed to deduct, with limitations, a bad debt deduction. This deduction is computed as a percentage of taxable income before such deduction or based upon actual loss experience. During fiscal 1997, the Company's bad debt deduction was based upon actual loss experience. During the fiscal years 1996 and 1995, the Company employed the percentage of taxable income method.

  On August 20, 1996 legislation was signed into law which repealed the percentage of taxable income method for tax bad debt deduction. This repeal is effective for the Company's taxable year beginning July 1, 1996. In addition, the legislation requires the Company to include in taxable income its tax bad debt reserves in excess of its base year reserves over a six, seven, or eight year period, depending upon the attainment of certain loan origination levels. Since the percentage of taxable income method for tax bad debt deduction and the corresponding increase in the tax bad debt reserve in excess of the base year have been recorded as temporary differences pursuant to SFAS 109, this change in the tax law had no effect on the Company's statement of operations.

  The income tax provision is comprised of the following components:

                                                          YEAR ENDED JUNE 30,
                                                          ---------------------
                                                           1997   1996    1995
                                                          ------ ------  ------
                                                             (IN THOUSANDS)
Current provision........................................ $4,020 $5,285  $4,183
Deferred provision (benefit).............................    185   (174)   (262)
                                                          ------ ------  ------
Total income tax provision............................... $4,205 $5,111  $3,921
                                                          ====== ======  ======

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARY

  Income taxes payable is included in accounts payable and other liabilities in the consolidated statements of financial condition at June 30, 1997. The financial statements also include a net deferred tax asset of $97,000 that has been recorded for the temporary differences between the tax basis and the financial statement carrying amounts of assets and liabilities. The source of these temporary differences and their deferred tax effect at June 30, 1997 and 1996 is as follows:

                                                                   JUNE 30,
                                                                ---------------
                                                                 1997    1996
                                                                ------- -------
                                                                (IN THOUSANDS)
Deferred tax assets:
  Allowance for loan losses.................................... $   182 $   214
  Litigation reserves..........................................      47      89
  Deposit premium intangible...................................     503     279
  MRP expense..................................................     229     189
  Depreciation.................................................     363     245
                                                                ------- -------
Total deferred tax assets......................................   1,324   1,016
                                                                ------- -------
Deferred tax liabilities:
  Deferred loan fees...........................................     882     271
  Loan sale premiums...........................................      18      21
  Purchase accounting..........................................     327     442
                                                                ------- -------
Total deferred tax liabilities.................................   1,227     734
                                                                ------- -------
Net deferred tax asset......................................... $    97 $   282
                                                                ======= =======

  A reconciliation of the statutory income tax provision to the effective income tax provision is as follows:

                                                       YEAR ENDED JUNE 30,
                                                       ----------------------
                                                        1997    1996    1995
                                                       ------  ------  ------
                                                          (IN THOUSANDS)
Income tax provision at statutory rate (35% for 1997
 and 1996 and 34% for 1995)........................... $3,882  $4,533  $3,346
Amortization of intangibles...........................    174     213     259
State and local tax provision.........................    214     262     200
Tax bracket rate differential.........................    --      (24)    (80)
Other, net............................................    (65)    127     196
                                                       ------  ------  ------
Total income tax provision............................ $4,205  $5,111  $3,921
                                                       ======  ======  ======

  Pursuant to SFAS 109, the Company is not required to provide deferred taxes on its tax loan loss reserve as of December 31, 1987. The amount of this reserve on which no deferred taxes have been provided is approximately $16,300,000. This reserve could be recognized as taxable income and create a current and/or deferred tax liability using the income tax rates then in effect if one of the following occur: (1) the Company's retained earnings represented by this reserve are used for dividends or distributions in liquidation or for any other purpose other than to absorb losses from bad debts, (2) the Company fails to qualify as a Bank, as provided by the Internal Revenue Code, or (3) there is a change in federal tax law.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARY

O. COMMITMENTS AND CONTINGENCIES

  Lease Commitments--At June 30, 1997, minimum rental commitments under all noncancellable operating leases with initial or remaining terms of more than one year are as follows:

YEAR ENDING JUNE 30,                                               MINIMUM RENT
--------------------                                              --------------
                                                                  (IN THOUSANDS)
1998.............................................................      $157
1999.............................................................       137
2000.............................................................        71
2001.............................................................        38
2002.............................................................        40
2003 and later...................................................        57
                                                                       ----
                                                                       $500
                                                                       ====

  Rentals under long-term operating leases for certain branch offices amounted to $169,000, $176,000 and $189,000 for the years ended June 30, 1997, 1996 and
1995, respectively. Rental income of $452,000, $481,000 and $420,000 for the years ended June 30, 1997, 1996 and 1995, respectively, is netted against occupancy expense in the consolidated statements of income.

  Financial Instruments With Off-Balance Sheet Risk--The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are not recorded on the balance sheet when either the exchange of the underlying asset or liability has not yet occurred or the notional amounts are used solely as a means to determine the cash flows to be exchanged. These financial instruments are commitments to extend credit, unused lines of credit, commitments to purchase loans and interest rate swaps. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

  The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

  The following summarizes the notional amount of off-balance sheet financial instruments:

                                                                   JUNE 30,
                                                                ---------------
                                                                 1997    1996
                                                                ------- -------
                                                                (IN THOUSANDS)
Commitments to extend credit................................... $ 9,692 $28,834
Unused lines of credit.........................................  17,366  10,813
Commitments to purchase loans..................................  32,660  59,046
Interest rate swaps............................................  70,000  20,000

  Commitments to extend credit and unused lines of credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments and lines of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained by the Company upon extension of credit is based on

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARY management's credit evaluation of the borrower. Collateral held varies but may include mortgages on commercial and residential real estate and other tangible properties.

  Commitments to purchase loans represent agreements to purchase loans through correspondent relationships established by the Company with other institutions. The Company purchased newly originated one- to four-family residential mortgages secured by properties located in the State of New Jersey and, to a lesser extent, the Commonwealth of Pennsylvania. Prior to purchase, the Company underwrites these loans in the same manner used in its own originations.

  The Company periodically enters into interest rate swap agreements to help reduce certain interest rate exposure on a portion of the short-term deposits. Interest rate swaps are contractual agreements between two parties to exchange interest payments at particular intervals, computed on different terms, on a specified notional amount. The notional amounts represent the base on which interest due each counter party is calculated and do not represent the potential for gains or losses associated with the market risk or credit risk of such transactions. At June 30, 1997, the Company had $70 million in notional amount interest rate swap agreements outstanding on which the Company pays a fixed interest rate ranging from 6.25% to 6.71% and receives a floating interest rate, based on three-month LIBOR, from the counter parties, which are nationally recognized investment firms. At June 30, 1997, three-month LIBOR was 5.78%. The average balance of notional amount interest rate swap agreements in fiscal 1997 and 1996 was $52,356,000 and $658,000, respectively. Included in interest expense for the year ended June 30, 1997 and 1996 was $459,000 and $8,000, respectively, of expense related to interest rate swap agreements. Mortgage-backed securities with a carrying value of $1,789,000 and $401,000 at June 30, 1997 and 1996, respectively, were pledged to secure these agreements. The interest rate swap agreements mature between June 18, 1999 and March 21, 2002.

  Other Contingencies--The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. Management does not anticipate losses on any of these claims or actions which would have a material adverse effect on the accompanying consolidated financial statements.

P. STOCKHOLDERS' EQUITY AND REGULATORY CAPITAL

  During the year ended June 30, 1997, the Company repurchased 32,500 shares of its outstanding common stock. The prices paid for the repurchased shares ranged from $20.00 to $20.19 per share, for a total cost of $651,000. During the year ended June 30, 1996, the Company repurchased 801,860 shares of its outstanding common stock at prices ranging from $14.63 to $16.00 per share, for a total cost of $12,370,000. During the year ended June 30, 1995, the Company repurchased 534,000 shares of its outstanding common stock at prices ranging from $11.63 to $12.31 per share for a total cost of $6,472,000. On April 28, 1995, 208,845 shares were reissued to the participants of the Company's Management Recognition Plan.

  On March 21, 1996, the Board of Directors of the Company (the "Board") adopted a Stockholder Protection Rights Plan and declared a dividend of one common share purchase right ("Right") for each share of common stock of the Company outstanding on April 1, 1996. Until it is announced that a person or group has acquired 10% or more of the outstanding common stock of the Company ("Acquiring Person") or has commenced a tender offer that could result in such person or group owning 10% or more of such common stock, the Rights will initially be redeemable for $0.01 each, will be evidenced solely by the Company's common stock certificates, will automatically trade with the Company's common stock and will not be exercisable. Following any such announcement, separate Rights certificates would be distributed, with each Right entitling its holder to purchase one share of the Company's common stock for an exercise price of $60.

  Upon announcement that any person or group has become an Acquiring Person and unless the Board acts to redeem the Rights, then ten business days after such announcement (the "Flip-in Date"), each Right (other

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARY than Rights beneficially owned by any Acquiring Person or transferee thereof, which Rights become void) will entitle the holder to purchase, for the $60 exercise price, a number of shares of the Company's common stock having an aggregate market value of $120. In addition, if, after the Acquiring Person gains control of the Board, the Company is involved in a merger with any person or sells more than 50% of its assets or earning power to any person (or has entered into an agreement to do either of the foregoing), and, in the case of a merger, an Acquiring Person will receive different treatment than other stockholders, each Right will entitle its holder to purchase, for the $60 exercise price, a number of shares of common stock of such other person having an aggregate market value of $120. If any person or group acquires between 10% and 50% of the Company's common stock, the Board may, at its option, require the Rights to be exchanged for common stock of the Company. The Rights generally may be redeemed by the Board for $0.01 per Right prior to the Flip-in Date.

  The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision ("OTS"). Failure to meet minimum capital requirements could result in certain mandatory and possible discretionary actions by the OTS that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific quantitative capital guidelines.

  Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of tangible capital of not less than 1.5% of tangible assets, core capital of not less than 3% of adjusted tangible assets and risk-based capital of not less than 8% of risk-weighted assets. As of June 30, 1997, the Bank meets all capital adequacy requirements to which it is subject.

  As of its last regulatory examination the Bank was categorized as "well capitalized" under the prompt corrective action framework. To be considered as "well capitalized", the Bank must maintain a core capital ratio of not less than 5% and a risk-based capital ratio of not less than 10%. There are no conditions or events since that notification that management believes have changed the Bank's category.

  The Bank's capital amounts and ratios are presented in the following table.

                                                                  TO BE WELL
                                                              CAPITALIZED UNDER
                                               FOR CAPITAL    PROMPT CORRECTIVE
                                 ACTUAL     ADEQUACY PURPOSES ACTION PROVISIONS
                             -------------- ------------------------------------
                             AMOUNT  RATIO   AMOUNT    RATIO   AMOUNT    RATIO
                             ------- ------ --------- ----------------- --------
                                           (DOLLARS IN THOUSANDS)
AS OF JUNE 30, 1997
Tangible capital............ $73,470  5.61% $  19,658   1.50%       N/A     N/A
Core capital................ $73,907  5.64% $  52,440   4.00% $  65,550    5.00%
Risk-based capital.......... $75,929 12.22% $  49,702   8.00% $  62,127   10.00%
AS OF JUNE 30, 1996
Tangible capital............ $63,980  5.92% $  16,216   1.50%       N/A     N/A
Core capital................ $64,619  5.97% $  32,451   3.00% $  54,086    5.00%
Risk-based capital.......... $66,730 13.47% $  39,622   8.00% $  49,528   10.00%

  In August 1993, the OTS adopted a regulation requiring that an amount be added to an institution's risk-based capital requirement equal to 50% of the decline in market value of portfolio equity ("MVPE") that exceeds 2% of the institution's assets, under a hypothetical 200 basis points shock in interest rates. MVPE is defined as the market value of assets, less the market value of liabilities, plus or minus the market value of off-

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARY balance sheet items. At the present time, the OTS has indefinitely postponed the effective date of the rule. However, if the regulation had been in effect at June 30, 1997, the Bank would still have exceeded its risk-based capital requirement.

  The Bank's management believes that, with respect to regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Bank, such as increased interest rates or a further downturn in the economy in areas where the Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet its future minimum capital requirements.

  The previous table reflects information for the Bank. Savings and loan holding companies, such as the Company, are not subject to capital requirements for capital adequacy purposes or for prompt corrective action requirements. Bank holding companies, however, are subject to such capital requirements. The following summarizes the Company's regulatory capital position under Bank holding company requirements.

                                                                   TO BE WELL
                                                  MINIMUM      CAPITALIZED UNDER
                                                FOR CAPITAL    PROMPT CORRECTIVE
                               ACTUAL        ADEQUACY PURPOSES ACTION PROVISIONS
                          ------------------ ------------------------------------
                            AMOUNT    RATIO   AMOUNT    RATIO   AMOUNT    RATIO
                          ----------  ------ --------- ----------------- --------
                                          (DOLLARS IN THOUSANDS)
Stockholders' equity....  $   97,270
Less: Goodwill..........      (1,421)
  Deposit premium
   intangible...........     (14,497)
                          ----------
Tangible capital, and
 ratio to adjusted total
 assets.................  $   81,352   6.23% $  19,826   1.50%
                          ==========         =========
Add: Qualifying
 intangible assets......  $      438
                          ----------
Tier 1(core) capital,
 and ratio to adjusted
 total assets...........  $   81,790   6.26% $  39,175   3.00% $  66,088    5.00%
                          ==========         =========         =========
Tier 1 (core) capital,
 and ratio to risk-
 weighted assets........  $   81,790  13.26% $  24,673   4.00% $  37,010    6.00%
                          ==========         =========         =========
Less: Equity investments
 and investments in real
 estate.................  $      (50)
Add: Allowance for loan
 losses.................       2,073
                          ----------
Total risk-based
 capital, and ratio to
 risk-weighted assets...  $   83,813  13.59% $  49,346   8.00% $  61,683   10.00%
                          ==========         =========         =========
Total assets............  $1,321,751
                          ==========
Adjusted total assets...  $1,305,833
                          ==========
Risk-weighted assets....  $  616,827
                          ==========

  Federal regulations impose certain limitations on the payment of dividends and other capital distributions by the Bank. Under current regulations, savings institutions, such as the Bank, that meet the fully phased-in capital requirements, as defined, subsequent to a capital distribution are generally permitted to make such capital distribution without OTS approval, so long as they have not been notified of the need from more than normal supervision by the OTS. The Bank has not been so notified and, therefore, may make capital distributions during a calendar year equal to 100% of net income plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its fully phased-in capital requirement for such capital component, as measured at the beginning of the calendar year. At June 30, 1997, the Bank could have paid dividends totaling approximately $16.6 million.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARY

Q. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

  The carrying amounts and estimated fair value of the Company's financial instruments at June 30, 1997 and 1996 were as follows:

                                        JUNE 30, 1997         JUNE 30, 1996
                                    --------------------- ---------------------
                                     CARRYING  ESTIMATED   CARRYING  ESTIMATED
                                      AMOUNT   FAIR VALUE   AMOUNT   FAIR VALUE
                                    ---------- ---------- ---------- ----------
                                                  (IN THOUSANDS)
Financial assets:
  Cash and cash equivalents........ $   10,729 $   10,729 $   11,629 $   11,629
  Investment securities............     35,290     35,432     21,288     21,502
  Mortgage-backed securities.......    288,539    291,125    346,068    344,331
  FHLB of New York stock...........     12,413     12,413      8,052      8,052
                                    ---------- ---------- ---------- ----------
  Total cash and investments.......    346,971    349,699    387,037    385,514
  Loans held for sale..............        --         --          88         88
  Loans receivable, less allowance
   for loan losses.................    931,451    923,822    652,483    643,560
                                    ---------- ---------- ---------- ----------
  Total loans......................    931,451    923,822    652,571    643,648
  Accrued interest receivable,
   net.............................      7,196      7,196      6,742      6,742
                                    ---------- ---------- ---------- ----------
  Total financial assets........... $1,285,618 $1,280,717 $1,046,350 $1,035,904
                                    ========== ========== ========== ==========
Financial liabilities:
  Deposits......................... $  918,160 $  919,385 $  836,416 $  837,587
  FHLB of New York advances........    205,465    205,919    105,000    103,856
  Other borrowings.................     82,750     82,671     41,700     41,700
  Mortgage escrow funds............      8,855      8,855      5,930      5,930
  Due to banks.....................      7,237      7,237      5,989      5,989
                                    ---------- ---------- ---------- ----------
  Total financial liabilities...... $1,222,467 $1,224,067 $  995,035 $  995,062
                                    ========== ========== ========== ==========
                                        JUNE 30, 1997         JUNE 30, 1996
                                    --------------------- ---------------------
                                     NOTIONAL  ESTIMATED   NOTIONAL  ESTIMATED
                                      AMOUNT   FAIR VALUE   AMOUNT   FAIR VALUE
                                    ---------- ---------- ---------- ----------
                                                  (IN THOUSANDS)
Off-balance sheet financial
 instruments:
Commitments to extend credit....... $    9,692 $      --  $   28,834 $      --
Unused lines of credit.............     17,366        --      10,813        --
Commitments to purchase loans......     32,660        --      59,046        --
Interest rate swaps................     70,000        169     20,000        138

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value:

  Cash and Cash Equivalents--For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

  Investment Securities and Mortgage-Backed Securities--For these securities, fair values are based on quoted market prices.

  Federal Home Loan Bank of New York Stock--For this security, the carrying amount, which is par, is a reasonable estimate of fair value. All transactions in the capital stock of the FHLB of New York are executed at par.

  Loans Held for Sale--Fair value is based on the contractual sales price.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARY

  Loans Receivable--Fair values are estimated for portfolios of loans with similar financial characteristics. The total loan portfolio is first divided into performing, held for sale and nonperforming categories. Performing loans are then segregated into adjustable and fixed-rate interest terms. Fixed rate loans are segmented by type, such as residential real estate mortgage, non-residential, commercial real estate and consumer loans. Residential loans are further segmented by maturity.

  For loans, fair value is calculated by discounting scheduled future cash flows through estimated maturity using a discount rate equivalent to the rate at which the Company would currently make loans which are similar with regard to collateral, maturity and type of borrower. The discounted value of the cash flows is reduced by a credit risk adjustment based on internal loan classifications. Based on the current composition of the Company's loan portfolio, as well as both past experience and current economic conditions and trends, future cash flows are adjusted by prepayment assumptions which shorten the estimated remaining time to maturity and, therefore, impact the fair market valuation.

  Accrued Interest Receivable, Net--For these short-term assets, the carrying amount is a reasonable estimate of fair value.

  Deposits--The fair value of deposits with no stated maturity, such as savings, money market and other demand accounts, is equal to the amount payable on demand as of June 30, 1997 and 1996. Time deposits are segregated by type and original term. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is equivalent to the rate currently offered by the Company for deposits of similar type and maturity.

  Federal Home Loan Bank of New York Advances--The fair value of FHLB of New York advances is based on the discounted value of contractual cash flows. The discount rate is equivalent to the rate currently offered by the FHLB of New York on borrowings of similar type and maturity.

  Other Borrowings--For these short-term borrowings, the carrying amount is a reasonable estimate of fair value.

  Mortgage Escrow Funds and Due to Banks--For these short-term liabilities, the carrying amount is a reasonable estimate of fair value.

  Commitments to Extend Credit--No fair value is estimated for commitments to extend credit since the fees collected on these commitments approximates the amount of costs incurred.

  Unused Lines of Credit--No estimated fair value is presented for unused lines of credit because the rates associated with these lines are market rates.

  Commitments to Purchase Loans--No fair value is estimated due to the short-term nature of these commitments.

  Interest Rate Swaps--For this off-balance sheet financial instrument, fair value represents the amount the Company would have to pay to terminate the agreements based upon quoted market prices as provided by financial institutions which are counter parties to the agreements.

R. RELATED PARTY TRANSACTIONS

  In the ordinary course of business, the Company at times has made loans to and engaged in other financial transactions with its directors, officers and employees. Such transactions are generally made on substantially the same terms as those prevailing at the time for comparable transactions with others and do not involve more than normal risk of collectibility.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARY

  The following sets forth an analysis of loans, all of which are current, to directors, officers and employees:

                                                                  JUNE 30,
                                                               ----------------
                                                                1997     1996
                                                               -------  -------
                                                               (IN THOUSANDS)
Balance, beginning of year.................................... $ 3,260  $ 3,193
New loans granted.............................................   1,178      789
Repayments/reductions.........................................    (568)    (722)
                                                               -------  -------
Balance, end of year.......................................... $ 3,870  $ 3,260
                                                               =======  =======

  In addition to the above amount of loans, at June 30, 1997 and 1996, there was $33,000 and $720 of outstandings on overdraft checking lines for directors, officers and employees, respectively.

S. RECENTLY ISSUED ACCOUNTING STANDARDS

  In February 1997, the FASB issued Statement No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share ("EPS"), simplifying the standards previously found in APB Opinion No. 15, "Earnings Per Share." The current presentation of primary EPS is replaced with a presentation of basic EPS. Dual presentation of basic and diluted EPS will be required on the face of the income statement as well as a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The adoption of SFAS 128 is not expected to have a material effect on the Company's financial condition or results of operations.

  In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards to reporting and display of comprehensive income and its components. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company will be required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. SFAS 130 is effective for fiscal years beginning after December 15, 1997, with reclassification of earlier periods. The adoption of SFAS 130 is not expected to have a material effect on the Company's financial condition or results of operations.

T. CONDENSED FINANCIAL INFORMATION OF PENNFED FINANCIAL SERVICES, INC. (PARENT COMPANY ONLY)

  The following are the condensed financial statements for PennFed, parent company only, as of June 30, 1997 and 1996 and for the years ended June 30, 1997, 1996 and 1995 and should be read in conjunction with the Notes to Consolidated Financial Statements. PennFed had no results of operations prior to the Conversion on July 14, 1994 (See Note B).

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARY

Condensed Statements of Financial Condition

                                                                   JUNE 30,
                                                                ---------------
                                                                 1997    1996
                                                                ------- -------
                                                                (IN THOUSANDS)
ASSETS
Cash........................................................... $    27 $    26
Intercompany overnight investment..............................   8,628   8,729
                                                                ------- -------
  Total cash and cash equivalents..............................   8,655   8,755
Investment in subsidiary bank..................................  89,388  82,418
Intercompany receivable........................................     --        2
                                                                ------- -------
                                                                $98,043 $91,175
                                                                ======= =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses and other liabilities......................... $   776 $   611
Stockholders' equity...........................................  97,267  90,564
                                                                ------- -------
                                                                $98,043 $91,175
                                                                ======= =======

Condensed Statements of Operations

                                                          YEAR ENDED JUNE 30,
                                                          --------------------
                                                           1997   1996   1995
                                                          ------ ------ ------
                                                             (IN THOUSANDS)
INCOME:
Interest income on intercompany balances................. $  755 $1,210 $1,305
Interest income on investment securities.................    --     --     246
                                                          ------ ------ ------
                                                             755  1,210  1,551
EXPENSES:
Other....................................................    346    374    386
                                                          ------ ------ ------
Income before undistributed net income of subsidiary
 bank....................................................    409    836  1,165
Equity in undistributed net income of subsidiary bank....  6,625  7,310  4,894
                                                          ------ ------ ------
Income before income taxes...............................  7,034  8,146  6,059
Income tax expense.......................................    148    305    419
                                                          ------ ------ ------
NET INCOME............................................... $6,886 $7,841 $5,640
                                                          ====== ====== ======

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARY

Condensed Statements of Cash Flows

                                                      YEAR ENDED JUNE 30,
                                                   ---------------------------
                                                    1997      1996      1995
                                                   -------  --------  --------
                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.......................................  $ 6,886  $  7,841  $  5,640
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Equity in undistributed net income of
   subsidiary bank...............................   (6,625)   (7,310)   (4,894)
  Amortization of investment securities
   discount......................................      --        --       (246)
  Amortization of cost of stock plans............      716       438       440
  (Increase) decrease in other assets............       (1)      142      (144)
  Increase in other liabilities..................      165       212       397
                                                   -------  --------  --------
    Net cash provided by operating activities....    1,141     1,323     1,193
                                                   -------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in subsidiary bank...................      --        --    (28,000)
Proceeds from maturities of investment
 securities......................................      --        --     10,000
Purchase of investment securities................      --        --     (9,754)
ESOP loan........................................      --        --     (4,760)
Proceeds from principal repayment on ESOP loan...      390       362       337
                                                   -------  --------  --------
    Net cash provided by (used in) investing
     activities..................................      390       362   (32,177)
                                                   -------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock...      --        --     56,888
Purchases of treasury stock, net of re-issuance..     (644)  (12,362)   (6,472)
Payment of cash dividends........................     (987)      --        --
                                                   -------  --------  --------
    Net cash provided by (used in) financing
     activities..................................   (1,631)  (12,362)   50,416
                                                   -------  --------  --------
Net increase (decrease) in cash and cash
 equivalents.....................................     (100)  (10,677)   19,432
Cash and cash equivalents, beginning of year.....    8,755    19,432       --
                                                   -------  --------  --------
CASH AND CASH EQUIVALENTS, END OF YEAR...........  $ 8,655  $  8,755  $ 19,432
                                                   =======  ========  ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  Cash paid during the year for:
    Income taxes.................................  $   131  $    363  $    229
                                                   =======  ========  ========
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
  Issuance of treasury stock for MRP.............  $   423  $    --   $  2,486
                                                   =======  ========  ========

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARY

U. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                    QUARTER ENDED
                                      -----------------------------------------
                                                1996                 1997
                                      ------------------------ ----------------
                                      SEPTEMBER 30 DECEMBER 31 MARCH 31 JUNE 30
                                      ------------ ----------- -------- -------
                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total interest income................   $19,716      $20,979   $22,001  $22,705
Total interest expense...............    11,830       12,971    13,697   14,575
                                        -------      -------   -------  -------
Net interest income..................     7,886        8,008     8,304    8,130
Provision for loan losses............       175          152       154      154
Non-interest income..................       409          405       469      500
Non-interest expenses................     9,235        4,381     4,403    4,366
Income tax expense (benefit).........      (346)       1,482     1,590    1,479
                                        -------      -------   -------  -------
  Net income (loss)..................   $  (769)     $ 2,398   $ 2,626  $ 2,631
                                        =======      =======   =======  =======
Net income (loss) per common share:
  Primary............................   $ (0.17)     $  0.51   $  0.55  $  0.57
                                        =======      =======   =======  =======
  Fully diluted......................   $ (0.17)     $  0.51   $  0.55  $  0.55
                                        =======      =======   =======  =======
                                                    QUARTER ENDED
                                      -----------------------------------------
                                                1996                 1997
                                      ------------------------ ----------------
                                      SEPTEMBER 30 DECEMBER 31 MARCH 31 JUNE 30
                                      ------------ ----------- -------- -------
                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total interest income................   $15,369      $16,612   $17,504  $18,638
Total interest expense...............     8,768        9,477    10,000   10,876
                                        -------      -------   -------  -------
Net interest income..................     6,601        7,135     7,504    7,762
Provision for loan losses............       110          150       150      200
Non-interest income..................       564          584       507      547
Non-interest expenses................     4,337        4,411     4,537    4,357
Income tax expense...................     1,070        1,242     1,304    1,495
                                        -------      -------   -------  -------
  Net income.........................   $ 1,648      $ 1,916   $ 2,020  $ 2,257
                                        =======      =======   =======  =======
Net income per common share:
  Primary............................   $  0.31      $  0.37   $  0.40  $  0.47
                                        =======      =======   =======  =======
  Fully diluted......................   $  0.31      $  0.37   $  0.40  $  0.47
                                        =======      =======   =======  =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There has been no Current Report on Form 8-K filed reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Concerning Directors and Executive Officers

  Information concerning Directors of the Registrant is incorporated herein by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 24, 1997, except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year. For information concerning Executive Officers of the Registrant who are not also Directors, see "Executive Officers" in Part I of this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

  Information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by Directors, Officers and ten percent beneficial owners of the Registrant is incorporated herein by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 24, 1997.

ITEM 11. EXECUTIVE COMPENSATION

  Information concerning executive compensation is incorporated herein by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 24, 1997, except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 24, 1997, except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information concerning certain relationships and related transactions is incorporated herein by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 24, 1997, except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (A) (1) FINANCIAL STATEMENTS

  The following information appearing in Part I, Item 8 of this Form 10-K is incorporated herein by reference.

    Independent Auditors' Report

    Consolidated Statements of Financial Condition at June 30, 1997 and 1996

    Consolidated Statements of Income for the Years Ended June 30, 1997, 1996
     and 1995

    Consolidated Statements of Changes in Stockholders' Equity for the Years
       Ended June 30, 1997, 1996 and 1995

    Consolidated Statements of Cash Flows for Years Ended June 30, 1997, 1996
     and 1995

    Notes to Consolidated Financial Statements

  (A) (2) FINANCIAL STATEMENT SCHEDULES:

  All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

   REGULATION                                                     REFERENCE TO
      S-K                                                         PRIOR FILING
    EXHIBIT                                                        OR EXHIBIT
     NUMBER                       DOCUMENT                           NUMBER
   ---------- ------------------------------------------------   --------------
      2       Plan of acquisition, reorganization,                    None
               arrangement, liquidation or succession
      3(i)    Certificate of Incorporation                             *
      3(ii)   Bylaws                                                   *
      4       Instruments defining the rights of security              *
               holders, including indentures
      4(i)    Stockholder Protection Rights Agreement                 ***
      9       Voting trust agreement                                  None
     10       Material contracts:
              (a) Employee Stock Ownership Plan                        *
              (b) 1995 Stock Option and Incentive Plan                 *
              (c) Management Recognition Plan                          *
              (d) Employment Agreement with Joseph L. LaMonica         **
              (e) Employment Agreement with Patrick D.                 **
               McTernan
              (f) Employment Agreement with Lucy T. Tinker             **
     11       Statement re: computation of per share earnings          11
     12       Statements re: computation of ratios                     12
     13       Annual Report to security holders                  Not applicable
     16       Letter re: change in certifying accountant         Not applicable
     18       Letter re: change in accounting principles              None
     21       Subsidiaries of the registrant                           21
     22       Published report regarding matters submitted to         None
               vote of security holders
     23       Consents of independent auditors and counsel             23
     24       Power of Attorney                                  Not applicable
     27       Financial Data Schedule                                  27
     99       Additional Exhibits                                Not applicable

--------
* Filed as exhibits to the Company's Registration Statement on Form S-1 under the Securities Act of 1933, filed with the Securities and Exchange Commission on March 25, 1994 (Registration No. 33-76854). All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

** Filed as exhibits to the Company's Form 10-K under the Securities Act of 1934, filed with Securities and Exchange Commission on September 27, 1994. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.
*** Filed as an exhibit to the Company's Registration Statement on Form 8-A under the Securities Act of 1934, filed with the Securities and Exchange Commission on March 28, 1996. This document is hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

  (B) REPORTS ON FORM 8-K:

  There were no reports filed on Form 8-K for the three month period ended June 30, 1997.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          PENNFED FINANCIAL SERVICES, INC.

Date: September 24, 1997                          /s/ Joseph L. LaMonica
                                          By: _________________________________
                                                    JOSEPH L. LAMONICA
                                               PRESIDENT AND CHIEF EXECUTIVE
                                                          OFFICER
                                             (DULY AUTHORIZED REPRESENTATIVE)

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


        /s/ Joseph L. LaMonica                    /s/ William C. Anderson
By: _________________________________     By: _________________________________
          JOSEPH L. LAMONICA                        WILLIAM C. ANDERSON
  PRESIDENT, CHIEF EXECUTIVE OFFICER               CHAIRMAN OF THE BOARD
             AND DIRECTOR
     (PRINCIPAL EXECUTIVE OFFICER)


Date: September 24, 1997

                                          Date: September 24, 1997

        /s/ Patrick D. McTernan                   /s/ Amadeu L. Carvalho
By: _________________________________     By: _________________________________
          PATRICK D. MCTERNAN                       AMADEU L. CARVALHO
   EXECUTIVE VICE PRESIDENT, GENERAL                     DIRECTOR
    COUNSEL, SECRETARY AND DIRECTOR


Date: September 24, 1997

                                          Date: September 24, 1997

       /s/ Marvin D. Schoonover                   /s/ Mario Teixeira, Jr.
By: _________________________________     By: _________________________________
         MARVIN D. SCHOONOVER                       MARIO TEIXEIRA, JR.
               DIRECTOR

                                                         DIRECTOR

Date: September 24, 1997

                                          Date: September 24, 1997

          /s/ Lucy T. Tinker                      /s/ Jeffrey J. Carfora
By: _________________________________     By: _________________________________
            LUCY T. TINKER                          JEFFREY J. CARFORA
  EXECUTIVE VICE PRESIDENT AND CHIEF          SENIOR VICE PRESIDENT AND CHIEF
           OPERATING OFFICER                         FINANCIAL OFFICER
     (PRINCIPAL FINANCIAL OFFICER)

                                              (PRINCIPAL ACCOUNTING OFFICER)

Date: September 24, 1997                  Date: September 24, 1997

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER
 -------
 11      Computation of per share earnings.....................................
 12      Computation of Ratios of Earnings to Fixed Charges....................
 21      Subsidiaries of the registrant........................................
 23      Consent of Independent Auditors.......................................
 27      Financial Data Schedule...............................................