Form 10-Q
period 1997-09-30
PENNFED FINANCIAL SERVICES INC
filed 1997-11-13
CIK 920945

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the quarterly period ended September 30, 1997

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


       Registrant's telephone number, including area code: (973) 669-7366
--------------------------------------------------------------------------------


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

                                   YES  [X]   NO[  ]

         As of November 3, 1997, there were 4,822,574 shares of the Registrant's Common Stock, par value $.01, outstanding.

PART I - Financial Information
Item 1.  Financial Statements

PennFed Financial Services, Inc. and Subsidiary
Consolidated Statements of Financial Condition
                                                                               September 30,      June 30,
                                                                                   1997             1997
                                                                               -----------      -----------
                                                                                   (Dollars in thousands)
Assets
Cash and cash equivalents ................................................     $     8,548      $    10,729
Investment securities held to maturity, at amortized cost, market value of $60,554 and $35,432 at September 30, 1997 and
   June 30, 1997 .........................................................          60,165           35,290
Mortgage-backed securities held to maturity, at amortized cost, market value of $273,184 and $291,125 at
   September 30, 1997 and June 30, 1997 ..................................         268,977          288,539
Loan held for sale .......................................................             571             --
Loans receivable, net of allowance for loan losses of $2,701 and
  $2,622 at September 30, 1997 and June 30, 1997 .........................         967,749          931,451
Premises and equipment, net ..............................................          17,214           16,435
Real estate owned, net ...................................................           1,534              884
Federal Home Loan Bank of New York stock, at cost ........................          12,675           12,413
Accrued interest receivable, net .........................................           7,916            7,196
Goodwill and other intangible assets .....................................          15,302           15,918
Other assets .............................................................           3,299            2,896
                                                                               -----------      -----------
                                                                               $ 1,363,950      $ 1,321,751
                                                                               ===========      -----------
Liabilities and Stockholders' Equity
Liabilities:
  Deposits ...............................................................     $   974,983      $   918,160
  Federal Home Loan Bank of New York advances ............................         205,465          205,465
  Other borrowings .......................................................          65,050           82,750
  Mortgage escrow funds ..................................................           9,158            8,855
  Due to banks ...........................................................           6,193            7,237
  Accounts payable and other liabilities .................................           3,184            2,014
                                                                               -----------      -----------
    Total liabilities ....................................................       1,264,033        1,224,481
                                                                               -----------      -----------

PennFed Financial Services, Inc. and Subsidiary
Consolidated Statements of Financial Condition (continued)
                                                                               September 30,      June 30,
                                                                                   1997             1997
                                                                               -----------      -----------
                                                                                   (Dollars in thousands)
Stockholders' Equity:
  Serial preferred stock, $.01 par value, 7,000,000 shares
    authorized, no shares issued .........................................            --               --
  Common stock, $.01 par value, 15,000,000 shares authorized,
    5,950,000 shares issued and 4,822,574 and 4,822,124 shares outstanding at September 30, 1997 and June 30, 1997 (excluding shares
    held in treasury of 1,127,426
    and 1,127,876 at September 30, 1997 and June 30,1997) ................              60               60
  Additional paid-in capital .............................................          57,625           57,441
  Restricted stock - Management Recognition Plan .........................          (1,062)          (1,062)
  Employee Stock Ownership Plan Trust debt ...............................          (3,567)          (3,671)
  Retained earnings, partially restricted ................................          63,403           61,051
  Treasury stock, at cost, 1,127,426 and 1,127,876 shares at
    September 30, 1997 and June 30, 1997 .................................         (16,542)         (16,549)
                                                                               -----------      -----------
    Total stockholders' equity ...........................................          99,917           97,270
                                                                               -----------      -----------
                                                                               $ 1,363,950      $ 1,321,751
                                                                               ===========      ===========

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiary
Consolidated Statements of Income

                                                        Three months ended September 30,
                                                               1997             1996
                                                          -----------      -----------
                                                         (Dollars in thousands, except
                                                          per share amounts)
Interest and Dividend Income:
  Interest and fees on loans ........................     $    17,909      $    13,344
  Interest and dividends on investment securities ...           1,064              501
  Interest on mortgage-backed securities ............           4,854            5,871
                                                          -----------      -----------
                                                               23,827           19,716
                                                          -----------      -----------
Interest Expense:
  Deposits ..........................................          11,676            9,475
  Borrowed funds ....................................           3,989            2,355
                                                          -----------      -----------
                                                               15,665           11,830
                                                          -----------      -----------
Net Interest and Dividend Income Before Provision
  for Loan Losses ...................................           8,162            7,886
Provision for Loan Losses ...........................             150              175
                                                          -----------      -----------
Net Interest and Dividend Income After
  Provision for Loan Losses .........................           8,012            7,711
                                                          -----------      -----------

Non-Interest Income:
  Service charges ...................................             436              440
  Net loss from real estate operations ..............             (39)            (115)
  Other .............................................              88               84
                                                          -----------      -----------
                                                                  485              409
                                                          -----------      -----------
Non-Interest Expenses:
  Compensation and employee benefits ................           2,073            1,919
  Net occupancy expense .............................             295              273
  Equipment .........................................             358              385
  Advertising .......................................              71              113
  Amortization of intangibles .......................             616              636
  Federal deposit insurance premium .................             140              458
  SAIF recapitalization assessment ..................            --              4,813
  Other .............................................             668              638
                                                          -----------      -----------
                                                                4,221            9,235
                                                          -----------      -----------

Income (Loss) Before Income Taxes ...................           4,276           (1,115)
Income Tax Expense (Benefit) ........................           1,590             (346)
                                                          -----------      -----------

Net Income (Loss) ...................................     $     2,686      $      (769)
                                                          ===========      ===========

PennFed Financial Services, Inc. and Subsidiary
Consolidated Statements of Income (continued)

                                                        Three months ended September 30,
                                                               1997             1996
                                                          -----------      -----------
                                                         (Dollars in thousands, except
                                                          per share amounts)
Weighted average number of common shares outstanding:
  Basic .............................................       4,465,605        4,444,477
                                                          ===========      ===========
  Diluted ...........................................       4,834,851        4,658,203
                                                          ===========      ===========

Net income (loss) per common share:
  Basic .............................................     $      0.60      $     (0.17)
                                                          ===========      ===========
  Diluted ...........................................     $      0.56      $     (0.17)
                                                          ===========      ===========

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiary
Consolidated Statements of Cash Flows
                                                               Three months ended September 30,
                                                                      1997          1996
                                                                    --------      --------
                                                                        (In thousands)
Cash Flows From Operating Activities:
  Net income (loss) ...........................................     $  2,686      ($   769)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
  Proceeds from sales of loans held for sale ..................          582           348
  Originations of loans held for sale .........................       (1,153)         (260)
  (Gain) loss on sales of real estate owned ...................           (1)            8
  Amortization of investment and mortgage-backed
    securities premiums, net ..................................           69            70
  Depreciation and amortization ...............................          320           315
  Provision for losses on loans and real estate owned .........          185           260
  Amortization of cost of stock plans .........................          421           352
  Amortization of intangibles .................................          616           636
  Amortization of premiums on loans and loan fees .............          232            59
  Decrease in accrued interest receivable, net of
    accrued interest payable ..................................          779         1,091
  (Increase) decrease in other assets .........................         (405)        1,735
  Increase (decrease) in accounts payable and other liabilities        1,036         2,684
  Increase in mortgage escrow funds ...........................          303         1,083
  Increase (decrease) in due to banks .........................       (1,044)          440
  Other, net ..................................................         --               2
                                                                    --------      --------
  Net cash provided by operating activities ...................        4,626         8,054
                                                                    --------      --------

Cash Flows From Investing Activities:
  Proceeds from maturities of investment securities ...........          125         5,000
  Purchases of investment securities held to maturity .........      (25,000)         --
  Net outflow from loan originations net of principal
    repayments of loans .......................................      (10,024)      (28,935)
  Purchases of loans ..........................................      (27,554)      (49,034)
  Proceeds from principal repayments of
    mortgage-backed securities ................................       19,493        14,759
  Purchases of premises and equipment .........................       (1,098)         (104)
  Proceeds from sales of real estate owned ....................          214           112
  Purchases of Federal Home Loan Bank of New York stock .......         (262)         (278)
                                                                    --------      --------
  Net cash used in investing activities .......................      (44,106)      (58,480)
                                                                    --------      --------

PennFed Financial Services, Inc. and Subsidiary
Consolidated Statements of Cash Flows (continued)
                                                               Three months ended September 30,
                                                                      1997          1996
                                                                    --------      --------
                                                                        (In thousands)

Cash Flows From Financing Activities:
  Net increase in deposits ....................................       55,324        16,655
  Increase (decrease) in advances from the Federal Home
    Loan Bank of New York and other borrowings ................      (17,700)       34,585
  Cash dividends paid .........................................         (325)         --
                                                                    --------      --------
  Net cash provided by financing activities ...................       37,299        51,240
                                                                    --------      --------
Net Increase (Decrease) in Cash and Cash Equivalents ..........       (2,181)          814
Cash and Cash Equivalents, Beginning of Period ................       10,729        11,629
                                                                    --------      --------
Cash and Cash Equivalents, End of Period ......................     $  8,548      $ 12,443
                                                                    ========      ========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
  Interest.....................................................     $ 13,968      $ 10,905
                                                                    ========      ========
  Income taxes.................................................     $   ---       $   ---
                                                                    ========      ========

Supplemental Schedule of Non-Cash Activities:
  Transfer of loans receivable to real estate owned, net.......     $    899      $     90
                                                                    ========      =========

See notes to consolidated financial statements.

                 PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation

The interim consolidated financial statements of PennFed Financial Services, Inc. ("PennFed") and subsidiary (with its subsidiary, the "Company") include the accounts of PennFed and Penn Federal Savings Bank (the "Bank"), its wholly-owned subsidiary. These interim consolidated financial statements included herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1997. The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. There were no adjustments of a non-recurring nature recorded during the three months ended September 30, 1997 and 1996. The interim results of operations presented are not necessarily indicative of the results for the full year.

When necessary, reclassifications have been made to conform to current period presentation.

2.  Adoption of Recently Issued Accounting Standards

Effective July 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share ("EPS"), simplifying the standards previously found in APB Opinion No. 15, "Earnings Per Share." The previous presentation of primary EPS has been replaced with a presentation of basic EPS. Dual presentation of basic and diluted EPS is required on the face of the income statement as well as a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. The adoption of SFAS 128 did not have a material effect on the Company's financial condition or results of operations. EPS data presented for the three months ended September 30, 1996 has been restated to conform with the provisions of SFAS 128.

3.  Computation of EPS

The computation of EPS is presented in the following table.

                                                                Three Months Ended
                                                                   September 30,
                                                                  1997          1996
                                                             ----------    -----------
                                                               (dollars per thousand,
                                                              except per share amounts)
Net income (loss)                                            $    2,686    ($      769)
                                                             ==========     ==========

Number of shares outstanding
  Weighted average shares issued .......................      5,950,000      5,950,000
  Less: Weighted average shares held in treasury .......      1,127,715      1,109,190
  Less: Average shares held by the ESOP ................        476,000        476,000
  Plus: ESOP shares released or committed to be released
             during the fiscal year ....................        119,320         79,667
                                                             ----------     ----------
        Average basic shares ...........................      4,465,605      4,444,477
  Plus: Average common stock equivalents................        369,246        213,726
                                                             ----------     ----------
        Average diluted shares .........................      4,834,851      4,658,203
                                                             ==========     ==========

Earnings per common share
        Basic ..........................................     $     0.60     ($    0.17)
                                                             ==========     ==========
        Diluted ........................................     $     0.56     ($    0.17)
                                                             ==========     ==========

3. Stockholders' Equity and Regulatory Capital

The Bank's capital amounts and ratios are presented in the following table.

                                                                                                              To Be Well
                                                                                                           Capitalized Under
                                                                                 For Capital               Prompt Corrective
                                                      Actual                   Adequacy Purposes            Action Provisions
                                                      ------                   -----------------            -----------------
                                                   Amount      Ratio            Amount      Ratio           Amount      Ratio
                                                   ------      -----            ------      -----           ------      -----
                                                                               (dollars in 000's)
As of September 30, 1997
Tangible capital...........................       $76,885       5.68%           $20,301     1.50%              N/A        N/A
Core capital...............................       $77,272       5.71%           $54,153     4.00%          $67,691       5.00%
Risk-based capital.........................       $79,421      12.33%           $51,539     8.00%          $64,424      10.00%

As of June 30, 1997
Tangible capital...........................       $73,470       5.61%           $19,658     1.50%              N/A        N/A
Core capital...............................       $73,907       5.64%           $52,440     4.00%          $65,550       5.00%
Risk-based capital.........................       $75,929      12.22%           $49,702     8.00%          $62,127      10.00%

Savings and loan holding companies, such as PennFed, are not subject to capital requirements for capital adequacy purposes or for prompt corrective action requirements.

4. Subsequent Event

The Company has formed a trust subsidiary, PennFed Capital Trust I (the "Trust"). Effective October 21, 1997, the Trust sold $34.5 million of 8.90% cumulative trust preferred securities to the public. The Trust used the proceeds from the sale of the preferred securities to purchase 8.90% junior subordinated deferrable interest debentures issued by the Company. The junior subordinated debentures mature in the year 2027 and are redeemable at any time after five years. The Company will use the proceeds from the junior subordinated debentures for general corporate purposes, including capital contributions to the Bank to support future growth.

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

Financial Condition

Total assets increased $42.2 million, or 3.2%, to $1.364 billion at September 30, 1997 from total assets of $1.322 billion at June 30, 1997. The increase was primarily attributable to a $36.8 million increase in net loans receivable, particularly in the Company's one- to four-family first mortgage loan portfolio. At September 30, 1997, net loans receivable were $968.3 million compared to $931.5 million at June 30, 1997. The increase in loans receivable was funded by retail deposit growth.

Deposits increased $56.8 million to $975.0 million at September 30, 1997 from $918.2 million at June 30, 1997. Other borrowings were $65.1 million at September 30, 1997, a $17.7 million decrease from $82.8 million at June 30, 1997.

Non-performing assets at September 30, 1997 totaled $6.9 million, representing 0.51% of total assets, compared to $6.4 million, or 0.48% of total assets, at June 30, 1997. Non-accruing loans were $5.4 million with a ratio of non-performing loans to total loans of 0.56% of total loans, at September 30, 1997 as compared to $5.5 million, or 0.59% of total loans, at June 30, 1997. Real estate owned increased to $1.5 million at September 30, 1997 from $884,000 at June 30, 1997.

Stockholders' equity at September 30, 1997 totaled $99.9 million compared to $97.3 million at June 30, 1997. The increase primarily reflects the net income recorded for the three months ended September 30, 1997.

Results of Operations

General. For the three months ended September 30, 1997 net income was $2.7 million, or $0.56 per diluted share, as compared to a net loss of $0.8 million, or a net loss of $0.17 per diluted share for the comparable prior year period. The three months ended September 30, 1996 included the effects of the one-time Savings Association Insurance Fund ("SAIF") recapitalization assessment which totaled $4.8 million, or an after-tax cost of $3.1 million, or $0.65 per share on a diluted basis.

Interest and Dividend Income. Interest and dividend income for the three months ended September 30, 1997 increased to $23.8 million from $19.7 million for the three months ended September 30, 1996. The increase in the current year period was due to an increase in average interest-earning assets, primarily residential loans, partially offset by a decrease in the average yield earned on interest-earning assets. Average interest-earning assets were $1.3 billion for the three months ended September 30, 1997 compared to $1.1 billion for the comparable prior year period. The average yield earned on interest-earning assets decreased to 7.42% for the three months ended September 30, 1997 from 7.50% for the three months ended September 30, 1996.

Interest income on residential one- to four-family mortgage loans for the three months ended September 30, 1997 increased $4.4 million to $15.8 million, or 39.2%, when compared to the prior year period. The increase in interest income on residential one- to four-family mortgage loans was due to a $250.7 million increase in the average balance outstanding to $849.6 million for the three months ended September 30, 1997 compared to $598.9 million for the prior year period. The increase in the average balance on residential one- to four-family mortgage loans was partially offset by a decrease of 0.14% in the average yield earned on this loan portfolio to 7.42% for the three months ended September 30, 1997 from the comparable prior year period.

Interest income on the mortgage-backed securities portfolio decreased $1.0 million, or 17.3%, for the three months ended September 30, 1997 as compared to the prior year period. The decrease in interest income on mortgage-backed securities primarily reflects a $58.3 million decrease in the average balance outstanding to $280.4 million for the three months ended September 30, 1997 compared to $338.8 million for the prior year period.

Interest on investment securities and other interest-earning assets increased $563,000 for the three months ended September 30, 1997 from the comparable prior year period due to a $30.1 million increase in the average balance outstanding for the current year period and a 0.15% increase in the average yield earned on these securities.

Interest Expense. Interest expense increased $3.8 million to $15.7 million for the three months ended September 30, 1997 from $11.8 million for the comparable 1996 period. The increase was attributable to an increase in total average deposits, primarily certificates of deposit, and borrowings coupled with an increase in the Company's cost of funds. Average deposits and borrowings increased $219.2 million to $1.2 billion for the three months ended September 30, 1997 compared to the 1996 period. The average rate paid on deposits and borrowings increased to 5.10% for the three months ended September 30, 1997 from 4.70% for the comparable prior year period.

Net Interest and Dividend Income. Net interest and dividend income for the three months ended September 30, 1997 was $8.2 million, reflecting an increase from $7.9 million recorded in the comparable prior year period. The increase reflects the Company's growth in assets, primarily in adjustable rate residential one- to four-family mortgage loans. The net interest rate spread and net interest margin for the three months ended September 30, 1997 were 2.32% and 2.54%, respectively, a decline from 2.80% and 3.00%, respectively, during the comparable prior year period. The decline was partially attributable to the

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

Provision for Loan Losses. The provision for loan losses for the three months ended September 30, 1997 was $150,000 compared to $175,000 for the prior year period. The allowance for loan losses at September 30, 1997 of $2.7 million reflects a $79,000 increase from the June 30, 1997 level. The allowance for loan losses as a percentage of non-performing loans was 49.91% at September 30, 1997, compared to 47.80% at June 30, 1997.

Non-Interest Income. For the three months ended September 30, 1997 non-interest income was $485,000 compared to $409,000 for the prior year period. The increase was primarily attributable to a decrease in the net loss on real estate operations. The net loss from real estate operations was $39,000 for the three months ended September 30, 1997 compared to a net loss from real estate operations of $115,000 for the prior year period. The decrease in the loss from real estate operations reflects a lower level of reserves required to be established in accordance with internal policies and guidelines on real estate properties currently owned by the Company.

Non-Interest Expenses. The Company's non-interest expenses were $4.2 million for the three months ended September 30, 1997 compared to $9.2 million for the prior year period. The three months ended September 30, 1997 included $4.8 million for the one-time SAIF recapitalization assessment. Excluding the effects of the SAIF assessment, non-interest expenses for the three months ended September 30, 1997 are slightly lower than the comparable 1996 period. The Company's non-interest expenses as a percent of average assets declined to 1.26% for the three months ended September 30, 1997 from 1.60% for the comparable prior year period, excluding the SAIF assessment.

Income Tax Expense. Income tax expense for the three months ended September 30, 1997 was $1.6 million compared to an income tax benefit of $346,000 for the three months ended September 30, 1996. Excluding the effects of the one-time SAIF recapitalization assessment, income tax expense of $1.4 million was recorded for the prior year period. The effective tax rate for the three months ended September 30, 1997 was 37.2%. Excluding the effect of the one-time SAIF recapitalization assessment, the effective tax rate was 38.2% for the three months ended September 30, 1996.

Analysis of Net Interest Income

The following table sets forth certain information relating to the Company's consolidated statements of financial condition and the consolidated statements of income for the three months ended September 30, 1997 and 1996, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived from average daily balances. The average balance of loans receivable includes non-accruing loans. The yields and costs include fees which are considered adjustments to yields.

                                                                              Three Months Ended September 30,
                                                        ---------------------------------------------------------------------------
                                                                       1997                                   1996
                                                        -----------------------------------     -----------------------------------
                                                           Average      Interest                  Average      Interest
                                                         Outstanding     Earned/    Yield/      Outstanding     Earned/      Yield/
                                                           Balance        Paid      Rate(1)       Balance        Paid       Rate(1)
                                                                                    (Dollars in thousands)
Interest-earning assets:
  One- to four-family mortgage loans.................    $  849,647       $15,752     7.42%        $598,942      $11,317     7.56%
  Commercial and multi-family real
    estate loans.....................................        55,892         1,261     9.02           52,305        1,212     9.27
  Consumer loans.....................................        40,576           896     8.76           34,200          815     9.45
                                                         ----------       -------                  --------      -------
    Total loans receivable...........................       946,115        17,909     7.57          685,447       13,344     7.79
  Mortgage-backed securities.........................       280,449         4,854     6.92          338,772        5,871     6.93
  Investment securities and other....................        58,142         1,064     7.32           27,997          501     7.17
                                                         ----------       -------                  --------      -------
    Total interest-earning assets....................     1,284,706       $23,827     7.42        1,052,216      $19,716     7.50
                                                                          =======                                =======
  Non-interest earning assets........................        50,931                                  53,952
                                                         ----------                              ----------
    Total assets.....................................    $1,335,637                              $1,106,168
                                                         ==========                              ==========

Deposits and borrowings:
 Money market and demand deposits....................   $    81,388      $    248     1.21%     $    78,935     $    236     1.19%
 Savings deposits....................................       168,158           928     2.19          176,793          998     2.24
 Certificates of deposit.............................       709,078        10,500     5.88          583,823        8,241     5.60
                                                         ----------       -------                  --------      -------
   Total deposits....................................       958,624        11,676     4.83          839,551        9,475     4.48
 FHLB of New York advances...........................       205,465         3,190     6.16          106,394        1,629     6.07
 Other borrowings....................................        53,583           799     5.83           52,497          726     5.41
                                                         ----------       -------                  --------      -------
   Total deposits and borrowings.....................     1,217,672       $15,665     5.10          998,442      $11,830     4.70
                                                                          =======                                =======
 Other liabilities...................................        20,085                                  15,687
                                                        -----------                              ----------
   Total liabilities.................................     1,237,757                               1,014,129
 Stockholders' equity................................        97,880                                  92,039
                                                        -----------                              ----------
   Total liabilities and stockholders' equity........    $1,335,637                              $1,106,168
                                                         ==========                              ==========

Net interest income and net interest rate
    spread...........................................                     $ 8,162     2.32%                     $  7,886     2.80%
                                                                          =======     ====                      ========     ====

Net interest-earning assets and interest
    margin...........................................   $    67,034                   2.54%     $    53,774                  3.00%
                                                        ===========                   ====      ===========                  ====

Ratio of interest-earning assets to
    deposits and borrowings..........................        105.51%                                 105.39%
                                                       ============                            ============

(1)  Annualized.

Non-Performing Assets

The table below sets forth the Company's amounts and categories of non-performing assets and restructured loans. Loans are placed on non-accrual status when the collection of principal or interest become delinquent more than 90 days. There are no loans delinquent more than 90 days which are still accruing. Real estate owned represents assets acquired in settlement of loans and is shown net of valuation allowances. Restructured loans are performing in accordance with modified terms and are, therefore, considered performing.

                                                         September 30,   June 30,
                                                             1997          1997
                                                             ------      ------
                                                          (Dollars in thousands)
Non-accruing loans:
  One- to four-family ..................................     $3,694      $3,567
  Commercial and multi-family ..........................        839       1,053
  Consumer .............................................        879         865
                                                             ------      ------
    Total non-accruing loans ...........................      5,412       5,485
                                                             ------      ------

Real estate owned, net .................................      1,534         884
                                                             ------      ------
    Total non-performing assets ........................      6,946       6,369

Restructured loans .....................................      1,441       1,451
                                                             ------      ------
    Total risk elements ................................     $8,387      $7,820
                                                             ======      ======

Non-accruing loans as a percentage of total loans ......       0.56%       0.59%
                                                             ======      ======
Non-performing assets as a percentage of total assets ..       0.51%       0.48%
                                                             ======      ======
Total risk elements as a percentage of total assets ....       0.61%       0.59%
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

Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowances will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to record additions to the allowance level based upon their assessment of the information available to them at the time of their examination. At September 30, 1997, the Company had a total allowance for loan losses of $2.7 million representing 49.91% of total non-performing loans.

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

At September 30, 1997, the Company's total deposits and borrowings maturing or repricing within one year exceeded its total interest-earning assets maturing or repricing within one year by $85.0 million, representing a one year negative gap of 6.31% of total assets. At June 30, 1997, the one year negative gap was 7.44% of total assets.

In evaluating the Company's exposure to interest rate risk, certain limitations inherent in the method of analysis must be considered. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgages, have features which restrict changes in interest rates in the short-term and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the gap position. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. The Company considers all of these factors in monitoring its exposure to interest rate risk.

Net Portfolio Value. The Company's interest rate sensitivity is regularly monitored by management through selected interest rate risk ("IRR") measures set forth by the Office of Thrift Supervision ("OTS"). The IRR measures used by the OTS include an IRR "Exposure Measure" or "Post-Shock" NPV ratio and a "Sensitivity Measure." A low Post-Shock NPV ratio indicates greater exposure to IRR. Greater exposure can result from a low initial NPV ratio or high sensitivity to changes in interest rates. The Sensitivity Measure is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. At least quarterly, and generally monthly, management models the change in net portfolio value ("NPV") over a variety of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. An NPV ratio, in any interest rate scenario, is defined as the NPV in that rate scenario divided by the market value of assets in the same scenario.

At September 30, 1997, the Bank's internally generated initial NPV was 8.38%. Following a 2% increase in interest rates, the Bank's "Post-Shock" NPV ratio was 5.93%. The change in the NPV ratio, or the Bank's Sensitivity Measure was 2.45%. NPV is also measured internally on a consolidated basis. As of September 30, 1997, the Company's initial NPV ratio was 9.04%, the Post-Shock ratio was 6.63%, and the Sensitivity Measure was 2.41%. Variances between the Bank's and the Company's NPV ratios are attributable to balance sheet items which are adjusted during consolidation, such as intercompany borrowings and capital.

Internally generated NPV measurements are based on simulations which utilize institution specific assumptions and, as such, generally result in lower levels of presumed interest rate risk (i.e., higher Post-Shock NPV ratio and lower Sensitivity Measure) than OTS measurements indicate.

The OTS measures the Bank's IRR on a quarterly basis using data from the quarterly Thrift Financial Reports, coupled with non-institution specific assumptions which are based on national averages. As of June 30, 1997 (the latest date for which information is available), the Bank's initial NPV ratio, as measured by the OTS, was 7.23%. The Bank's Post-Shock ratio was 4.02% and the Sensitivity Measure was 3.21%.

In addition to monitoring NPV and gap, management also monitors the duration of assets and liabilities and the effects on net interest income resulting from parallel and non-parallel increases or decreases in rates.

At September 30, 1997, based on its internally generated simulation models, the Company's consolidated net interest income projected for one year forward would decrease 11.4% from the base case, or current market, as a result of an immediate and sustained 2% increase in interest rates.

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

Federal regulations require the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 5% of net withdrawable deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, accrued interest receivable, certain time deposits, U.S. Treasury and Government agencies and other securities and obligations generally having remaining maturities of less than five years. The Company's most liquid assets are cash and cash equivalents, short-term investments and mortgage-backed securities. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At September 30, 1997 and June 30, 1997, the Bank's liquidity ratios were 9.83% and 10.36%, respectively.

The Company uses its liquid resources principally to fund maturing certificates of deposit and deposit withdrawals, to purchase loans and securities, to fund existing and future loan commitments, and to meet operating expenses. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

In addition to cash provided by operating activities, the Company's cash needs for the three months ended September 30, 1997 were principally provided by increased deposits. During this period, the cash provided was used for investing activities, which included the origination and purchase of loans and the purchase of investment securities, as well as to reduce borrowings. In addition to cash provided by operating activities, during the three months ended September 30, 1996 the cash needs of the Company were principally provided by increased deposits and an increase in advances from the FHLB of New York and other borrowings. The cash was principally utilized for investing activities, which included the origination and purchase of loans.

Current regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percentage of risk adjusted assets; a leverage ratio of core capital to total adjusted assets; and a tangible capital ratio expressed as a percentage of total adjusted assets. As of September 30, 1997, the Bank substantially exceeded all regulatory capital standards (see Note
3. - Stockholders' Equity and Regulatory Capital, in the Notes to Consolidated Financial Statements).

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


                                             PENNFED FINANCIAL SERVICES, INC.



Date: November 13, 1997                      By:/s/ Joseph L. LaMonica
                                                ----------------------
                                                Joseph L. LaMonica
                                                President and Chief
                                                Executive Officer




Date: November 13, 1997                      By:/s/ Lucy T. Tinker
                                                ------------------
                                                Lucy T. Tinker
                                                Executive Vice President and
                                                Chief Operating Officer
                                                (Principal Financial Officer)





Date: November 13, 1997                     By: /s/ Jeffrey J. Carfora
                                                ----------------------
                                                Jeffrey J. Carfora
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Accounting Officer)