Form 10-Q
period 1997-12-31
PENNFED FINANCIAL SERVICES INC
filed 1998-02-09
CIK 920945

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the quarterly period ended December 31, 1997

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

                                   YES  [X]   NO[  ]

         As of February 4, 1998, there were 4,822,965 shares of the Registrant's Common Stock, par value $.01, outstanding.

PART I - Financial Information
Item 1.  Financial Statements

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Financial Condition


                                                                      December 31,        June 30,
                                                                         1997              1997
                                                                      -----------      -----------
(Dollars in thousands)
Assets
Cash and cash equivalents .......................................     $    11,602      $    10,729
Investment securities held to maturity, at amortized cost, market value of $156,833 and $35,432 at December 31, 1997 and
   June 30, 1997 ................................................         156,364           35,290
Mortgage-backed securities held to maturity, at amortized cost, market value of $253,428 and $291,125 at
   December 31, 1997 and June 30, 1997 ..........................         249,183          288,539
Loans held for sale .............................................             388             --
Loans receivable, net of allowance for loan losses of $2,814 and
  $2,622 at December 31, 1997 and June 30, 1997 .................         996,257          931,451
Premises and equipment, net .....................................          17,288           16,435
Real estate owned, net ..........................................           1,885              884
Federal Home Loan Bank of New York stock, at cost ...............          15,065           12,413
Accrued interest receivable, net ................................           8,994            7,196
Goodwill and other intangible assets ............................          14,690           15,918
Other assets ....................................................           3,793            2,896
                                                                      -----------      -----------
                                                                      $ 1,475,509      $ 1,321,751
                                                                      ===========      ===========
Liabilities and Stockholders' Equity
Liabilities:
  Deposits ......................................................     $   971,295      $   918,160
  Federal Home Loan Bank of New York advances ...................         230,465          205,465
  Other borrowings ..............................................         119,025           82,750
  Mortgage escrow funds .........................................           8,309            8,855
  Due to banks ..................................................           8,308            7,237
  Accounts payable and other liabilities ........................           2,813            2,014
                                                                      -----------      -----------
    Total liabilities ...........................................       1,340,215        1,224,481
                                                                      -----------      -----------

Guaranteed Preferred Beneficial Interests in the Company's Junior
  Subordinated Debentures .......................................          34,500             --
Unamortized issuance expenses ...................................          (1,850)            --
                                                                      -----------      -----------
    Net Trust Preferred securities ..............................          32,650             --
                                                                      -----------      -----------

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Financial Condition (continued)


                                                                      December 31,        June 30,
                                                                         1997              1997
                                                                      -----------      -----------
(Dollars in thousands)

Stockholders' Equity:
  Serial preferred stock, $.01 par value, 7,000,000 shares
    authorized, no shares issued ................................            --               --
  Common stock, $.01 par value, 15,000,000 shares authorized,
    5,950,000 shares issued and 4,822,965 and 4,822,124
    shares  outstanding at December  31, 1997 and June 30, 1997
    (excluding  shares held in treasury of 1,127,035 and
    1,127,876 at December 31, 1997 and June 30,1997) ............              60               60
  Additional paid-in capital ....................................          57,830           57,441
  Restricted stock - Management Recognition Plan ................          (1,062)          (1,062)
  Employee Stock Ownership Plan Trust debt ......................          (3,462)          (3,671)
  Retained earnings, partially restricted .......................          65,815           61,051
  Treasury stock, at cost, 1,127,035 and 1,127,876 shares at
    December 31, 1997 and June 30, 1997 .........................         (16,537)         (16,549)
                                                                      -----------      -----------
    Total stockholders' equity ..................................         102,644           97,270
                                                                      -----------      -----------
                                                                      $ 1,475,509      $ 1,321,751
                                                                      ===========      ===========


See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Income
                                                                  Three months ended                Six months ended
                                                                    December 31,                      December 31,
                                                          ----------------------------      ----------------------------
                                                               1997             1996             1997             1996
                                                          -----------      -----------      -----------      -----------
                                                                      (dollars in 000's, except per share amounts)
Interest and Dividend Income:
  Interest and fees on loans ........................     $    18,287      $    14,970      $    36,196      $    28,314
  Interest on federal funds sold ....................              10              --                 10             --
  Interest and dividends on investment securities ...           2,252              369            3,316              870
  Interest on mortgage-backed securities ............           4,485            5,640            9,339           11,511
                                                          -----------      -----------      -----------      -----------
                                                               25,034           20,979           48,861           40,695
                                                          -----------      -----------      -----------      -----------
Interest Expense:
  Deposits ..........................................          12,179            9,968           23,855           19,443
  Borrowed funds ....................................           4,156            3,003            8,145            5,358
  Trust Preferred securities ........................             607             --                607             --
                                                          -----------      -----------      -----------      -----------
                                                               16,942           12,971           32,607           24,801
                                                          -----------      -----------      -----------      -----------
Net Interest and Dividend Income Before Provision
  for Loan Losses ...................................           8,092            8,008           16,254           15,894
Provision for Loan Losses ...........................             150              152              300              327
                                                          -----------      -----------      -----------      -----------
Net Interest and Dividend Income After
  Provision for Loan Losses .........................           7,942            7,856           15,954           15,567
                                                          -----------      -----------      -----------      -----------

Non-Interest Income:
  Service charges ...................................             475              406              911              846
  Net loss from real estate operations ..............             (50)             (55)             (89)            (170)
  Net gain on sales of loans ........................             108             --                108             --
  Other .............................................              71               54              159              138
                                                          -----------      -----------      -----------      -----------
                                                                  604              405            1,089              814
                                                          -----------      -----------      -----------      -----------
Non-Interest Expenses:
  Compensation and employee benefits ................           2,071            1,910            4,144            3,829
  Net occupancy expense .............................             321              277              616              550
  Equipment .........................................             368              884              726              769
  Advertising .......................................              87               65              158              178
  Amortization of intangibles .......................             612              630            1,228            1,266
  Federal deposit insurance premium .................             145              375              285              833
  SAIF recapitalization assessment ..................            --               --               --              4,813
  Other .............................................             661              740            1,329            1,378
                                                          -----------      -----------      -----------      -----------
                                                                4,265            4,381            8,486           13,616
                                                          -----------      -----------      -----------      -----------

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Income (continued)


                                                                  Three months ended                Six months ended
                                                                    December 31,                      December 31,
                                                          ----------------------------      ----------------------------
                                                               1997             1996             1997             1996
                                                          -----------      -----------      -----------      -----------
                                                                      (dollars in 000's, except per share amounts)
Income Before Income Taxes ..........................           4,281            3,880            8,557            2,765
Income Tax Expense ..................................           1,539            1,482            3,129            1,136
                                                          -----------      -----------      -----------      -----------

Net Income ..........................................     $     2,742      $     2,398      $     5,428      $     1,629
                                                          ===========      ===========      ===========      ===========

Weighted average number of common shares outstanding:
  Basic .............................................       4,476,497        4,462,144        4,471,051        4,453,311
                                                          ===========      ===========      ===========      ===========
  Diluted ...........................................       4,852,536        4,713,577        4,835,800        4,703,160
                                                          ===========      ===========      ===========      ===========

Net income per common share:
  Basic .............................................     $      0.61      $      0.54      $      1.21      $      0.37
                                                          ===========      ===========      ===========      ===========
  Diluted ...........................................     $      0.57      $      0.51      $      1.12      $      0.35
                                                          ===========      ===========      ===========      ===========

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
                                                                  Six months ended December 31,
                                                                  -----------------------------
                                                                         1997           1996
                                                                    ---------      ---------
                                                                        (In thousands)
Cash Flows From Operating Activities:
  Net income ..................................................     $   5,428      $   1,629
  Adjustments to reconcile net income to net cash provided
    by operating activities:
  Net gain on sales of loans ..................................          (108)          --
  Proceeds from sales of loans held for sale ..................         1,228            464
  Originations of loans held for sale .........................        (1,616)          (497)
  Gain (loss) on sales of real estate owned ...................           (23)            33
  Amortization of investment and mortgage-backed
    securities premiums, net ..................................           147            140
  Depreciation and amortization ...............................           643            630
  Provision for losses on loans and real estate owned .........           370            412
  Amortization of cost of stock plans .........................           863            727
  Amortization of intangibles .................................         1,228          1,266
  Amortization of premiums on loans and loan fees .............           480            143
  Amortization of Trust Preferred securities issuance costs ...            10           --
  Increase in accrued interest receivable, net of
    accrued interest payable ..................................        (3,560)        (1,429)
  (Increase) decrease in other assets .........................          (897)           390
  Increase (decrease) in accounts payable and other liabilities           532           (547)
  Increase (decrease) in mortgage escrow funds ................          (546)         1,085
  Increase in due to banks ....................................         1,071          1,117
  Other, net ..................................................          --                4
                                                                    ---------      ---------
  Net cash provided by operating activities ...................         5,250          5,567
                                                                    ---------      ---------

Cash Flows From Investing Activities:
  Proceeds from maturities of investment securities ...........           125         13,000
  Purchases of investment securities held to maturity .........      (121,200)          --
  Net outflow from loan originations net of principal
    repayments of loans .......................................       (34,525)       (54,375)
  Purchases of loans ..........................................       (54,687)      (119,175)
  Proceeds from principal repayments of
    mortgage-backed securities ................................        39,210         29,131
  Proceeds from sales of loans ................................        22,231           --
  Purchases of premises and equipment .........................        (1,496)          (235)
  Proceeds from sales of real estate owned ....................           454            779
  Purchases of Federal Home Loan Bank of New York stock .......        (2,652)        (1,583)
                                                                    ---------      ---------
  Net cash used in investing activities .......................      (152,540)      (132,458)
                                                                    ---------      ---------

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
                                                                  Six months ended December 31,
                                                                  -----------------------------
                                                                         1997           1996
                                                                    ---------      ---------
                                                                        (In thousands)
Cash Flows From Financing Activities:
  Net increase in deposits ....................................        54,897         40,228
  Increase in advances from the Federal Home Loan Bank of
    New York and other borrowings .............................        61,275         85,520
  Net proceeds from issuance of Trust Preferred securities ....        32,640           --
  Cash dividends paid .........................................          (649)          (340)
  Purchases of treasury stock .................................          --             (651)
                                                                    ---------      ---------
  Net cash provided by financing activities ...................       148,163        124,757
                                                                    ---------      ---------
Net Increase (Decrease) in Cash and Cash Equivalents ..........           873         (2,134)
Cash and Cash Equivalents, Beginning of Period ................        10,729         11,629
                                                                    ---------      ---------
Cash and Cash Equivalents, End of Period ......................     $  11,602      $   9,495

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
  Interest ....................................................     $  33,856      $  26,384
                                                                    =========      =========
  Income taxes ................................................     $   3,484      $   1,364
                                                                    =========      =========

Supplemental Schedule of Non-Cash Activities:
  Transfer of loans receivable to real estate owned, net ......     $   1,502      $     519
                                                                    =========      =========


See notes to consolidated financial statements.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation

The interim consolidated financial statements of PennFed Financial Services, Inc. ("PennFed") and subsidiaries (with its subsidiaries, the "Company") include the accounts of PennFed and its wholly owned subsidiaries Penn Federal Savings Bank (the "Bank") and PennFed Capital Trust I. These interim consolidated financial statements included herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1997. The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. There were no adjustments of a non-recurring nature recorded during the six months ended December 31, 1997 and 1996. The interim results of operations presented are not necessarily indicative of the results for the full year.

When necessary, reclassifications have been made to conform to current period presentation.

2.  Adoption of Recently Issued Accounting Standards

Effective July 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share ("EPS"), simplifying the standards previously found in APB Opinion No. 15, "Earnings Per Share." The previous presentation of primary EPS has been replaced with a presentation of basic EPS. Dual presentation of basic and diluted EPS is required on the face of the income statement as well as a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. The adoption of SFAS 128 did not have a material effect on the Company's financial condition or results of operations. EPS data presented for the three and six months ended December 31, 1996 has been restated to conform with the provisions of SFAS 128.

3.  Computation of EPS

The computation of EPS is presented in the following table.

                                                           Three months ended          Six months ended
                                                              December 31,                December 31,
                                                     -------------------------     -------------------------
                                                         1997           1996           1997           1996
                                                     ----------     ----------     ----------     ----------
                                                         (Dollars in thousands, except per share amounts)
Net income .....................................     $    2,742     $    2,398     $    5,428     $    1,629
                                                     ==========     ==========     ==========     ==========

Number of shares outstanding
  Weighted average shares issued ...............      5,950,000      5,950,000      5,950,000      5,950,000
  Less: Weighted average shares held in treasury      1,127,282      1,101,255      1,127,498      1,105,222
  Less: Average shares held by the ESOP ........        476,000        476,000        476,000        476,000
  Plus: ESOP shares released or committed to be
             released during the fiscal year ...        129,779         89,399        124,549         84,533
                                                     ----------     ----------     ----------     ----------
        Average basic shares ...................      4,476,497      4,462,144      4,471,051      4,453,311
  Plus: Average common stock equivalents .......        376,039        251,433        364,749        249,849
                                                     ----------     ----------     ----------     ----------
        Average diluted shares .................      4,852,536      4,713,577      4,835,800      4,703,160
                                                     ==========     ==========     ==========     ==========

Earnings per common share
        Basic ..................................     $     0.61     $     0.54     $     1.21     $     0.37
                                                     ==========     ==========     ==========     ==========
        Diluted ................................     $     0.57     $     0.51     $     1.12     $     0.35
                                                     ==========     ==========     ==========     ==========

4. Stockholders' Equity and Regulatory Capital

The Bank's capital amounts and ratios are presented in the following table.

                                                                                                                To Be Well
                                                                                                             Capitalized Under
                                                                                    For Capital               Prompt Corrective
                                                           Actual                 Adequacy Purposes            Action Provisions
                                                 -----------------------        -------------------        ----------------------
                                                   Amount         Ratio         Amount        Ratio         Amount         Ratio
                                                   ------         -----         ------        -----         ------         -----
                                                                               (dollars in 000's)
As of December 31, 1997
Tangible capital...........................      $100,476          6.91%        $21,802        1.50%           N/A           N/A
Core capital...............................      $100,813          6.93%        $58,151        4.00%       $72,689          5.00%
Risk-based capital.........................      $103,063         15.20%        $54,237        8.00%       $67,796         10.00%

As of June 30, 1997
Tangible capital...........................       $73,470          5.61%        $19,658        1.50%           N/A           N/A
Core capital...............................       $73,907          5.64%        $52,440        4.00%       $65,550          5.00%
Risk-based capital.........................       $75,929         12.22%        $49,702        8.00%       $62,127         10.00%

The previous table reflects information for the Bank. Savings and loan holding companies, such as PennFed, are not subject to capital requirements for capital adequacy purposes or for prompt corrective action requirements. Bank holding companies, however, are subject to capital requirements established by the Board of Governors of the Federal Reserve System (the "FRB"). The following summarizes the Company's capital position under the FRB's capital requirements for bank holding companies.

                                                                                                                To Be Well
                                                                                                             Capitalized Under
                                                                                    For Capital               Prompt Corrective
                                                           Actual                 Adequacy Purposes            Action Provisions
                                                 -----------------------        -------------------        ----------------------
                                                   Amount         Ratio         Amount        Ratio         Amount         Ratio
                                                   ------         -----         ------        -----         ------         -----
                                                                               (dollars in 000's)
Stockholders' equity.......................      $   102,644
Add: Qualifying preferred
    securities.............................           29,430
Less: Goodwill.............................           (1,201)
        Deposit premium intangible.........          (13,489)
                                                ------------
Tangible capital, and ratio to
    adjusted total assets..................      $   117,384          7.88%     $  22,353         1.50%
                                                 ===========                    =========

Add: Qualifying intangible assets..........              337
                                                 -----------
Tier 1 (core) capital, and ratio to
    adjusted total assets..................      $   117,721          7.90%     $  44,706         3.00%     $    74,510       5.00%
                                                 ===========                    =========                   ===========

Tier 1 (core) capital, and ratio to
    risk-weighted assets...................      $   117,721         17.47%     $  26,957         4.00%     $    40,435       6.00%
                                                 ===========                    =========                   ===========
Less: Equity investments and
    investments in real estate.............              (50)
Add: Allowance for loan losses.............            2,300
                                                 -----------
Total risk-based capital, and ratio
    to risk-weighted assets................      $   119,971         17.80%     $  53,914         8.00%     $    67,392      10.00%
                                                 ===========                    =========                   ===========

Total assets...............................      $ 1,475,509
                                                 ===========

Adjusted total assets......................      $ 1,490,199
                                                 ===========

Risk-weighted assets.......................      $   673,922
                                                 ===========

5.  Guaranteed   Preferred   Beneficial   Interests  in  the  Company's   Junior
    Subordinated Debentures

The Company formed a wholly-owned trust subsidiary, PennFed Capital Trust I (the "Trust"). Effective October 21, 1997, the Trust sold $34.5 million of 8.90% cumulative trust preferred securities to the public which are reflected on the Statement of Financial Condition as Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated Debentures (the "Trust Preferred securities"). The Trust used the proceeds from the sale of the Trust Preferred securities to purchase 8.90% junior subordinated deferrable interest debentures issued by PennFed. The sole assets of the Trust are the junior subordinated debentures which mature on October 31, 2027 and are redeemable at any time after five years. The obligations of the Company related to the Trust constitute a full and unconditional guarantee by the Company of the Trust Issuer's obligations under the Trust Preferred securities. The Company will use the proceeds from the junior subordinated debentures for general corporate purposes, including capital contributions to the Bank to support future growth. During the three months ended December 31, 1997, PennFed made a $20 million capital contribution to the Bank.

6.  Subsequent Event

On January 13, 1998, the Company's Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend, payable on February 10, 1998 to common stockholders of record as of January 27, 1998. Proforma earnings per common share amounts, after giving retroactive effect to the stock split, are presented below for the per share amounts disclosed in the financial statements.

                                                       Three months ended                Six months ended
                                                          December 31,                       December 31,
                                                  ---------------------------        ---------------------------
                                                     1997             1996              1997             1996
                                                  ---------        ----------        ----------       ----------
Net income per common share (as reported):
  Basic                                           $    0.61        $     0.54        $     1.21       $     0.37
                                                  =========        ==========        ==========       ==========
  Diluted                                         $    0.57        $     0.51        $     1.12       $     0.35
                                                  =========        ==========        ==========       ==========
Net income per common share (proforma):
  Basic                                           $    0.305       $    0.270        $    0.605       $    0.185
                                                  ==========       ==========        ==========       ==========
  Diluted                                         $    0.285       $    0.255        $    0.560       $    0.175
                                                  ==========       ==========        ==========       ==========

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

Financial Condition

Total assets increased $153.8 million, or 11.6%, to $1.476 billion at December 31, 1997 from total assets of $1.322 billion at June 30, 1997. The increase was primarily attributable to a $121.1 million increase in investment securities and a $65.2 million increase in net loans receivable, particularly in the Company's one- to four-family first mortgage loan portfolio. At December 31, 1997, net loans receivable were $996.6 million compared to $931.5 million at June 30, 1997. The increase in investment securities and loans receivable was partially attributable to the leveraging of the proceeds from the Trust Preferred securities offering. The growth was funded by the proceeds from the issuance of the Trust Preferred securities, an increase in retail deposits, additional medium-term FHLB of New York advances and increased other borrowings as well as principal payments on mortgage-backed securities.

Deposits increased $53.1 million to $971.3 million at December 31, 1997 from $918.2 million at June 30, 1997. FHLB of New York advances were $230.5 million at December 31, 1997, a $25 million increase from $205.5 million at June 30, 1997. In addition, the Company had $119.0 million of other borrowings at December 31, 1997, a $36.3 million increase from $82.7 million at June 30, 1997.

Non-performing assets at December 31, 1997 totaled $7.1 million, representing 0.48% of total assets, compared to $6.4 million, or 0.48% of total assets, at June 30, 1997. Non-performing loans were $5.2 million with a ratio of non-performing loans to total loans of 0.52%, at December 31, 1997 as compared to $5.5 million, or 0.59% of total loans, at June 30, 1997. Real estate owned increased to $1.9 million at December 31, 1997 from $884,000 at June 30, 1997.

Stockholders' equity at December 31, 1997 totaled $102.6 million compared to $97.3 million at June 30, 1997. The increase primarily reflects the net income recorded for the six months ended December 31, 1997.

Results of Operations

General. For the three months ended December 31, 1997 net income was $2.7 million, or $0.57 per diluted share, as compared to net income of $2.4 million, or $0.51 per diluted share for the comparable prior year period. For the six months ended December 31, 1997 net income was $5.4 million, or $1.12 per diluted share. These results compare to net income of $1.6 million, or $0.35 per diluted share for the six months ended December 31, 1996. The six months ended December 31, 1996 included the effects of the one-time Savings Association Insurance Fund ("SAIF") recapitalization assessment which totaled $4.8 million ($3.1 million after-tax), or $0.65 per share on a diluted basis.

Interest and Dividend Income. Interest and dividend income for the three and six months ended December 31, 1997 increased to $25.0 million and $48.9 million, respectively, from $21.0 million and $40.7 million for the three and six months ended December 31, 1996. The increase in the current year periods were due to an increase in average interest-earning assets, primarily residential loans, partially offset by a decrease in the average yield earned on interest-earning assets. Average interest-earning assets were $1.35 billion and $1.32 billion for the three and six months ended December 31, 1997, respectively, compared to $1.12 billion and $1.09 billion for the comparable prior year periods. The average yield earned on interest-earning assets decreased to 7.39% and 7.40% for the three and six months ended December 31, 1997, respectively, from 7.49% for the three and six months ended December 31, 1996.

Interest income on residential one- to four-family mortgage loans for the three and six months ended December 31, 1997 increased $3.2 million, or 24.9%, and $7.6 million, or 31.6%, respectively, when compared to the prior year period. The increase in interest income on residential one- to four-family mortgage loans was due to $184.5 million and $217.6 million increases in the average balance outstanding to $870.7 million and $860.2 million for the three and six months ended December 31, 1997, respectively, compared to $686.2 million and $642.6 million for the prior year periods. The increase in the average balance on residential one- to four-family mortgage loans was partially offset by a decrease of 0.11% and 0.12% in the average yield earned on this loan portfolio to 7.40% and 7.41% for the three and six months ended December 31, 1997, respectively, from the comparable prior year periods.

Interest on investment securities and other interest-earning assets increased $1.9 million and $2.5 million for the three and six months ended December 31, 1997, respectively, from the comparable prior year periods. The increase is primarily due to a $103.9 million and $66.9 million increase in the average balance outstanding and a 0.05% and a 0.11% increase in the average yield earned on these assets for the three and six months ended December 31, 1997, respectively.

Interest income on the mortgage-backed securities portfolio decreased $1.2 million and $2.2 million, or 20.5% and 18.9%, for the three and six months ended December 31, 1997, respectively, as compared to the prior year periods. The decrease in interest income on mortgage-backed securities primarily reflects a $65.4 million and $61.8 million decrease in the average balance outstanding to $259.3 million and $269.9 million for the three and six months ended December 31, 1997, respectively, compared to $324.7 million and $331.7 million for the prior year periods.

Interest Expense. Interest expense increased $4.0 million and $7.8 million for the three and six months ended December 31, 1997, respectively, from $13.0 million and $24.8 million for the comparable 1996 periods. The increase was attributable to an increase in total average deposits, primarily certificates of deposit, and borrowings coupled with an increase in the Company's cost of funds. Interest expense also increased due to the issuance of the Trust Preferred securities. Average deposits and borrowings increased $197.8 million and $208.5 million for the three and six months ended December 31, 1997, respectively, compared to the 1996 periods. The average rate paid on deposits, borrowings and Trust Preferred securities increased to 5.16% and 5.17% for the three and six months ended December 31, 1997, respectively, from 4.84% and 4.77% for the comparable prior year periods.

Net Interest and Dividend Income. Net interest and dividend income for the three and six months ended December 31, 1997 was $8.1 million and $16.3 million, respectively, reflecting an increase from $8.0 million and $15.9 million recorded in the comparable prior year periods. The increase reflects the Company's growth in assets, primarily in investment securities and residential one- to four-family mortgage loans. The increase in net interest and dividend income was partially offset by the timing differences between the receipt of the proceeds from the Trust Preferred securities offering and full implementation of the Company's reinvestment strategy. The net interest rate spread and net interest margin for the three months ended December 31, 1997 were 2.23% and 2.39%, respectively, a decline from 2.65% and 2.86%, respectively, during the comparable prior year period. Net interest rate spread and net interest margin were 2.23% and 2.46%, respectively, for the six months ended December 31, 1997, compared to 2.72% and 2.93% for the comparable prior year period. For the three months ended December 31, 1997, the decline in net interest rate spread was partially due to the addition of the Trust Preferred securities. For the six months ended December 31, 1997, the declines in the net interest rate spread and margin were also attributable to the Company's efforts to reduce its sensitivity to changes in interest rates by extending the average life of liabilities and focusing on adjustable rate one- to four-family mortgage loans. This resulted in the Company paying higher rates to attract longer-term deposits and initially receiving lower yields on adjustable rate loans than would otherwise be obtainable on fixed rate loans. Since the Company's liabilities generally reprice more quickly than its assets, net interest rate spread and net interest margins will likely decrease if interest rates rise. In addition, the interest rate environment during the current year periods reflecting a flattening of the yield curve has contributed to compressed net interest margins for many financial institutions.

Provision for Loan Losses. The provision for loan losses for the three and six months ended December 31, 1997 was $150,000 and $300,000, respectively, compared to $152,000 and $327,000 for the prior year periods. The allowance for loan losses at December 31, 1997 of $2.8 million reflects a $192,000 increase from the June 30, 1997 level. The allowance for loan losses as a percentage of non-performing loans was 54.01% at December 31, 1997, compared to 47.80% at June 30, 1997.

Non-Interest  Income.  For the three and six  months  ended  December  31,  1997 non-interest income was $604,000 and $1.1 million, respectively, compared to $405,000 and $814,000 for the prior year periods. Included in the 1997 periods is a total of $108,000 of net gain on sales of loans, of which $91,000 represents a gain recorded on an approximate $20 million loan sale undertaken to manage prepayment risk. In addition to these gains, growth in non-interest income was primarily attained through the introduction of charging non-customers for ATM transactions, fees recorded for the origination of loans provided to other investors and an increase in regular service charges. Furthermore, for the six months ended December 31, 1997, the increase was partially attributable to a decrease in the net loss on real estate operations. The net loss from real estate operations was $89,000 for the six months ended December 31, 1997 compared to a net loss from real estate operations of $170,000 for the prior year period.

Non-Interest Expenses. The Company's non-interest expenses of $4.3 million for the three months ended December 31, 1997 were slightly below the $4.4 million of non-interest expenses recorded for the three months ended December 31, 1996. For the three months ended December 31, 1997, non-interest expenses included approximately $100,000 of various expenses associated with the opening of a new branch in Bayville, New Jersey. Non-interest expenses were $8.5 million for the six months ended December 31, 1997 compared to $13.6 million for the prior year period. The six months ended December 31, 1996 included $4.8 million for the one-time SAIF recapitalization assessment. Excluding the effects of the SAIF assessment, non-interest expenses for the six months ended December 31, 1997 are slightly lower than the comparable 1996 period. The Company's non-interest expenses as a percent of average assets declined to 1.21% and 1.23% for the three and six months ended December 31, 1997, respectively, from 1.49% and 1.54% for the comparable prior year periods, excluding the SAIF assessment.

Income Tax Expense. Income tax expense for the three and six months ended December 31, 1997 was $1.5 million and $3.1 million, respectively, compared to $1.5 million and $1.1 million for the three and six months ended December 31, 1996. Excluding the effects of the one-time SAIF recapitalization assessment, income tax expense of $2.9 million was recorded for the prior year six month period. The effective tax rate for the three and six months ended December 31, 1997 was 35.9% and 36.6%, respectively. Excluding the effect of the one-time SAIF recapitalization assessment, the effective tax rate was 38.2% for both the three and six months ended December 31, 1996.

Analysis of Net Interest Income

The following table sets forth certain information relating to the Company's consolidated statements of financial condition and the consolidated statements of income for the three and six months ended December 31, 1997 and 1996, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived from average daily balances. The average balance of loans receivable includes non-accruing loans. The yields and costs include fees which are considered adjustments to yields.

                                                                                Three Months Ended December 31,
                                                        ---------------------------------------------------------------------------
                                                                         1997                                   1996
                                                        -----------------------------------    ------------------------------------
                                                          Average      Interest                  Average       Interest
                                                        Outstanding     Earned/    Yield/      Outstanding     Earned/       Yield/
                                                          Balance        Paid      Rate(1)       Balance        Paid         Rate(1)
                                                          -------        ----      -------       -------        ----         -------
                                                                                  (Dollars in thousands)
Interest-earning assets:
  One- to four-family mortgage loans...............     $  870,725      $16,101       7.40%    $  686,203      $12,887        7.51%
  Commercial and multi-family real
    estate loans...................................         56,299        1,273       9.04         53,569        1,235        9.22
  Consumer loans...................................         43,991          913       8.24         35,241          848        9.55
                                                        ----------      -------                ----------      -------
    Total loans receivable.........................        971,015       18,287       7.53        775,013       14,970        7.73
  Mortgage-backed securities.......................        259,310        4,485       6.92        324,664        5,640        6.95
  Investment securities and other..................        124,248        2,262       7.28         20,382          369        7.24
                                                        ----------      -------                ----------      -------
    Total interest-earning assets..................      1,354,573      $25,034       7.39      1,120,059      $20,979        7.49
                                                                        =======                                =======
  Non-interest earning assets......................         53,274                                 53,730
                                                        ----------                             ----------
    Total assets...................................     $1,407,847                             $1,173,789
                                                        ==========                             ==========
Deposits and borrowings:
 Money market and demand deposits..................    $    82,112    $     248       1.20%    $   80,445      $   250        1.23%
 Savings deposits..................................        166,532          921       2.19        176,918          999        2.24
 Certificates of deposit...........................        740,914       11,010       5.90        603,071        8,719        5.74
                                                        ----------      -------                ----------      -------
   Total deposits..................................        989,558       12,179       4.88        860,434        9,968        4.60
 FHLB of New York advances.........................        205,411        3,190       6.16        125,393        1,941        6.14
 Other borrowings..................................         65,027          966       5.82         76,372        1,062        5.44
                                                        ----------      -------                ----------      -------
   Total deposits and borrowings...................      1,259,996       16,335       5.14      1,062,199       12,971        4.84
 Trust Preferred securities........................         25,662          607       9.26            ---          ---         ---
                                                        ----------      -------                ----------      -------
    Total deposits, borrowings and Trust
        Preferred securities.......................      1,285,658      $16,942       5.16      1,062,199      $12,971        4.84
                                                                        =======                                =======
 Other liabilities.................................         21,330                                 20,354
                                                        ----------                             ----------
   Total liabilities...............................      1,306,988                              1,082,553
 Stockholders' equity..............................        100,859                                 91,236
                                                        ----------                             ----------
   Total liabilities and stockholders' equity......     $1,407,847                             $1,173,789
                                                        ==========                             ==========
Net interest income and net interest rate
    spread.........................................                     $ 8,092       2.23%                    $ 8,008        2.65%
                                                                        =======       ====                     =======        ====
Net interest-earning assets and interest
    margin.........................................    $    68,915                    2.39%    $  57,860                      2.86%
                                                       ===========                    ====     =========                      ====
Ratio of interest-earning assets to
    deposits, borrowings and Trust Preferred
        securities.................................         105.36%                               105.45%
                                                       ===========                             =========

(1)  Annualized.

                                                                                Six Months Ended December 31,
                                                        ---------------------------------------------------------------------------
                                                                         1997                                   1996
                                                        -----------------------------------    ------------------------------------
                                                          Average      Interest                  Average       Interest
                                                        Outstanding     Earned/    Yield/      Outstanding     Earned/       Yield/
                                                          Balance        Paid      Rate(1)       Balance        Paid         Rate(1)
                                                          -------        ----      -------       -------        ----         -------
                                                                                  (Dollars in thousands)
Interest-earning assets:
  One- to four-family mortgage loans.................    $  860,185      $31,853      7.41%    $  642,572      $24,204        7.53%
  Commercial and multi-family real
    estate loans.....................................        56,095        2,534      9.03         52,937        2,447        9.24
  Consumer loans.....................................        42,283        1,809      8.49         34,720        1,663        9.50
                                                         ----------      -------               ----------      -------
    Total loans receivable...........................       958,563       36,196      7.55        730,229       28,314        7.75
  Mortgage-backed securities.........................       269,880        9,339      6.92        331,718       11,511        6.94
  Investment securities and other....................        91,070        3,326      7.30         24,190          870        7.19
                                                         ----------      -------               ----------      -------
    Total interest-earning assets....................     1,319,513      $48,861      7.40      1,086,137      $40,695        7.49
                                                                         =======                              =======
  Non-interest earning assets........................        52,040                                53,841
                                                         ----------                            ----------
    Total assets.....................................    $1,371,553                            $1,139,978
                                                         ==========                            ==========
Deposits and borrowings:
 Money market and demand deposits....................   $    81,750      $   496      1.20%   $    79,690      $   486        1.21%
 Savings deposits....................................       167,345        1,849      2.19        176,856        1,997        2.24
 Certificates of deposit.............................       724,996       21,510      5.89        593,447       16,960        5.67
                                                         ----------      -------              -----------      -------
   Total deposits....................................       974,091       23,855      4.86        849,993       19,443        4.54
 FHLB of New York advances...........................       205,438        6,381      6.16        115,893        3,570        6.11
 Other borrowings....................................        59,305        1,764      5.82         64,434        1,788        5.43
                                                         ----------      -------              -----------      -------
   Total deposits and borrowings.....................     1,238,834       32,000      5.12      1,030,320       24,801        4.77
 Trust Preferred securities..........................        12,831          607      9.39            ---          ---         ---
                                                         ----------      -------              -----------      -------
    Total deposits, borrowings and Trust
        Preferred securities.........................     1,251,665      $32,607      5.17      1,030,320      $24,801        4.77
                                                                         =======                               =======
 Other liabilities...................................        20,425                                18,021
                                                         ----------                           -----------
   Total liabilities.................................     1,272,090                             1,048,341
 Stockholders' equity................................        99,463                                91,637
                                                         ----------                           -----------
   Total liabilities and stockholders' equity........    $1,371,553                           $ 1,139,978
                                                         ==========                           ===========
Net interest income and net interest rate
    spread...........................................                    $16,254      2.23%                    $15,894        2.72%
                                                                         =======      ====                     =======        ====
Net interest-earning assets and interest
    margin...........................................   $    67,848                   2.46%   $   55,817                      2.93%
                                                        ===========                   ====    ==========                      ====
Ratio of interest-earning assets to
    deposits, borrowings and Trust Preferred
        securities...................................        105.42%                              105.42%
                                                        ===========                           ==========

(1)  Annualized.

Non-Performing Assets

The table below sets forth the Company's amounts and categories of non-performing assets and restructured loans. Loans are generally placed on non-accrual status when the collection of principal or interest becomes delinquent more than 90 days. At December 31, 1997, there was one commercial loan totaling $345,000 which was delinquent more than 90 days but which was still accruing due to circumstances surrounding the payoff of the loan. Real estate owned represents assets acquired in settlement of loans and is shown net of valuation allowances. Restructured loans are performing in accordance with modified terms and are, therefore, considered performing.

                                                          December 31,   June 30,
                                                             1997          1997
                                                             ------      ------
                                                           (Dollars in thousands)
Non-performing loans:
  One- to four-family ..................................     $3,489      $3,567
  Commercial and multi-family ..........................        838       1,053
  Consumer .............................................        883         865
                                                             ------      ------
    Total non-performing loans .........................      5,210       5,485
                                                             ------      ------

Real estate owned, net .................................      1,885         884
                                                             ------      ------
    Total non-performing assets ........................      7,095       6,369

Restructured loans .....................................      1,432       1,451
                                                             ------      ------
    Total risk elements ................................     $8,527      $7,820
                                                             ======      ======

Non-performing loans as a percentage of total loans ....       0.52%       0.59%
                                                             ======      ======
Non-performing assets as a percentage of total assets ..       0.48%       0.48%
                                                             ======      ======
Total risk elements as a percentage of total assets ....       0.58%       0.59%
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

Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowances will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to record additions to the allowance level based upon their assessment of the information available to them at the time of their examination. At December 31, 1997, the Company had a total allowance for loan losses of $2.8 million representing 54.01% of total non-performing loans.

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

At December 31, 1997, the Company's total deposits and borrowings maturing or repricing within one year exceeded its total interest-earning assets maturing or repricing within one year by $55.9 million, representing a one year negative gap of 3.82% of total assets. At June 30, 1997, the one year negative gap was 7.44% of total assets.

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

At December 31, 1997, the Bank's internally generated initial NPV was 9.71%. Following a 2% increase in interest rates, the Bank's "Post-Shock" NPV ratio was 7.83%. The change in the NPV ratio, or the Bank's Sensitivity Measure, was 1.88%. NPV is also measured internally on a consolidated basis. As of December 31, 1997, the Company's initial NPV ratio was 10.66%, the Post-Shock ratio was 8.68%, and the Sensitivity Measure was 1.98%. Variances between the Bank's and the Company's NPV ratios are attributable to balance sheet items which are adjusted during consolidation, such as intercompany borrowings and capital.

Internally generated NPV measurements are based on simulations which utilize institution specific assumptions and, as such, generally result in lower levels of presumed interest rate risk (i.e., higher Post-Shock NPV ratio and lower Sensitivity Measure) than OTS measurements indicate.

The OTS measures the Bank's IRR on a quarterly basis using data from the quarterly Thrift Financial Reports, coupled with non-institution specific assumptions which are based on national averages. As of September 30, 1997 (the latest date for which information is available), the Bank's initial NPV ratio, as measured by the OTS, was 7.27%. The Bank's Post-Shock ratio was 4.29% and the Sensitivity Measure was 2.98%.

In addition to monitoring NPV and gap, management also monitors the duration of assets and liabilities and the effects on net interest income resulting from parallel and non-parallel increases or decreases in rates.

At December 31, 1997, based on its internally generated simulation models, the Company's consolidated net interest income projected for one year forward would decrease 14.4% from the base case, or current market, as a result of an immediate and sustained 2% increase in interest rates.

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

Federal regulations require the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows. Prior to November 1997, the required percentage was 5% of total net withdrawable deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Due to a change in the federal regulations, the requirement has been reduced to 4% of net withdrawable deposits payable on demand or in one year or less and borrowings payable on demand or in one year or less both as of the end of the preceding calendar quarter. Liquid assets for purposes of these ratios include cash, accrued interest receivable, certain time deposits, U.S. Treasury and Government agencies and other securities and obligations generally having remaining maturities of less than five years. Under the new regulations all mortgage-backed securities are includable in liquid assets. The Company's most liquid assets are cash and cash equivalents, short-term investments and mortgage-backed securities. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At December 31, 1997 and June 30, 1997, the Bank's liquidity ratios were 20.68% and 10.36%, respectively.

The Company uses its liquid resources principally to fund maturing certificates of deposit and deposit withdrawals, to purchase loans and securities, to fund existing and future loan commitments, and to meet operating expenses. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

In addition to cash provided by operating activities, the Company's cash needs for the six months ended December 31, 1997 were provided by increased deposits as well as an increase in advances from the FHLB of New York and other borrowings. Furthermore, proceeds from the Trust Preferred securities offering, principal repayments of mortgage-backed securities and sales of loans contributed to meeting the Company's cash needs. During this period, the cash provided was used for investing activities, which included the origination and purchase of loans and the purchase of investment securities. In addition to cash provided by operating activities, during the six months ended December 31, 1996 the cash needs of the Company were principally provided by increased deposits and an increase in advances from the FHLB of New York and other borrowings. The cash was principally utilized for investing activities, which included the origination and purchase of loans.

Current regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percentage of risk adjusted assets; a leverage ratio of core capital to total adjusted assets; and a tangible capital ratio expressed as a percentage of total adjusted assets. As of December 31, 1997, the Bank substantially exceeded all regulatory capital standards (see Note
4. - Stockholders' Equity and Regulatory Capital, in the Notes to Consolidated Financial Statements).

PART II - Other Information

Item 1.    Legal Proceedings
           None.

Item 2.    Changes in Securities
           None.

Item 3.    Defaults Upon Senior Securities
           None.

Item 4.    Submission of Matters to a Vote of Security Holders

            (a) The Annual Meeting of Stockholders (Annual Meeting) was held on October 24, 1997.

            (b)   Directors elected:

                  Joseph L. LaMonica
                  Mario Teixeira, Jr.

            (c)   At the Annual Meeting the stockholders considered:

                  (i)    the election of two directors,
                  (ii) the amendment of the Company's 1994 Stock Option and Incentive Plan to increase the number of shares of common stock available for awards thereunder from 595,000 to 835,623 and
                  (iii) the ratification of the appointment of Deloitte & Touche LLP as auditors for the Company for the fiscal year ending June 30, 1998.

                  The vote on the election of two directors was as follows:

                                                     FOR          WITHHELD
                                                     ---          --------
                  Joseph L. LaMonica               3,483,973       267,038
                  Mario Teixeira, Jr.              3,498,617       252,394

                  There were no broker non-votes with respect to the proposal.

                  The vote on the amendment of the Company's 1994 Stock Option and Incentive Plan to increase the number of shares of common stock available for awards thereunder from 595,000 to 835,623 was as follows:

                           FOR                AGAINST          ABSTAIN
                           ---                -------          -------
                         3,096,911            638,557           15,543

                  There were no broker non-votes with respect to the proposal.

                  The vote on the ratification of the appointment of Deloitte & Touche LLP as auditors for the Company for the fiscal year ending June 30, 1998 was as follows:

                          FOR                AGAINST          ABSTAIN
                          ---                -------          -------
                        3,634,715             93,823           22,473

                  There were no broker non-votes with respect to the proposal.

Item 5.    Other Information
           None.

Item 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibit 11: Statement Regarding Computation of Per Share
                              Earnings.

                  Exhibit 27: Financial Data Schedule.

           (b) A Form 8-K was filed on October 21, 1997 regarding the sale through a public offering of cumulative trust preferred securities by PennFed Capital Trust I, a subsidiary of the Company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             PENNFED FINANCIAL SERVICES, INC.



Date: February 9, 1998                       By:/s/ Joseph L. LaMonica
                                                ----------------------
                                                Joseph L. LaMonica
                                                President and Chief
                                                Executive Officer




Date: February 9, 1998                       By:/s/ Lucy T. Tinker
                                                ------------------
                                                Lucy T. Tinker
                                                Executive Vice President and
                                                Chief Operating Officer
                                                (Principal Financial Officer)





Date: February 9, 1998                       By:/s/ Jeffrey J. Carfora
                                                ----------------------
                                                Jeffrey J. Carfora
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Accounting Officer)