Form 10-Q
period 1998-03-31
PENNFED FINANCIAL SERVICES INC
filed 1998-05-14
CIK 920945

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the quarterly period ended March 31, 1998

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

                                   YES  [X]   NO[  ]

         As of May 4, 1998, there were 9,616,589 shares of the Registrant's Common Stock, par value $.01, outstanding.

PART I - Financial Information
Item 1.  Financial Statements

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
                                                                                     March 31,         June 30,
                                                                                       1998              1997
                                                                                   ------------      ------------
                                                                                      (Dollars in thousands)
Assets
Cash and cash equivalents ....................................................     $     11,931      $     10,729
Investment securities held to maturity, at amortized cost, market value of $161,401 and $35,432 at March 31, 1998 and
   June 30, 1997 .............................................................          161,305            35,290
Mortgage-backed securities held to maturity, at amortized cost, market value of $233,242 and $291,125 at
   March 31, 1998 and June 30, 1997 ..........................................          229,249           288,539
Loans receivable, net of allowance for loan losses of $2,649 and
  $2,622 at March 31, 1998 and June 30, 1997 .................................        1,003,373           931,451
Premises and equipment, net ..................................................           17,170            16,435
Real estate owned, net .......................................................            1,897               884
Federal Home Loan Bank of New York stock, at cost ............................           15,065            12,413
Accrued interest receivable, net .............................................           10,016             7,196
Goodwill and other intangible assets .........................................           14,083            15,918
Other assets .................................................................            4,975             2,896
                                                                                   ------------      ------------
                                                                                   $  1,469,064      $  1,321,751
                                                                                   ============      ============
Liabilities and Stockholders' Equity
Liabilities:
  Deposits ...................................................................     $  1,021,082      $    918,160
  Federal Home Loan Bank of New York advances ................................          230,465           205,465
  Other borrowings ...........................................................           52,625            82,750
  Mortgage escrow funds ......................................................            9,626             8,855
  Due to banks ...............................................................           13,917             7,237
  Accounts payable and other liabilities .....................................            2,995             2,014
                                                                                   ------------      ------------
    Total liabilities ........................................................        1,330,710         1,224,481
                                                                                   ------------      ------------

Guaranteed Preferred Beneficial Interests in the Company's Junior
  Subordinated Debentures ....................................................           34,500              --
Unamortized issuance expenses ................................................           (1,839)             --
                                                                                   ------------      ------------
    Net Trust Preferred securities ...........................................           32,661              --
                                                                                   ------------      ------------

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
                                                                                     March 31,         June 30,
                                                                                       1998              1997
                                                                                   ------------      ------------
                                                                                      (Dollars in thousands)
Stockholders' Equity:
  Serial preferred stock, $.01 par value, 7,000,000 shares
    authorized, no shares issued .............................................             --                --
  Common stock, $.01 par value, 15,000,000 shares authorized,
    11,900,000 shares issued and 9,646,589 and 9,644,248 shares outstanding at
    March 31,  1998 and June 30, 1997 (excluding  shares  held in  treasury of
    2,253,411 and 2,255,752 at March 31, 1998 and June 30, 1997) .............               60                60
  Additional paid-in capital .................................................           58,052            57,441
  Restricted stock - Management Recognition Plan .............................           (1,062)           (1,062)
  Employee Stock Ownership Plan Trust debt ...................................           (3,358)           (3,671)
  Retained earnings, partially restricted ....................................           68,533            61,051
  Treasury stock, at cost, 2,253,411 and 2,255,752 shares at
    March 31, 1998 and June 30, 1997 .........................................          (16,532)          (16,549)
                                                                                   ------------      ------------
    Total stockholders' equity ...............................................          105,693            97,270
                                                                                   ------------      ------------
                                                                                   $  1,469,064      $  1,321,751
                                                                                   ============      ============


                See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Income

                                                             Three months ended            Nine months ended
                                                                 March 31,                      March 31,
                                                        --------------------------    --------------------------
                                                            1998           1997           1998           1997
                                                        -----------    -----------    -----------    -----------
                                                               (dollars in 000's, except per share amounts)
Interest and Dividend Income:
  Interest and fees on loans ........................   $    18,713    $    16,312    $    54,909    $    44,626
  Interest on federal funds sold ....................             8           --               18           --
  Interest and dividends on investment securities ...         3,080            307          6,396          1,177
  Interest on mortgage-backed securities ............         4,124          5,382         13,463         16,893
                                                        -----------    -----------    -----------    -----------
                                                             25,925         22,001         74,786         62,696
                                                        -----------    -----------    -----------    -----------
Interest Expense:
  Deposits ..........................................        11,943         10,095         35,798         29,538
  Borrowed funds ....................................         4,784          3,602         12,929          8,960
  Trust Preferred securities ........................           784           --            1,391           --
                                                        -----------    -----------    -----------    -----------
                                                             17,511         13,697         50,118         38,498
                                                        -----------    -----------    -----------    -----------
Net Interest and Dividend Income Before Provision
  for Loan Losses ...................................         8,414          8,304         24,668         24,198
Provision for Loan Losses ...........................           150            154            450            481
                                                        -----------    -----------    -----------    -----------
Net Interest and Dividend Income After
  Provision for Loan Losses .........................         8,264          8,150         24,218         23,717
                                                        -----------    -----------    -----------    -----------

Non-Interest Income:
  Service charges ...................................           510            406          1,421          1,252
  Net loss from real estate operations ..............           (49)           (15)          (138)          (185)
  Net gain on sales of loans ........................           419           --              527           --
  Other .............................................            69             78            228            216
                                                        -----------    -----------    -----------    -----------
                                                                949            469          2,038          1,283
                                                        -----------    -----------    -----------    -----------

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Income

                                                             Three months ended            Nine months ended
                                                                 March 31,                      March 31,
                                                        --------------------------    --------------------------
                                                            1998           1997           1998           1997
                                                        -----------    -----------    -----------    -----------
                                                               (dollars in 000's, except per share amounts)
Non-Interest Expenses:
  Compensation and employee benefits ................         2,047          2,114          6,191          5,943
  Net occupancy expense .............................           325            284            941            834
  Equipment .........................................           404            375          1,130          1,144
  Advertising .......................................           100             88            258            266
  Amortization of intangibles .......................           607            625          1,835          1,891
  Federal deposit insurance premium .................           153            137            438            970
  SAIF recapitalization assessment ..................          --             --             --            4,813
  Other .............................................           867            780          2,196          2,158
                                                        -----------    -----------    -----------    -----------
                                                              4,503          4,403         12,989         18,019
                                                        -----------    -----------    -----------    -----------

Income Before Income Taxes ..........................         4,710          4,216         13,267          6,981
Income Tax Expense ..................................         1,662          1,590          4,791          2,726
                                                        -----------    -----------    -----------    -----------

Net Income ..........................................   $     3,048    $     2,626    $     8,476    $     4,255
                                                        ===========    ===========    ===========    ===========

Weighted average number of common shares outstanding:
  Basic .............................................     8,974,642      8,888,080      8,952,790      8,900,530
                                                        ===========    ===========    ===========    ===========
  Diluted ...........................................     9,767,821      9,485,680      9,689,702      9,406,734
                                                        ===========    ===========    ===========    ===========

Net income per common share:
  Basic .............................................   $      0.34    $      0.30    $      0.95    $      0.48
                                                        ===========    ===========    ===========    ===========
  Diluted ...........................................   $      0.31    $      0.28    $      0.87    $      0.45
                                                        ===========    ===========    ===========    ===========

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
                                                             Nine months ended March 31,
                                                             ---------------------------
                                                                  1998         1997
                                                               ---------    ---------
                                                                   (In thousands)
Cash Flows From Operating Activities:
  Net income ...............................................   $   8,476    $   4,255
  Adjustments to reconcile net income to net cash provided
    by operating activities:
  Net gain on sales of loans ...............................        (527)        --
  Proceeds from sales of loans held for sale ...............       1,616          585
  Originations of loans held for sale ......................      (1,616)        (497)
  (Gain) loss on sales of real estate owned ................         (72)           8
  Amortization of investment and mortgage-backed
    securities premiums, net ...............................         228          202
  Depreciation and amortization ............................         965          943
  Provision for losses on loans and real estate owned ......         589          580
  Amortization of cost of stock plans ......................       1,323        1,075
  Amortization of intangibles ..............................       1,835        1,891
  Amortization of premiums on loans and loan fees ..........       1,024          280
  Amortization of Trust Preferred securities issuance costs           21         --
  Increase in accrued interest receivable, net of
    accrued interest payable ...............................      (3,328)        (536)
  (Increase) decrease in other assets ......................      (2,079)         660
  Increase in accounts payable and other liabilities .......         580        1,233
  Increase in mortgage escrow funds ........................         771        1,982
  Increase (decrease) in due to banks ......................       6,680       (1,517)
  Other, net ...............................................        --              4
                                                               ---------    ---------
  Net cash provided by operating activities ................      16,486       11,148
                                                               ---------    ---------

Cash Flows From Investing Activities:
  Proceeds from maturities of investment securities ........      15,150       16,000
  Purchases of investment securities held to maturity ......    (141,168)        --
  Net outflow from loan originations net of principal
    repayments of loans ....................................     (72,284)     (73,344)
  Purchases of loans .......................................     (77,606)    (158,842)
  Proceeds from principal repayments of
    mortgage-backed securities .............................      59,065       44,416
  Proceeds from sales of loans .............................      74,915         --
  Purchases of premises and equipment ......................      (1,700)      (1,365)
  Proceeds from sales of real estate owned .................       1,026        1,133
  Purchases of Federal Home Loan Bank of New York stock ....      (2,652)      (3,376)
                                                               ---------    ---------
  Net cash used in investing activities ....................    (145,254)    (175,378)
                                                               ---------    ---------

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
                                                             Nine months ended March 31,
                                                             ---------------------------
                                                                  1998         1997
                                                               ---------    ---------
                                                                   (In thousands)
Cash Flows From Financing Activities:
  Net increase in deposits .................................     103,430       51,626
  Increase (decrease) in advances from the Federal Home Loan
    Bank of New York and other borrowings ..................      (5,125)     109,157
  Net proceeds from issuance of Trust Preferred securities .      32,640         --
  Cash dividends paid ......................................        (975)        (664)
  Purchases of treasury stock ..............................        --           (651)
                                                               ---------    ---------
  Net cash provided by financing activities ................     129,970      159,468
                                                               ---------    ---------
Net Increase (Decrease) in Cash and Cash Equivalents .......       1,202       (4,762)
Cash and Cash Equivalents, Beginning of Period .............      10,729       11,629
                                                               ---------    ---------
Cash and Cash Equivalents, End of Period ...................   $  11,931    $   6,867
                                                               =========    =========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
  Interest..................................................   $  49,847    $  38,571
                                                               =========    =========
  Income taxes..............................................   $   5,213    $   2,075
                                                               =========    =========

Supplemental Schedule of Non-Cash Activities:
  Transfer of loans receivable to real estate owned, net....   $   2,106    $     872
                                                               =========    =========


See notes to consolidated financial statements.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation

The interim consolidated financial statements of PennFed Financial Services, Inc. ("PennFed") and subsidiaries (with its subsidiaries, the "Company") include the accounts of PennFed and its subsidiaries Penn Federal Savings Bank (the "Bank") and PennFed Capital Trust I. These interim consolidated financial statements included herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1997. The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. There were no adjustments of a non-recurring nature recorded during the nine months ended March 31, 1998 and 1997. The interim results of operations presented are not necessarily indicative of the results for the full year.

When necessary, reclassifications have been made to conform to current period presentation.

2.  Adoption of Recently Issued Accounting Standards

Effective July 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share ("EPS"), simplifying the standards previously found in APB Opinion No. 15, "Earnings Per Share." The previous presentation of primary EPS has been replaced with a presentation of basic EPS. Dual presentation of basic and diluted EPS is required on the face of the income statement as well as a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. The adoption of SFAS 128 did not have a material effect on the Company's financial condition or results of operations. EPS data presented for the three and nine months ended March 31, 1997 has been restated to conform with the provisions of SFAS 128.

3.  Computation of EPS

The computation of EPS is presented in the following table.

                                                                        Three months ended                 Nine months ended
                                                                             March 31,                          March 31,
                                                                   -----------------------------       -----------------------------
                                                                       1998              1997             1998              1997
                                                                   -----------       -----------       -----------       -----------
                                                                            (Dollars in thousands, except per share amounts)
Net income .................................................       $     3,048       $     2,626       $     8,476       $     4,255
                                                                   ===========       ===========       ===========       ===========

Number of shares outstanding
  Weighted average shares issued ...........................        11,900,000        11,900,000        11,900,000        11,900,000
  Less:  Weighted average shares held in treasury ..........         2,253,828         2,258,180         2,254,613         2,226,126
  Less:  Average shares held by the ESOP ...................           952,000           952,000           952,000           952,000
  Plus:  ESOP shares released or committed to be
             released during the fiscal year ...............           280,470           198,260           259,403           178,656
                                                                   -----------       -----------       -----------       -----------
         Average basic shares ..............................         8,974,642         8,888,080         8,952,790         8,900,530
  Plus:  Average common stock equivalents ..................           793,179           597,600           736,912           506,204
                                                                   -----------       -----------       -----------       -----------
         Average diluted shares ............................         9,767,821         9,485,680         9,689,702         9,406,734
                                                                   ===========       ===========       ===========       ===========

Earnings per common share
         Basic .............................................       $      0.34       $      0.30       $      0.95       $      0.48
                                                                   ===========       ===========       ===========       ===========
         Diluted ...........................................       $      0.31       $      0.28       $      0.87       $      0.45
                                                                   ===========       ===========       ===========       ===========

4. Stockholders' Equity and Regulatory Capital

The Bank's capital amounts and ratios are presented in the following table.

                                                                                                             To Be Well
                                                                                                          Capitalized Under
                                                                                For Capital               Prompt Corrective
                                                      Actual                 Adequacy Purposes            Action Provisions
                                                --------------------         -------------------         --------------------
                                                Amount         Ratio         Amount        Ratio         Amount         Ratio
                                                ------         -----         ------        -----         ------         -----
                                                                             (Dollars in thousands)
As of March 31, 1998
Tangible capital...........................      $104,747       7.24%           $21,711     1.50%              N/A        N/A
Core capital...............................      $105,033       7.26%           $57,909     4.00%          $72,386       5.00%
Risk-based capital.........................      $107,338      15.75%           $54,534     8.00%          $68,168      10.00%

As of June 30, 1997
Tangible capital...........................       $73,470       5.61%           $19,658     1.50%              N/A        N/A
Core capital...............................       $73,907       5.64%           $52,440     4.00%          $65,550       5.00%
Risk-based capital.........................       $75,929      12.22%           $49,702     8.00%          $62,127      10.00%

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

                                                                                                             To Be Well
                                                                                                          Capitalized Under
                                                                                For Capital               Prompt Corrective
                                                      Actual                 Adequacy Purposes            Action Provisions
                                                --------------------         -------------------         --------------------
                                                Amount         Ratio         Amount        Ratio         Amount         Ratio
                                                ------         -----         ------        -----         ------         -----
                                                                             (Dollars in thousands)
Stockholders' equity.......................   $   105,693
Add: Qualifying preferred
    securities.............................        30,626
Less: Goodwill.............................        (1,098)
        Disallowed servicing assets........           (17)
        Deposit premium intangible.........       (12,985)
                                             ------------
Tangible capital, and ratio to
    adjusted total assets..................   $   122,219       8.40%       $    21,829     1.50%
                                              ===========                   ===========

Add: Qualifying intangible assets..........            286
                                              ------------
Tier 1 (core) capital, and ratio to
    adjusted total assets..................   $   122,505       8.42%       $    43,659     3.00%      $    72,764       5.00%
                                              ===========                   ===========                ===========

Tier 1 (core) capital, and ratio to
    risk-weighted assets...................   $   122,505      18.07%       $    27,111     4.00%      $    40,667       6.00%
                                              ===========                   ===========                ===========
Less: Equity investments and
    investments in real estate.............           (50)
Add: Allowance for loan losses.............         2,356
                                              -----------
Total risk-based capital, and ratio
    to risk-weighted assets................   $   124,811      18.41%       $    54,222     8.00%      $    67,778      10.00%
                                              ===========                   ===========                ===========

Total assets...............................    $1,469,064
                                               ==========

Adjusted total assets......................    $1,455,287
                                               ==========

Risk-weighted assets.......................   $   677,775
                                              ===========

5. Guaranteed Preferred Beneficial Interests in the Company's
   Junior Subordinated Debentures

The Company formed a wholly-owned trust subsidiary, PennFed Capital Trust I (the "Trust"). Effective October 21, 1997, the Trust sold $34.5 million of 8.90% cumulative trust preferred securities to the public which are reflected on the Statement of Financial Condition as Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated Debentures (the "Trust Preferred securities"). The Trust used the proceeds from the sale of the Trust Preferred securities to purchase 8.90% junior subordinated deferrable interest debentures issued by PennFed. The sole assets of the Trust are the junior subordinated debentures which mature on October 31, 2027 and are redeemable at any time after five years. The obligations of the Company related to the Trust constitute a full and unconditional guarantee by the Company of the Trust Issuer's obligations under the Trust Preferred securities. The Company has used the proceeds from the junior subordinated debentures for general corporate purposes, including a $20 million capital contribution to the Bank to support future growth.

6. Stock Split

On January 13, 1998, the Company's Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend, payable on February 10, 1998 to common stockholders of record as of January 27, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward looking statements within the meaning of the Federal Securities Laws. Actual results or performance could differ materially then those contemplated, expressed or implied by the forward- looking statements contained herein.

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

Financial Condition

Total assets increased $147.3 million, or 11.1%, to $1.469 billion at March 31, 1998 from total assets of $1.322 billion at June 30, 1997. The increase was primarily attributable to a $126.0 million increase in investment securities and a $71.9 million increase in net loans receivable, particularly in the Company's one- to four-family first mortgage loan portfolio. At March 31, 1998, net loans receivable were $1.003 billion compared to $931.5 million at June 30, 1997. The asset growth was funded by the proceeds from the issuance of the Trust Preferred securities, an increase in retail deposits and additional medium-term FHLB of New York advances as well as principal payments on mortgage-backed securities.

Deposits increased $102.9 million to $1.021 billion at March 31, 1998 from $918.2 million at June 30, 1997. FHLB of New York advances were $230.5 million at March 31, 1998, a $25.0 million increase from $205.5 million at June 30, 1997. In addition, the Company had $52.6 million of other borrowings at March 31, 1998, a $30.1 million decrease from $82.7 million at June 30, 1997.

Non-performing assets at March 31, 1998 totaled $5.9 million, representing 0.40% of total assets, compared to $6.4 million, or 0.48% of total assets, at June 30, 1997. Non-performing loans were $4.0 million with a ratio of non-performing loans to total loans of 0.40% at March 31, 1998 as compared to $5.5 million, or 0.59% of total loans, at June 30, 1997. Real estate owned increased slightly to $1.9 million at March 31, 1998 from $884,000 at June 30, 1997.

Stockholders' equity at March 31, 1998 totaled $105.7 million compared to $97.3 million at June 30, 1997. The increase primarily reflects the net income recorded for the nine months ended March 31, 1998.

Results of Operations

General. For the three months ended March 31, 1998 net income was $3.0 million, or $0.31 per diluted share, as compared to net income of $2.6 million, or $0.28 per diluted share for the comparable prior year period. For the nine months ended March 31, 1998 net income was $8.5 million, or $0.87 per diluted share. These results compare to net income of $4.3 million, or $0.45 per diluted share for the nine months ended March 31, 1997. The nine months ended March 31, 1997 included the effects of the one-time Savings Association Insurance Fund ("SAIF") recapitalization assessment which totaled $4.8 million ($3.1 million after-tax), or $0.33 per share on a diluted basis.

Interest and Dividend Income. Interest and dividend income for the three and nine months ended March 31, 1998 increased to $25.9 million and $74.8 million, respectively, from $22.0 million and $62.7 million for the three and nine months ended March 31, 1997, respectively. The increase in the current year periods were due to an increase in average interest-earning assets, primarily residential loans, partially offset by a decrease in the average yield earned on interest-earning assets. Average interest-earning assets were $1.418 billion and $1.353 billion for the three and nine months ended March 31, 1998, respectively, compared to $1.180 billion and $1.117 billion for the comparable prior year periods. The average yield earned on interest-earning assets decreased to 7.31% and 7.37% for the three and nine months ended March 31, 1998, respectively, from 7.46% and 7.48% for the three and nine months ended March 31, 1997, respectively.

Interest income on residential one- to four-family mortgage loans for the three and nine months ended March 31, 1998 increased $2.2 million, or 15.2%, and $9.8 million, or 25.5%, respectively, when compared to the prior year period. The increase in interest income on residential one- to four-family mortgage loans was due to $142.7 million and $192.7 million increases in the average balance outstanding to $904.6 million and $875.0 million for the three and nine months ended March 31, 1998, respectively, compared to $761.9 million and $682.3 million, respectively, for the prior year periods. The increase in the average balance on residential one- to four-family mortgage loans was partially offset by a decrease of 0.22% and 0.16% in the average yield earned on this loan portfolio to 7.27% and 7.36% for the three and nine months ended March 31, 1998, respectively, from the comparable prior year periods.

Interest on investment securities and other interest-earning assets increased $2.8 million and $5.2 million for the three and nine months ended March 31, 1998, respectively, from the comparable prior year periods. The increase was primarily due to a $150.8 million and $94.9 million increase in the average balance outstanding and a 0.38% and a 0.18% increase in the average yield earned on these assets for the three and nine months ended March 31, 1998, respectively.

Interest income on the mortgage-backed securities portfolio decreased $1.3 million and $3.4 million, or 23.4% and 20.3%, for the three and nine months ended March 31, 1998, respectively, as compared to the prior year periods. The decrease in interest income on mortgage-backed securities primarily reflects a $71.2 million and $65.0 million decrease in the average balance outstanding to $239.1 million and $259.6 million for the three and nine months ended March 31, 1998, respectively, compared to $310.3 million and $324.6 million for the prior year periods.

Interest Expense. Interest expense increased $3.8 million and $11.6 million for the three and nine months ended March 31, 1998, respectively, from $13.7 million and $38.5 million for the comparable 1997 periods. The increase was primarily attributable to an increase in total average deposits, primarily certificates of deposit, and FHLB of New York advances coupled with an increase in the Company's cost of funds. Interest expense also increased due to the issuance of the Trust Preferred securities. Average deposits and borrowings increased $196.0 million and $204.4 million for the three and nine months ended March 31, 1998, respectively, compared to the 1997 periods. The average rate paid on deposits, borrowings and Trust Preferred securities increased to 5.25% and 5.19% for the three and nine months ended March 31, 1998, respectively, from 4.94% and 4.83% for the comparable prior year periods.

Net Interest and Dividend Income. Net interest and dividend income for the three and nine months ended March 31, 1998 was $8.4 million and $24.7 million, respectively, reflecting an increase from $8.3 million and $24.2 million, respectively, recorded in the comparable prior year periods. The increase reflects the Company's growth in assets, primarily in investment securities and residential one- to four-family mortgage loans. The increase in net interest and dividend income was partially offset by the timing differences between the receipt of the proceeds from the Trust Preferred securities offering and full implementation of the Company's investment strategy. The net interest rate spread and net interest margin for the three months ended March 31, 1998 were 2.06% and 2.37%, respectively, a decline from 2.52% and 2.81%, respectively, during the comparable prior year period. Net interest rate spread and net interest margin were 2.18% and 2.43%, respectively, for the nine months ended March 31, 1998, compared to 2.65% and 2.89% for the comparable prior year period. For the three and nine months ended March 31, 1998, the decline in net interest rate spread and net interest margin was partially due to the addition of the Trust Preferred securities. The declines in the net interest rate spread and net interest margin were also attributable to the flat yield curve environment recently experienced in which higher yielding loans pre-paid at accelerated rates and were replaced by lower yielding loans. Since the Company's liabilities generally reprice more quickly than its assets, net interest rate spread and net interest margins will likely decrease if interest rates rise. In addition, the interest rate environment during the current year periods reflecting a flattening of the yield curve has contributed to compressed net interest margins for many financial institutions.

Provision for Loan Losses. The provision for loan losses for the three and nine months ended March 31, 1998 was $150,000 and $450,000, respectively, compared to $154,000 and $481,000 for the prior year periods. The allowance for loan losses at March 31, 1998 of $2.6 million was unchanged from the June 30, 1997 level. The allowance for loan losses as a percentage of non-performing loans was 66.84% at March 31, 1998, compared to 47.80% at June 30, 1997.

Non-Interest Income. For the three and nine months ended March 31, 1998 non-interest income was $949,000 and $2.0 million, respectively, compared to $469,000 and $1.3 million for the prior year periods. A gain of approximately $403,000 on the sale of $50 million of jumbo one- to four-family mortgage loans was reflected in the three month period ended March 31, 1998. For the nine months ended March 31, 1998 net gain on sales of loans also included a $91,000 gain recorded on an approximately $20 million loan sale. These loan sales have been undertaken to manage prepayment risk as part of the Company's asset/liability management strategy. In addition to these gains, growth in non-interest income was primarily attained through the introduction of charging non-customers for ATM transactions, fees recorded for the origination of loans provided to other investors and an increase in regular service charges.
Furthermore, for the nine months ended March 31, 1998, the increase was partially attributable to a decrease in the net loss from real estate operations. The net loss from real estate operations was $138,000 for the nine months ended March 31, 1998 compared to a net loss from real estate operations of $185,000 for the prior year period.

Non-Interest Expenses. The Company's non-interest expenses of $4.5 million for the three months ended March 31, 1998 were slightly above the $4.4 million of non-interest expenses recorded for the three months ended March 31, 1997.
Non-interest expenses were $13.0 million for the nine months ended March 31, 1998 compared to $18.0 million for the prior year period. The nine months ended March 31, 1997 included $4.8 million for the one-time SAIF recapitalization assessment. Excluding the effects of the SAIF assessment, non-interest expenses for the nine months ended March 31, 1998 are slightly lower than the comparable 1997 period. The Company's non-interest expenses as a percent of average assets declined to 1.22% and 1.23% for the three and nine months ended March 31, 1998, respectively, from 1.43% and 1.51% for the comparable prior year periods, excluding the SAIF assessment.

Income Tax Expense. Income tax expense for the three and nine months ended March 31, 1998 was $1.7 million and $4.8 million, respectively, compared to $1.6 million and $2.7 million for the three and nine months ended March 31, 1997. Excluding the effects of the one-time SAIF recapitalization assessment, income tax expense of $4.5 million was recorded for the prior year nine month period. The effective tax rate for the three and nine months ended March 31, 1998 was 35.3% and 36.1%, respectively. Excluding the effect of the one-time SAIF recapitalization assessment, the effective tax rate was 37.7% and 38.0% for the three and nine months ended March 31, 1997, respectively.

Analysis of Net Interest Income

The following table sets forth certain information relating to the Company's consolidated statements of financial condition and the consolidated statements of income for the three and nine months ended March 31, 1998 and 1997, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived from average daily balances. The average balance of loans receivable includes non-accruing loans. The yields and costs include fees which are considered adjustments to yields.

                                                                                Three Months Ended March 31,
                                                    ------------------------------------------------------------------------------
                                                                       1998                                      1997
                                                    ---------------------------------------     ----------------------------------
                                                           Average      Interest                  Average      Interest
                                                         Outstanding     Earned/    Yield/      Outstanding     Earned/    Yield/
                                                           Balance        Paid      Rate(1)       Balance        Paid      Rate(1)
                                                           -------        ----      -------       -------        ----      -------
                                                                                    (Dollars in thousands)
Interest-earning assets:
  One- to four-family mortgage loans.................    $  904,571       $16,448     7.27%        $761,867      $14,272     7.49%
  Commercial and multi-family real
    estate loans.....................................        58,882         1,320     8.97           54,342        1,232     9.07
  Consumer loans.....................................        47,487           945     8.07           35,823          808     9.15
                                                         ----------       -------                ----------      -------
    Total loans receivable...........................     1,010,940        18,713     7.40          852,032       16,312     7.66
  Mortgage-backed securities.........................       239,053         4,124     6.90          310,283        5,382     6.94
  Investment securities and other....................       168,474         3,088     7.33           17,683          307     6.95
                                                         ----------       -------                ----------      -------
    Total interest-earning assets....................     1,418,467       $25,925     7.31        1,179,998      $22,001     7.46
                                                                          =======                                =======
  Non-interest earning assets........................        56,464                                  54,834
                                                         ----------                              ----------
    Total assets.....................................    $1,474,931                              $1,234,832
                                                         ==========                              ==========

Deposits and borrowings:
 Money market and demand deposits....................   $    84,801     $     254     1.22%     $    79,908    $     245     1.25%
 Savings deposits....................................       165,103           892     2.19          172,560          950     2.23
 Certificates of deposit.............................       747,403        10,797     5.86          627,389        8,900     5.75
                                                        -----------      --------               -----------    ---------
   Total deposits....................................       997,307        11,943     4.86          879,857       10,095     4.65
 FHLB of New York advances...........................       233,568         3,520     6.11          169,305        2,565     6.15
 Other borrowings....................................        88,832         1,264     5.69           74,523        1,037     5.56
                                                        -----------      --------               -----------    ---------
   Total deposits and borrowings.....................     1,319,707        16,727     5.14        1,123,685       13,697     4.94
 Trust Preferred securities..........................        32,656           784     9.59              ---          ---     ---
                                                        -----------     ---------               -----------    ---------
    Total deposits, borrowings and Trust
        Preferred securities.........................     1,352,363       $17,511     5.25        1,123,685      $13,697     4.94
                                                                          =======                                =======
 Other liabilities...................................        18,674                                  18,194
                                                        -----------                             -----------
   Total liabilities.................................     1,371,037                               1,141,879
 Stockholders' equity................................       103,894                                  92,953
                                                        -----------                              ----------
   Total liabilities and stockholders' equity........    $1,474,931                              $1,234,832
                                                         ==========                              ==========

                                                                                Three Months Ended March 31,
                                                    ------------------------------------------------------------------------------
                                                                       1998                                      1997
                                                    ---------------------------------------     ----------------------------------
                                                           Average      Interest                  Average      Interest
                                                         Outstanding     Earned/    Yield/      Outstanding     Earned/    Yield/
                                                           Balance        Paid      Rate(1)       Balance        Paid      Rate(1)
                                                           -------        ----      -------       -------        ----      -------
                                                                                    (Dollars in thousands)
Net interest income and net interest rate
    spread...........................................                     $ 8,414     2.06%                     $  8,304     2.52%
                                                                          =======     ====                      ========     ====

Net interest-earning assets and net interest
    margin...........................................   $    66,104                   2.37%     $    56,313                  2.81%
                                                        ===========                   ====      ===========                  ====

Ratio of interest-earning assets to
    deposits, borrowings and Trust Preferred
        securities...................................        104.89%                                 105.01%
                                                       ============                            ============

(1)  Annualized.

                                                                                Nine Months Ended March 31,
                                                    -----------------------------------------------------------------------------
                                                                       1998                                      1997
                                                    ---------------------------------------     ---------------------------------
                                                           Average      Interest                  Average      Interest
                                                         Outstanding     Earned/    Yield/      Outstanding     Earned/  Yield/
                                                           Balance        Paid      Rate(1)       Balance        Paid    Rate(1)
                                                           -------        ----      -------       -------        ----    -------
                                                                                    (Dollars in thousands)
Interest-earning assets:
  One- to four-family mortgage loans.................    $  874,981       $48,301     7.36%        $682,337      $38,475     7.52%
  Commercial and multi-family real
    estate loans.....................................        57,024         3,854     9.01           53,405        3,679     9.19
  Consumer loans.....................................        44,018         2,754     8.33           35,088        2,472     9.38
                                                         ----------      --------                 ---------      -------
    Total loans receivable...........................       976,023        54,909     7.50          770,830       44,626     7.72
  Mortgage-backed securities.........................       259,604        13,463     6.91          324,573       16,893     6.94
  Investment securities and other....................       116,955         6,414     7.31           22,021        1,177     7.13
                                                         ----------      --------                ----------      -------
    Total interest-earning assets....................     1,352,582       $74,786     7.37        1,117,424      $62,696     7.48
                                                                          =======                                =======
  Non-interest earning assets........................        53,556                                  54,172
                                                         ----------                              ----------
    Total assets.....................................    $1,406,138                              $1,171,596
                                                         ==========                              ==========

Deposits and borrowings:
 Money market and demand deposits....................   $    82,767      $    751     1.21%     $    79,763     $    732     1.22%
 Savings deposits....................................       166,597         2,741     2.19          175,424        2,947     2.24
 Certificates of deposit.............................       732,465        32,306     5.88          604,761       25,859     5.70
                                                         ----------      --------                 ---------      -------
   Total deposits....................................       981,829        35,798     4.86          859,948       29,538     4.58
 FHLB of New York advances...........................       214,815         9,901     6.14          133,697        6,136     6.11
 Other borrowings....................................        69,148         3,028     5.75           67,797        2,824     5.47
                                                         ----------      --------                 ---------      -------
   Total deposits and borrowings.....................     1,265,792        48,727     5.13        1,061,442       38,498     4.83
 Trust Preferred securities..........................        19,439         1,391     9.54              ---          ---     ---
                                                         ----------      --------                 ---------      -------
    Total deposits, borrowings and Trust
        Preferred securities.........................     1,285,231       $50,118     5.19        1,061,442      $38,498     4.83
                                                                          =======                                =======
 Other liabilities...................................        20,029                                  18,376
                                                         ----------                             -----------
   Total liabilities.................................     1,305,260                               1,079,818
 Stockholders' equity................................       100,878                                  91,778
                                                         ----------                             -----------
   Total liabilities and stockholders' equity........    $1,406,138                              $1,171,596
                                                         ==========                              ==========

                                                                                Nine Months Ended March 31,
                                                    -----------------------------------------------------------------------------
                                                                       1998                                      1997
                                                    ---------------------------------------     ---------------------------------
                                                           Average      Interest                  Average      Interest
                                                         Outstanding     Earned/    Yield/      Outstanding     Earned/  Yield/
                                                           Balance        Paid      Rate(1)       Balance        Paid    Rate(1)
                                                           -------        ----      -------       -------        ----    -------
                                                                                    (Dollars in thousands)
Net interest income and net interest rate
    spread...........................................                     $24,668     2.18%                      $24,198     2.65%
                                                                          =======     ====                       =======     ====

Net interest-earning assets and net interest
    margin...........................................   $    67,351                   2.43%     $    55,982                  2.89%
                                                        ===========                   ====      ===========                  ====

Ratio of interest-earning assets to
    deposits, borrowings and Trust Preferred
        securities...................................        105.24%                                 105.27%
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

                                                             March 31,   June 30,
                                                               1998       1997
                                                              ------     ------
                                                            (Dollars in thousands)
Non-performing loans:
  One- to four-family ....................................    $2,790     $3,567
  Commercial and multi-family ............................       414      1,053
  Consumer ...............................................       759        865
                                                              ------     ------
    Total non-performing loans ...........................     3,963      5,485
                                                              ------     ------

Real estate owned, net ...................................     1,897        884
                                                              ------     ------
    Total non-performing assets ..........................     5,860      6,369

Restructured loans .......................................     1,424      1,451
                                                              ------     ------
    Total risk elements ..................................    $7,284     $7,820
                                                              ======     ======

Non-performing loans as a percentage of total loans ......      0.40%      0.59%
                                                              ======     ======
Non-performing assets as a percentage of total assets ....      0.40%      0.48%
                                                              ======     ======
Total risk elements as a percentage of total assets ......      0.50%      0.59%
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

Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowances will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to record additions to the allowance level based upon their assessment of the information available to them at the time of their examination. At March 31, 1998, the Company had a total allowance for loan losses of $2.6 million representing 66.84% of total non-performing loans.

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

At March 31, 1998, the Company's total deposits and borrowings maturing or repricing within one year exceeded its total interest-earning assets maturing or repricing within one year by $72.0 million, representing a one year negative gap of 4.96% of total assets. At June 30, 1997, the one year negative gap was 7.44% of total assets.

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

At March 31, 1998, the Bank's internally generated initial NPV was 9.76%. Following a 2% increase in interest rates, the Bank's "Post-Shock" NPV ratio was 7.26%. The change in the NPV ratio, or the Bank's Sensitivity Measure, was 2.50%. NPV is also measured internally on a consolidated basis. As of March 31, 1998, the Company's initial NPV ratio was 10.86%, the Post-Shock ratio was 8.38%, and the Sensitivity Measure was 2.48%. Variances between the Bank's and the Company's NPV ratios are attributable to balance sheet items which are adjusted during consolidation, such as intercompany borrowings and capital.

Internally generated NPV measurements are based on simulations which utilize institution specific assumptions and, as such, generally result in lower levels of presumed interest rate risk (i.e., higher Post-Shock NPV ratio and lower Sensitivity Measure) than OTS measurements indicate.

The OTS measures the Bank's IRR on a quarterly basis using data from the quarterly Thrift Financial Reports, coupled with non-institution specific assumptions which are based on national averages. As of December 31, 1997 (the latest date for which information is available), the Bank's initial NPV ratio, as measured by the OTS, was 8.26%. The Bank's Post-Shock ratio was 5.79% and the Sensitivity Measure was 2.47%.

In addition to monitoring NPV and gap, management also monitors the duration of assets and liabilities and the effects on net interest income resulting from parallel and non-parallel increases or decreases in rates.

At March 31, 1998, based on its internally generated simulation models, the Company's consolidated net interest income projected for one year forward would decrease 13.1% from the base case, or current market, as a result of an immediate and sustained 2% increase in interest rates. At June 30, 1997, the simulation models projected an 11.2% decrease in the Company's consolidated net interest income projected for one year forward, as a result of a 2% increase in interest rates.

Interest Rate Swaps. The Company had $100 million and $70 million in notional amount interest rate swap agreements outstanding at March 31, 1998 and June 30, 1997, respectively, on which the Company pays a fixed interest rate. The fixed interest rate paid ranged from 5.44% to 6.71% at March 31, 1998 compared to a range from 6.25% to 6.71% at June 30, 1997. The Company receives a floating interest rate based on three-month LIBOR, from the counter parties. At March 31, 1998 and June 30, 1997 three-month LIBOR was 5.71% and 5.78%, respectively.

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

Federal regulations require the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows. The current required percentage is 4% of net withdrawable deposits payable on demand or in one year or less and borrowings payable on demand or in one year or less both as of the end of the preceding calendar quarter. Liquid assets for purposes of this ratio includes cash, accrued interest receivable, certain time deposits, U.S. Treasury and Government agencies and other securities and obligations generally having remaining maturities of less than five years. All mortgage-backed securities are includable in liquid assets, as well. The Company's most liquid assets are cash and cash equivalents, short-term investments and mortgage-backed securities. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At March 31, 1998 and June 30, 1997, the Bank's liquidity ratios were 22.91% and 10.36%, respectively.

The Company uses its liquid resources principally to fund maturing certificates of deposit and deposit withdrawals, to purchase loans and securities, to fund existing and future loan commitments, and to meet operating expenses. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

In addition to cash provided by operating activities, the Company's cash needs for the nine months ended March 31, 1998 were provided by increased deposits.
Furthermore, proceeds from the Trust Preferred securities offering, principal repayments of mortgage-backed securities and sales of loans contributed to meeting the Company's cash needs. During this period, the cash provided was used for investing activities, which included the origination and purchase of loans and the purchase of investment securities. In addition to cash provided by operating activities, during the nine months ended March 31, 1997 the cash needs of the Company were principally provided by increased deposits and an increase in advances from the FHLB of New York and other borrowings. The cash provided was principally utilized for investing activities, which included the origination and purchase of loans.

Current regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percentage of risk adjusted assets; a leverage ratio of core capital to total adjusted assets; and a tangible capital ratio expressed as a percentage of total adjusted assets. As of March 31, 1998, the Bank substantially exceeded all regulatory capital standards (see Note 4. - Stockholders' Equity and Regulatory Capital, in the Notes to Consolidated Financial Statements).

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


                        PENNFED FINANCIAL SERVICES, INC.



Date: May 14, 1998         By: /s/ Joseph L. LaMonica
                               ----------------------
                               Joseph L. LaMonica
                               President and Chief
                                Executive Officer




Date: May 14, 1998         By: /s/ Lucy T. Tinker
                               ------------------
                               Lucy T. Tinker
                               Executive Vice President and
                               Chief Operating Officer
                               (Principal Financial Officer)





Date: May 14, 1998         By: /s/ Jeffrey J. Carfora
                               ----------------------
                               Jeffrey J. Carfora
                               Senior Vice President and
                               Chief Financial Officer
                               (Principal Accounting Officer)