Form 10-K
period 1998-06-30
PENNFED FINANCIAL SERVICES INC
filed 1998-09-25
CIK 920945

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the fiscal year ended June 30, 1998

                                     OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                For the transition period from ___________ to ____________

                         Commission file number 0-24040

                        PENNFED FINANCIAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                           Delaware                                               22-3297339
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)

       622 Eagle Rock Avenue, West Orange, New Jersey                             07052-2989
          (Address of principal executive offices)                                (Zip Code)

     Registrant's telephone number, including area code:                        (973) 669-7366

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

YES  X  NO ___

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

        The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the Nasdaq National Market as of September 11, 1998, was $90,496,000. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

        As of September 11, 1998, there were issued and outstanding 9,235,859 shares of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

        Part III of Form 10-K - Portions of the Proxy Statement for 1998 Annual Meeting of Stockholders.

                                   PART I

Item 1.  Business

General

PennFed Financial Services, Inc. ("PennFed" and with its subsidiaries, the "Company"), a Delaware corporation, was organized in March 1994 for the purpose of becoming the savings and loan holding company for Penn Federal Savings Bank ("Penn Federal" or the "Bank") in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank (the "Conversion"). PennFed owns all of the outstanding stock of the Bank. All references to the Company, unless otherwise indicated, prior to July 14, 1994 refer to the Bank and its subsidiaries on a consolidated basis. The Company's common stock is traded on the Nasdaq National Market Tier of the Nasdaq Stock Market under the symbol "PFSB."

PennFed and the Bank are subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision, Department of the Treasury ("OTS") and by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a member of the Federal Home Loan Bank ("FHLB") System and its deposits are insured up to applicable limits by the FDIC.

The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Company attracts deposits from the general public and uses such deposits, together with borrowings and other funds, to originate and purchase one- to four-family residential mortgage loans, and, to a lesser extent, commercial and multi-family real estate and consumer loans. See "-Originations, Purchases, Sales and Servicing of Loans." The Company also invests in mortgage-backed securities secured by one- to four-family residential mortgages, U.S. Government and agency obligations and other permissible investments.

The Company offers a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings, money market, and a variety of checking accounts, as well as certificate accounts. The Company generally solicits deposits in its primary market areas.

At June 30, 1998, the Company had total assets of $1.6 billion, deposits of $1.0 billion, borrowings of $362.0 million and stockholders' equity of $103.7 million.

At June 30, 1998, the Company's gross loan portfolio totaled $1.1 billion, including $971.7 million of one- to four-family residential first mortgage loans, $65.8 million of commercial and multi-family real estate loans and $54.1 million of consumer loans. In addition, on that date, the Company had $204.5 million of mortgage-backed securities and $193.4 million of other investment securities and FHLB of New York stock.

At June 30, 1998, the vast majority of the Company's first and second mortgage loans (excluding mortgage-backed securities) were secured by properties located in New Jersey. Of the loans secured by properties outside the State of New Jersey, the majority are one- to four-family loans and the balance are commercial and multi-family real estate loans. See "-Originations, Purchases, Sales and Servicing of Loans." The Company's revenues are derived primarily from interest on loans, mortgage-backed securities and investments, and income from service charges.

Penn Federal, through its wholly-owned subsidiary, Penn Savings Insurance Agency, Inc., offers insurance and uninsured non-deposit investment products to its customers. See "-Subsidiary Activities."

In October 1997, Penn Federal formed Ferry Development Holding Company, a Delaware operating subsidiary, to hold and manage its investment portfolio.

The administrative offices of the Company are located at 622 Eagle Rock Avenue, West Orange, New Jersey 07052-2989, and the telephone number at that address is
(973) 669-7366.

Forward-Looking Statements

When used in this Form 10-K and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake - and specifically declines any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Market Area

The Company's primary market areas are comprised of the Ironbound section of the City of Newark and surrounding urban communities, the suburban Essex County areas and selected areas of central/southern New Jersey, which are serviced through eighteen full service offices. Penn Federal was organized in the Ironbound section of Newark in 1941 and the home office of the Bank remains there. The City of Newark and immediately adjacent communities of East Newark and Harrison are primarily urban blue collar areas with two or more family dwellings and some manufacturing and industry. Deposits at Bank branches in these areas comprise 35% of total Bank deposits. The suburban Essex County area consists of communities with predominantly single family homes, and a white collar commuter population that works in New York or Newark, or engages in local retail trade or industry. Suburban Essex County is the Bank's largest market area, accounting for approximately 39% of total Bank deposits at June 30, 1998. Penn Federal's central/southern New Jersey branches are located in selected areas of Middlesex, Monmouth and northern Ocean counties. The central/southern region branches, with 26% of total Bank deposits, serve retirement populations and expanding townhouse, multi-family and single family home developments. The Bank also purchases a significant volume of one- to four-family residential loans secured by properties located primarily in New Jersey. See "-Originations, Purchases, Sales and Servicing of Loans."

Lending Activities

General. The Company primarily originates and purchases fixed and adjustable rate, one- to four-family first mortgage loans. The Company's general policy is to originate and purchase such mortgages with maturities between 10 and 30 years. Adjustable rate mortgage ("ARM") loans are originated and purchased in order to increase the percentage of loans with more frequent repricing than fixed-rate, one- to four-family mortgage loans. The Company underwrites mortgage loans generally using Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") guidelines, although loan amounts may exceed agency limits. See "-Loan Portfolio Composition" and "-One- to Four-Family Residential Mortgage Lending."

The Company also originates commercial and multi-family real estate loans and consumer loans. Such loans generally reprice more frequently, have shorter maturities, and/or have higher yields than fixed rate, one- to four-family mortgage loans. At June 30, 1998, the Company's total net loan portfolio was $1.1 billion.

Residential and consumer loan applications may be approved by various officers up to $1.3 million. Commercial and multi-family real estate loan applications are initially considered and approved at various levels of authority, depending on the amount of the loan. All commercial and multi-family real estate loans between $750,000 and $1.3 million must be approved by the Executive Loan Committee which consists of the President, certain executive officers and the Vice President of Commercial Lending. The approval of the Company's Board of Directors is required for all loans above $1.3 million.

The aggregate amount of loans that the Company is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Company could have invested in any one real estate project is generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation-Federal Regulation of Savings Associations." At June 30, 1998, the maximum amount which the Company could have lent to any one borrower and the borrower's related entities was approximately $16.7 million. The Company's current policy is to limit such loans to a maximum of 50% of the general regulatory limit or $5.0 million, whichever is less. At June 30, 1998, the Company did not have any loans or series of loans to one borrower with outstanding balances in excess of $2.8 million. See "-Commercial and Multi-Family Real Estate Lending." At June 30, 1998, the Company's largest group of loans to one borrower totaled $2.8 million and consisted of a single commercial real estate loan. The loan is secured by a retail plaza located in the center of Fort Lee, New Jersey. At June 30, 1998, there was a total of 17 loans or lender relationships in excess of $1.0 million, for a total amount of $28.1 million. At that date, all of these loans were performing in accordance with their respective repayment terms.

Loan Portfolio Composition. The following table sets forth the composition of the Company's loan portfolio at the dates indicated.

                                                                               June 30,
                                ---------------------------------------------------------------------------------------------------
                                        1998                 1997               1996                1995                1994
                                ---------------------------------------------------------------------------------------------------
                                  Amount    Percent    Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent
                                ---------------------------------------------------------------------------------------------------
                                                                       (Dollars in thousands)
First mortgage loans:
  One- to four-family(1)....... $  971,668   89.01%   $831,843   89.55%   $565,924   86.68%   $386,125   82.17%   $301,843   78.13%
  Construction.................         --      --          --      --          --      --          --      --         177    0.04
  Commercial and multi-family..     65,833    6.03      56,811    6.12      52,014    7.97      50,448   10.74      49,135   12.72
                                ---------------------------------------------------------------------------------------------------
    Total first mortgage loans.  1,037,501   95.04     888,654   95.67     617,938   94.65     436,573   92.91     351,155   90.89
                                ---------------------------------------------------------------------------------------------------
Other loans:
  Consumer loans:
    Second mortgages...........     27,232    2.49      23,665    2.55      23,912    3.66      21,105    4.49      22,532    5.83
    Home equity lines of credit     23,538    2.16      14,040    1.51       8,955    1.37       9,792    2.08      10,840    2.81
    Other......................      3,331    0.31       2,512    0.27       2,117    0.32       2,461    0.52       1,825    0.47
                                ---------------------------------------------------------------------------------------------------
      Total consumer loans.....     54,101    4.96      40,217    4.33      34,984    5.35      33,358    7.09      35,197    9.11
                                ---------------------------------------------------------------------------------------------------
      Total loans..............  1,091,602  100.00%    928,871  100.00%    652,922  100.00%    469,931  100.00%    386,352  100.00%
                                            ======              ======              ======              ======              ======
Add/(less):
  Loans in process.............         --                  --                  --                  --                 (44)
  Unamortized premiums, deferred
    loan fees, and other, net..      7,026               5,202               2,279                 606                 109
  Allowance for loan losses....     (2,776)             (2,622)             (2,630)             (2,860)             (3,060)
                                ---------------------------------------------------------------------------------------------------
    Total loans receivable, net $1,095,852            $931,451            $652,571            $467,677            $383,357
                                ===================================================================================================

(1) One- to four-family loans include loans held for sale of $565,000, $88,000 and $536,000 at June 30, 1998, 1996 and 1994, respectively. There were no loans held for sale at June 30, 1997 and 1995.

Loan Maturity. The following schedule sets forth the contractual maturity of the Company's loan portfolio as of June 30, 1998. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. Loans with balloon payments are also shown as amortizing to final maturity (i.e., when the balloon payment is due). All balances are shown on a gross basis and, thus, include no premium or discount adjustments. Savings account loans and overdraft checking balances, included in consumer loans, which have no stated final maturity are reported as due within one year. The table does not reflect the effects of possible prepayments or scheduled principal amortization.

                                                    After One    After Three  After Five   After Ten
                                         One Year    Through       Through     Through      Through        After
                                         or Less   Three Years   Five Years   Ten Years   Twenty Years  Twenty Years      Total
                                         -----------------------------------------------------------------------------------------
                                                                            (In thousands)
First mortgage loans:
One- to four-family................      $1,306      $ 3,020      $ 5,169      $50,164      $227,994      $684,015      $  971,668
Commercial and multi-family........       3,487        9,972        4,621       10,854        31,777         5,122          65,833
                                         -----------------------------------------------------------------------------------------
   Total first mortgage loans......       4,793       12,992        9,790       61,018       259,771       689,137       1,037,501

Consumer loans.....................       3,288        1,533        4,218        9,159        35,297           606          54,101
                                         -----------------------------------------------------------------------------------------
   Total loans, gross..............      $8,081      $14,525      $14,008      $70,177      $295,068      $689,743      $1,091,602
                                         =========================================================================================

Loans due after June 30, 1999, which have fixed interest rates amount to $637.2 million, while those with adjustable rates amount to $446.4 million, detailed as follows:

                                                        Due After June 30, 1999
                                               ------------------------------------------
                                                 Fixed        Adjustable         Total
                                               ------------------------------------------
                                                            (In thousands)
First mortgage loans:
One- to four-family......................      $596,768        $373,594        $  970,362
Commercial and multi-family..............        12,970          49,376            62,346
                                               ------------------------------------------
     Total first mortgage loans..........       609,738         422,970         1,032,708

Consumer loans...........................        27,439          23,374            50,813
                                               ------------------------------------------
     Total loans, gross..................      $637,177        $446,344        $1,083,521
                                               ==========================================


One- to Four-Family Residential Mortgage Lending. At June 30, 1998, the Company's one- to four-family residential mortgage loans totaled $971.7 million, or approximately 89.01% of the Company's gross loan portfolio. Residential loan originations are generated by the Company's in-house originations staff, marketing efforts, its present customers, walk-in customers and referrals from real estate agents, mortgage brokers and builders. The Company focuses its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences. During the fiscal year ended June 30, 1998, the Company originated $243.3 million of fixed rate real estate loans secured by one- to four-family residential real estate. ARM loans originated during fiscal 1998 totaled $40.3 million. Substantially all of the Company's one- to four-family residential mortgage originations are secured by properties located in the State of New Jersey.

During fiscal 1998, the Company had two correspondent relationships with other institutions through which it purchased $16.3 million of newly originated fixed and $73.6 million of newly originated adjustable rate one- to four-family residential first mortgages, most of which are secured by properties located in the State of New Jersey and a limited amount of which are secured by properties located in the Commonwealth of Pennsylvania. Those loans are underwritten by the correspondent institutions using the Company's guidelines and a portion of those loans are re-underwritten by the Bank on a test basis. All loans purchased are supported by customary representations and warranties provided by the correspondent institutions. See "-Originations, Purchases, Sales and Servicing of Loans."

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

Commercial and Multi-Family Real Estate Lending. The Company also engages in commercial and multi-family real estate lending in its market areas. At June 30, 1998, the Company had $65.8 million of commercial and multi-family real estate loans which represented 6.03% of the Company's gross loan portfolio. This amount includes less than $425,000 of lines of credit secured by non-real estate business assets. At June 30, 1998, the average per loan balance of the Company's commercial and multi-family real estate loans outstanding was $270,000.

The Company's commercial and multi-family real estate loan portfolio is secured primarily by apartment buildings, mixed-use buildings, small office buildings, restaurants, warehouses and strip shopping centers. Commercial and multi-family real estate loans typically have terms that do not exceed 15 years and have a variety of rate adjustment features and other terms. Generally, the loans are made in amounts up to 75% of the appraised value of the security property. Adjustable rate commercial and multi-family real estate loans normally provide for a margin over the U.S. Treasury security adjusted to a constant maturity of five years, with periodic adjustments after five years, or over the Prime Rate as reported in the Wall Street Journal. In underwriting these loans, the Company analyzes the current financial condition of the borrower, the borrower's credit history, and the reliability and predictability of the cash flow generated by the property securing the loan. The Company usually requires personal guarantees of the borrowers. Appraisals on properties securing commercial real estate loans originated by the Company are performed by independent appraisers approved by the Board of Directors. During fiscal 1998, the Company established a correspondent relationship with an unaffiliated bank in New Jersey as part of an overall effort to increase its commercial and multi-family real estate originations.

Commercial and multi-family real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial and multi-family real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (e.g., if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower's ability to repay the loan may be impaired.

Consumer Lending. The Company offers a variety of secured consumer loans, including home equity lines of credit, second mortgages, automobile loans, boat loans and loans secured by savings deposits. In addition, the Company offers unsecured overdraft checking protection. At June 30, 1998, the Company's total consumer loan portfolio was $54.1 million, or 4.96% of its gross loan portfolio, of which approximately 56% were fixed rate loans and 44% were adjustable rate loans. The Company currently originates substantially all of its consumer loans in its primary market areas. Since 1992, the Company has originated consumer loans only on a direct basis, where the Company extends credit directly to the borrower. Prior to that date, the Company purchased second mortgages from various affiliated and unaffiliated third parties. At June 30, 1998, the Company had $2.4 million in purchased second mortgages, of which $524,000 were non-performing at that date. See "-Non-Performing Assets and Classified Assets."

The Company originates adjustable rate home equity lines of credit and fixed rate second mortgage loans generally up to $125,000. Home equity lines of credit and second mortgage loans together with loans secured by all prior liens, are generally limited to 75% or less of the appraised value of the property securing the loan. Second mortgage loans have a maximum term of up to 15 years. Home equity lines of credit may have varying terms up to 20 years. These loans are underwritten utilizing criteria similar to the Company's first mortgage loans. As of June 30, 1998, second mortgage loans and home equity lines of credit amounted to $50.8 million or 4.65% of the Company's gross loan portfolio.

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

Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles and boats. In such cases, any repossessed collateral from a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Originations, Purchases, Sales and Servicing of Loans

For the fiscal year ended June 30, 1998, the Company originated $340.2 million of loans, compared to $173.5 million and $143.0 million in fiscal 1997 and 1996, respectively. Mortgage loan originations are handled by employees of the Company. Separate origination facilities are not maintained.

During the fiscal years ended June 30, 1998, 1997 and 1996, the Company purchased $89.9 million, $195.5 million and $132.2 million of one-to four-family residential first mortgage loans, respectively, primarily through correspondent relationships with other institutions. The purchased loans represent both fixed and adjustable rate one-to four-family first mortgages secured by properties primarily located throughout New Jersey. During fiscal 1998 and 1997, a limited amount of loans secured by properties located in the Commonwealth of Pennsylvania were purchased. All loans are purchased on a non-recourse basis.

The increase in one- to four-family loan originations in fiscal 1998 was primarily due to the Company's intentional reduction of its dependency on correspondent relationships. In addition, in-house originations were positively impacted during the latter part of fiscal 1998 due to a lower interest rate environment.

From time to time, the Company sells one-to four-family first mortgage loans, without recourse, to FHLMC and other secondary market purchasers. The Company sold loans in aggregate amounts of $76.2 million, $585,000 and $273,000 during the years ended June 30, 1998, 1997 and 1996, respectively.

When loans are sold, the Company may retain the responsibility for servicing the loans or may sub-service the loans for a short term period. The Company receives a fee for performing these services. The Company serviced for others one-to four-family mortgage loans with an aggregate outstanding principal balance of $110.9 million, $78.8 million and $89.2 million at June 30, 1998, 1997 and 1996, respectively.

The following table sets forth the activity in the Company's loan portfolio for the years indicated.

                                                                             Year ended June 30,
                                                                  ------------------------------------------
                                                                     1998            1997             1996
                                                                  ------------------------------------------
                                                                               (In thousands)
Net loans receivable at beginning of year......................   $  931,451       $652,571         $467,677
Plus:
        Loans originated:
                One- to four-family............................      283,666        141,736          119,583
                Commercial and multi-family real estate........       18,901         12,225            7,477
                Consumer.......................................       37,595         19,501           15,966
                                                                  ------------------------------------------
                        Total loans originated.................      340,162        173,462          143,026
                                                                  ------------------------------------------
        One- to four-family loans purchased....................       89,910        195,514          132,238
                                                                  ------------------------------------------
                        Total loans originated and purchased...      430,072        368,976          275,264
Less:
        One- to four-family loans sold.........................       76,196            585              273
        Loan principal payments and other, net.................      187,360         87,821           88,557
        Loans transferred to real estate owned.................        2,115          1,690            1,540
                                                                  ------------------------------------------
Net loans receivable at end of year............................   $1,095,852       $931,451         $652,571
                                                                  ==========================================


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

At June 30, 1998, the Company's loans delinquent 60 to 89 days totaled $1.5 million of which $1.1 million were one-to four-family mortgage loans, $274,000 were commercial and multi-family loans, and $93,000 were consumer loans.

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

                                                                             At June 30,
                                                       --------------------------------------------------------
                                                        1998        1997        1996        1995         1994
                                                       --------------------------------------------------------
                                                                      (Dollars in thousands)
Non-accruing loans:
 One- to four-family...........................        $2,575      $3,567      $4,009      $3,040      $  5,739
 Construction .................................            --          --          --          --           132
 Commercial and multi-family ..................           414       1,053         913       1,090         1,966
 Consumer .....................................           753         865       1,264       1,435         2,021
                                                       --------------------------------------------------------
   Total non-accruing loans ...................         3,742       5,485       6,186       5,565         9,858

Real estate owned, net.........................         1,643         884       1,083       1,177         1,469
                                                       --------------------------------------------------------
   Total non-performing assets.................         5,385       6,369       7,269       6,742        11,327

Restructured loans.............................         1,415       1,451       2,340       2,922         2,289
                                                       --------------------------------------------------------
   Total risk elements.........................        $6,800      $7,820      $9,609      $9,664       $13,616
                                                       ========================================================
Non-accruing loans as a percentage
   of total loans..............................          0.34%       0.59%       0.95%       1.18%         2.55%
                                                       ========================================================
Non-performing assets as a percentage
   of total assets.............................          0.35%       0.48%       0.67%       0.78%         1.67%
                                                       ========================================================
Total risk elements as a percentage
   of total assets.............................          0.44%       0.59%       0.88%       1.11%         2.00%
                                                       ========================================================

For the year ended June 30, 1998, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $167,000, none of which was included in interest income during this period.

For the year ended June 30, 1998, gross interest income which would have been recorded had the restructured loans paid in accordance with their original terms amounted to $162,000. For the year ended June 30, 1998, the actual amount included in interest income, which was paid in accordance with the modified loan terms, was $131,000.

Non-Performing Assets. Non-accruing loans at June 30, 1998 were comprised of 35 one- to four-family loans aggregating $ 2.6 million, 28 consumer loans aggregating $753,000 and two commercial and multi-family real estate loans totaling $414,000.

Real estate owned at June 30, 1998 included eight one- to four-family properties totaling $731,000, the largest of which had a net book value of $267,000, and two commercial properties with a total net book value of $912,000.

Restructured Loans. In the normal course of business the Company has restructured the terms of certain loans. At June 30, 1998, restructured loans consisted of two commercial real estate loans with individual book balances of $750,000 and $665,000. These loans have been performing in accordance with their modified terms.

Other Loans of Concern. As of June 30, 1998, there were $1.4 million of other loans not included in the table or discussed above where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future. Set forth below is a description of other loans of concern with book values of $1.0 million or greater.

Included in other loans of concern at June 30, 1998 are six loans to one borrower and one loan to an affiliated party totaling $1.0 million acquired in the 1989 acquisition of First Federal Savings and Loan Association of Montclair. The six loans consist of one commercial real estate loan of $445,000, four one-to four-family loans totaling $227,000 and an $82,000 line of credit. The loan to an affiliated party consists of a commercial real estate loan of $267,000. All of these loans are secured by properties located in New Jersey. The commercial real estate loans are secured by mixed-use properties consisting of retail stores and apartments located in Essex County, New Jersey. All of these loans were originated from 1985 to 1989 with thirty year terms. At June 30, 1998, all of these loans were performing in accordance with their respective repayment terms. However, the Company continues to monitor these loans due to their periodic delinquencies.

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

In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews the assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of its assets at June 30, 1998, the Bank's classified assets, including real estate owned, totaled $6.7 million, with $6.2 million classified as substandard and $479,000 classified as loss. Total classified assets represent 6.5% of the Company's stockholders' equity and 0.4% of the Company's total assets.

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

The following table sets forth an analysis of the Company's allowance for loan losses at, and for, the dates indicated.

                                                                        Year ended June 30,
                                                      ------------------------------------------------------
                                                       1998        1997        1996        1995       1994
                                                      ------------------------------------------------------
                                                                     (Dollars in thousands)
                                                      ------------------------------------------------------
Balance at beginning of year......................    $2,622      $2,630      $2,860      $3,060      $3,126
Charge-offs:
  One- to four-family.............................      (306)       (392)       (195)       (267)       (489)
  Commercial and multi-family.....................       (44)       (147)       (508)       (223)        (93)
  Consumer........................................       (96)       (146)       (238)       (279)       (395)
                                                      ------------------------------------------------------
                                                        (446)       (685)       (941)       (769)       (977)
                                                      ------------------------------------------------------
Recoveries:
  One- to four-family.............................        --          --          --          --          28
  Commercial and multi-family.....................        --          --         101          --          --
  Consumer........................................        --          42          --          --          --
                                                      ------------------------------------------------------
                                                          --          42         101          --          28
                                                      ------------------------------------------------------
Net charge-offs...................................      (446)       (643)       (840)       (769)       (949)
Additions charged to operations...................       600         635         610         569         883
                                                      ------------------------------------------------------
Balance at end of year............................    $2,776      $2,622      $2,630      $2,860      $3,060
                                                      ======================================================

Ratio of net charge-offs during the year
  to average loans outstanding during
  the year........................................      0.04%       0.08%       0.16%       0.19%       0.25%
                                                      ======================================================
Ratio of allowance for loan losses to
  total loans at end of year......................      0.25%       0.28%       0.40%       0.61%       0.79%
                                                      ======================================================
Ratio of allowance for loan losses to
  non-accruing  loans at end of year..............     74.18%      47.80%      42.52%      51.39%      31.04%
                                                      ======================================================

The distribution of the Company's allowance for loan losses at the dates indicated is summarized in the following table. The portion of the allowance allocated to each loan category does not necessarily represent the total available for possible future losses within that category since the total allowance is applicable to the entire loan portfolio.

                                                                         June 30,
                         ---------------------------------------------------------------------------------------------------------
                               1998                   1997                 1996                  1995                  1994
                         ----------------      -----------------    ------------------    -----------------     -----------------
                               Percent of             Percent of            Percent of           Percent of            Percent of
                                 Loans in               Loans in              Loans in             Loans in              Loans in
                                     Each                   Each                  Each                 Each                  Each
                                 Category               Category              Category             Category              Category
                                 to Total               to Total              to Total             to Total              to Total
                         Amount     Loans      Amount      Loans     Amount      Loans     Amount     Loans      Amount     Loans
                         ---------------------------------------------------------------------------------------------------------
                                                                   (Dollars in thousands)
One- to
  four-family..........  $1,502     89.01%     $1,463     89.55%     $1,290     86.68%     $  657     82.17%     $  726     78.17%
Commercial and
  multi-family
  real estate..........     740      6.03         654      6.12         782      7.97       1,602     10.74       1,726     12.72
Consumer...............     534      4.96         505      4.33         558      5.35         601      7.09         608      9.11
                         ---------------------------------------------------------------------------------------------------------
  Total................  $2,776    100.00%     $2,622    100.00%     $2,630    100.00%     $2,860    100.00%     $3,060    100.00%
                         =========================================================================================================

                                       11

Investment Activities

The Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained its liquid assets above the minimum requirements imposed by the OTS regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. As of June 30, 1998, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable deposit accounts and current borrowings) was 24.50%. See "Regulation-Liquidity."

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

At June 30, 1998, the Company had a securities portfolio consisting principally of U.S. Government obligations and securities of various federal agencies, including mortgage-backed securities. These investments carry a low risk weighting for OTS risk-based capital purposes, generally satisfy OTS liquid-asset requirements and are of relatively short duration. See "Regulation-Regulatory Capital Requirements" and "Regulation-Liquidity."

Investment Securities. At June 30, 1998, the Company's investment securities (including a $15.1 million investment in FHLB of New York stock) totaled $193.4 million, or 12.5 % of its total assets. It is the Company's general policy to purchase U.S. Government securities and federal agency obligations and other investment grade securities in accordance with its strategic objectives, including, but not limited to, achieving growth, yield and interest rate risk measurement targets. During fiscal 1998, PennFed invested in certain non-investment grade Trust preferred securities of other financial institutions. At June 30, 1998, PennFed held $11.2 million of such securities.

OTS regulations restrict investments in corporate debt and equity securities by the Bank. See "Regulation-Federal Regulation of Savings Associations" for a discussion of additional restrictions on the Company's investment activities.

The following table indicates the composition of the investment securities portfolio, excluding FHLB of New York stock, based on the final maturities of each investment. At June 30, 1998, the weighted average life of this portfolio was 0.9 years, based on the shorter of the remaining maturity, next repricing date or initial call date.

                                                                   June 30, 1998
                                   ---------------------------------------------------------------------------------------
                                                   After          After
                                                  One Year      Five Years       After                  Total
                                    One Year       Through       Through          Ten                 Investment
                                    or Less      Five Years     Ten Years        Years                Securities
                                   ------------------------------------------------------      ---------------------------
                                   Book Value    Book Value     Book Value     Book Value      Book Value     Market Value
                                   ---------------------------------------------------------------------------------------
                                                              (Dollars in thousands)
U.S. Government and
  agency obligations............     $ --          $  --          $95,000        $71,969        $166,969        $166,985
Obligations of states and
  political subdivisions........      100             40               --             --             140             147
Trust Preferred
  securities....................       --             --               --         11,201          11,201          11,611
                                   ---------------------------------------------------------------------------------------
Total investment
  securities....................     $100            $40          $95,000        $83,170        $178,310        $178,743
                                   =======================================================================================
Weighted average yield at
  year end......................     5.70%         10.38%            7.10%          7.30%           7.19%
                                   =======================================================================================

                                      12

The Company's investment securities portfolio at June 30, 1998 did not contain securities of any issuer or tax-exempt securities with an aggregate book value in excess of 10% of the Company's retained earnings, excluding those issued by the U.S. Government or its agencies.

The Company's investments, including the mortgage-backed securities portfolio, are managed in accordance with a written investment policy adopted by the Board of Directors.

At June 30, 1998, there were no investment securities held for sale.

Mortgage-Backed Securities. The Company, from time to time, purchases mortgage-backed securities in accordance with its strategic objectives, including, but not limited to, achieving growth, yield and interest rate risk measurement targets. No purchases were made in fiscal 1998 or 1997. At June 30, 1998, mortgage-backed securities totaled $204.5 million, or 13.2% of the Company's total assets, of which approximately 24% consisted of adjustable rate securities. The type of securities purchased is based upon the Company's asset/liability management strategy and balance sheet objectives. Most of the mortgage-backed securities purchased by the Company over the last several years were secured by loans with five or seven year balloon terms, 15 year fixed rate terms or one and three year adjustable rate terms. The Company's current investment strategy emphasizes mortgage-backed securities with high credit quality and relatively short duration. The Company has invested primarily in federal agency securities, principally those of the Government National Mortgage Association ("GNMA"), FHLMC and FNMA.

The following table indicates the composition of the mortgage-backed securities portfolio, excluding unamortized premiums, based on the final maturities of each security.

                                                                  June 30, 1998
                                  ---------------------------------------------------------------------------------
                                       After            After
                                    One Year       Five Years             After                   Total
                                     Through          Through               Ten              Mortgage-backed
                                  Five Years        Ten Years             Years                Securities
                                  ---------------------------------------------        ----------------------------
                                  Book Value       Book Value        Book Value        Book Value      Market Value
                                  ---------------------------------------------------------------------------------
                                                             (Dollars in thousands)
GNMA..........................       $   109          $ 1,109          $  1,787          $  3,005          $  3,195
FHLMC.........................        41,860           18,057            63,527           123,444           125,931
FNMA..........................        15,982           13,391            47,646            77,019            78,601
CMOs/REMICs...................            --               --               400               400               401
                                  ---------------------------------------------------------------------------------
  Total mortgage-backed
    securities................       $57,951          $32,557          $113,360          $203,868          $208,128
                                  =================================================================================
Weighted average yield at
  year end....................          6.79%            7.15%             7.28%             7.12%
                                   ================================================================================

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

Collateralized Mortgage Obligations ("CMOs") are special types of pass-through debt in which the stream of principal and interest payments on the underlying mortgages or mortgage-backed securities is used to create classes with different maturities and, in some cases, amortization schedules, as well as a residual interest, with each such class possessing different risk characteristics. Real Estate Mortgage Investment Conduits ("REMICs") are similar, except REMICs are typically issued by a special purpose entity, such as a trust, corporation or partnership which pools pass-through securities to create different classes. Management believes these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity and repayment options available through such investments. The CMOs and REMICs acquired by the Company are not interest only or principal only or residual interests. The Company held $400,000 of CMOs and REMICs at June 30, 1998.

The following table sets forth the Company's mortgage-backed securities purchase and repayment activities for the years indicated.

                                                                 Year ended June 30,
                                                  ------------------------------------------------
                                                    1998                1997               1996
                                                  ------------------------------------------------
                                                                   (In thousands)
Mortgage-backed securities, net:
  At beginning of year.........................   $288,539            $346,068            $319,436
  Securities purchased.........................         --                  --              99,085
Less:
  Principal repayments.........................     83,775              57,266              72,028
  Amortization of premiums.....................        312                 263                 425
                                                  ------------------------------------------------
  At end of year...............................   $204,452            $288,539            $346,068
                                                  ================================================


The following table sets forth the composition of the Company's investment and mortgage-backed securities portfolios at the dates indicated.


                                                                                    June 30,
                                      ---------------------------------------------------------------------------------------------
                                                    1998                              1997                         1996
                                      --------------------------------- ------------------------------ ----------------------------
                                                               Percent                        Percent                       Percent
                                                               of Total                       of Total                      of Total
                                         Book      Market       Book      Book       Market     Book    Book      Market       Book
                                        Value      Value        Value     Value      Value     Value    Value     Value       Value
                                      ---------------------------------------------------------------------------------------------
                                                                           (Dollars in thousands)
Investment securities:
  U.S. Government and
    agency obligations ............    $166,969   $166,985    86.35%  $  34,999   $  35,125    73.37%  $  20,997   $  21,183  71.57%
  Obligations of states and
    political subdivisions.........         140        147     0.07         291         307     0.61         291         319   0.99
  Trust Preferred securities.......      11,201     11,611     5.79          --          --       --          --          --     --
                                       ---------------------------------------------------------------------------------------------
    Total investment securities         178,310    178,743    92.21      35,290      35,432    73.98      21,288      21,502  72.56
  FHLB of New York stock...........      15,065     15,065     7.79      12,413      12,413    26.02       8,052       8,052  27.44
                                       ---------------------------------------------------------------------------------------------
    Total investment securities and
      FHLB of New York stock.......    $193,375   $193,808  100.00%   $  47,703   $  47,845   100.00%  $  29,340   $  29,554 100.00%
                                       =============================================================================================
Weighted average life of investment
securities excluding
  FHLB of New York stock (1).......              0.9 years                         1.0 year                        2.5 years

Mortgage-backed securities:
  GNMA.............................    $  3,005   $  3,195    1.47%     $  3,993    $  4,205    1.38%   $  4,904    $  5,090   1.42%
  FHLMC............................     123,444    125,931   60.38       184,028     186,350   63.78     221,777     221,240  64.09
  FNMA.............................      77,019     78,601   37.67        98,684      99,632   34.20     115,896     115,603  33.49
  CMOs/REMICs......................         400        401    0.19           938         938    0.33       1,348       1,342   0.39
  Other pass-through securities(2).          --         --      --            --          --      --         984       1,056   0.28
                                       ---------------------------------------------------------------------------------------------
                                        203,868    208,128   99.71       287,643     291,125   99.69     344,909     344,331  99.67
   Unamortized premiums, net.......         584         --    0.29           896          --    0.31       1,159         --    0.33
                                       ---------------------------------------------------------------------------------------------
     Total mortgage-backed
       securities..................    $204,452   $208,128  100.00%     $288,539    $291,125  100.00%   $346,068    $344,331 100.00%
                                       =============================================================================================
-------------

(1) The weighted average life of investment securities is based on the shorter of the remaining maturity, next repricing date or initial call date.

(2) Other pass-through securities is composed of an A-rated privately issued pass-through security.

                                       14

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

Deposits. The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of savings, money market and demand deposit accounts, as well as certificate accounts currently ranging in terms up to 60 months. The Company solicits deposits primarily from its market areas and relies primarily on product mix, competitive pricing policies, advertising, customer service and customer relationships to attract and retain deposits. In the latter part of fiscal 1997, the Company initiated a program to solicit short term deposits from municipalities in its market areas. As of June 30, 1998, certificates of deposit from municipalities totaled $70.2 million.

The variety of deposit accounts offered by the Company has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Company endeavors to manage the pricing of its deposits in keeping with its asset/liability management, liquidity and profitability objectives. In this regard, the Company has from time-to-time paid slightly higher rates than its competitors to attract certificates of deposit. Based on its experience, the Company believes that its savings, money market and demand deposit accounts are relatively stable sources of deposits. However, the ability of the Company to attract and maintain certificates of deposit and the rates paid on these deposits has been and will continue to be significantly affected by market conditions, including general economic conditions, changes in interest rates and competition. At June 30, 1998 and 1997, the Company had $1.0 million of brokered deposits. See Item 8 - Financial Statements - Note I - Deposits - of the Notes to Consolidated Financial Statements.

The following table sets forth the deposit flows of the Company during the periods indicated.

                                                 Year ended June 30,
                                       -----------------------------------------
                                          1998            1997           1996
                                       -----------------------------------------
                                               (Dollars in thousands)
Opening balance.....................   $  918,160      $836,416        $713,524
Net deposits (withdrawals)..........       68,152        47,233          93,407
Interest credited ..................       41,788        34,511          29,485
                                       -----------------------------------------
Ending balance .....................   $1,028,100      $918,160        $836,416
                                       =========================================
Net increase........................   $  109,940      $ 81,744        $122,892
                                       =========================================
Percent increase....................        11.97%         9.77%          17.22%
                                       =========================================


The following table indicates the amount of the Company's certificates of deposit by time remaining until maturity as of June 30, 1998.

                                                                                     Maturity
                                                        ------------------------------------------------------------------------
                                                                         Over            Over            Over
                                                         3 Months        3 to 6          6 to 12           12
                                                         or Less         Months          Months          Months          Total
                                                        ------------------------------------------------------------------------
                                                                                  (In thousands)
Certificates of deposit less than $100,000......        $129,172        $143,475        $177,033        $168,652        $618,332
Certificates of deposit of $100,000 or more.....          82,933          23,117          19,017          25,250         150,317
                                                        ------------------------------------------------------------------------
Total certificates of deposit...................        $212,105        $166,592        $196,050        $193,902        $768,649
                                                        ========================================================================

Borrowings. Although deposits are the Company's primary source of funds, the Company's policy has been to utilize borrowings when they are a less costly source of funds, can be invested at a positive interest rate spread, when the Company desires additional capacity to fund loan demand or to extend the life of its liabilities.

The Company's borrowings historically have consisted of advances from the FHLB of New York, and to a lesser extent, reverse repurchase agreements. FHLB of New York advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.

The following table sets forth the maximum month-end balance, average balance and weighted average cost of FHLB of New York advances and other borrowings for the periods indicated.

                                                                                 Year ended June 30,
                                                                       -------------------------------------------
                                                                          1998            1997             1996
                                                                       -------------------------------------------
                                                                                  (In thousands)
Maximum balance for the year ended:
  FHLB of New York advances ........................................   $240,465        $205,465        $105,000
  Other borrowings:
     Overnight repricing lines of credit............................   $ 50,000        $ 46,610        $ 46,650
     FHLB of New York one-month overnight repricing
       line of credit...............................................     35,000          15,000          20,000
     Reverse repurchase agreements callable or maturing
       within one year..............................................     49,925          30,100          10,000
     Reverse repurchase agreements maturing after one year..........     29,875          10,000              --
                                                                       --------        --------       ---------
        Total other borrowings .....................................   $164,800        $101,710       $  76,650
                                                                       ========        ========       =========
Average balance for the year ended:
  FHLB of New York advances ........................................   $218,568        $147,945       $  65,625
  Other borrowings:
     Overnight repricing lines of credit............................   $ 24,620        $ 29,537       $  23,101
     FHLB of New York one-month overnight repricing
       line of credit...............................................      4,401           8,886           4,141
     Reverse repurchase agreements callable or maturing
       within one year..............................................     23,091          24,244           2,604
     Reverse repurchase agreements maturing after one year..........     21,487           5,417              --
                                                                       --------        --------       ---------
       Total other borrowings.......................................   $ 73,599        $ 68,084       $  29,846
                                                                       ========        ========       =========

Balance at June 30:
  FHLB of New York advances.........................................   $230,465        $205,465       $ 105,000
  Other borrowings:
     Overnight repricing lines of credit............................   $ 41,700        $ 32,650       $  36,700
     FHLB of New York one-month overnight repricing
       line of credit...............................................     10,000          10,000           5,000
     Reverse repurchase agreements callable or maturing
       within one year..............................................     49,925          30,100              --
     Reverse repurchase agreements maturing after one year..........     29,875          10,000              --
                                                                       --------        --------       ---------
       Total other borrowings.......................................   $131,500        $ 82,750       $  41,700
                                                                       ========        ========       =========

Weighted average cost of funds for the year ended:
  FHLB of New York advances.........................................       6.13%           6.14%           5.83%
  Other borrowings:
     Overnight repricing lines of credit ...........................       5.75%           5.47%           5.61%
     FHLB of New York one-month overnight repricing
       line of credit...............................................       5.85%           5.48%           5.35%
     Reverse repurchase agreements callable or maturing
       within one year..............................................       5.59%           5.50%           5.81%
     Reverse repurchase agreements maturing after one year..........       6.06%           6.24%             --

Weighted average cost of funds at June 30:
  FHLB of New York advances.........................................       6.06%           6.13%           5.93%
  Other borrowings:
     Overnight repricing lines of credit............................       6.25%           6.63%           5.69%
     FHLB of New York one-month overnight repricing
       line of credit...............................................       6.13%           6.38%           5.63%
     Reverse repurchase agreements callable or maturing
        within one year.............................................       5.35%           5.74%             --
     Reverse repurchase agreements maturing after one year..........       5.93%           6.24%             --

                                       16

Trust Preferred Securities. During fiscal 1998, the Company formed a wholly-owned trust subsidiary, PennFed Capital Trust I (the "Trust"). Effective October 21, 1997, the Trust sold $34.5 million of 8.90% cumulative trust preferred securities to the public which are reflected on the Consolidated Statement of Financial Condition as Guaranteed Preferred Beneficial Interest in the Company's Junior Subordinated Debentures (the "Trust Preferred securities"). The Trust used the proceeds from the sale of the Trust Preferred securities to purchase 8.90% junior subordinated deferrable interest debentures issued by PennFed. The Company used the proceeds from the junior subordinated debentures for general corporate purposes, including a $20 million capital contribution to the Bank to support future growth.

Subsidiary Activities

As a federally chartered savings association, Penn Federal is permitted by OTS regulations to invest up to 2% of its assets, or $30.9 million at June 30, 1998, in the stock of, or loans to, service corporation subsidiaries. As of such date, the net book value of Penn Federal's investment in its service corporation was $10,800. Penn Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes and up to 50% of its total capital in conforming loans to service corporations in which it owns more than 10% of the capital stock. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal association may engage in directly. As of June 30, 1998, the Bank's investment in its operating subsidiary was $425.7 million.

Penn Federal currently has a single service corporation, which is known as Penn Savings Insurance Agency, Inc. ("PSIA"). PSIA offers insurance and uninsured non-deposit investment products to the Company's customers and members of the general public.

In October 1997, Penn Federal formed Ferry Development Holding Company, a Delaware operating subsidiary, to hold and manage its investment portfolio.

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

                                  REGULATION

General

Penn Federal is a federally chartered savings bank, the deposits of which are federally insured up to applicable limits. Accordingly, the Bank is subject to comprehensive federal regulation and oversight extending to all its operations. Penn Federal is a member of the FHLB of New York and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of Penn Federal, PennFed is also subject to federal regulation and oversight. The purpose of the regulation of PennFed and other savings and loan holding companies is to protect subsidiary savings associations. The Bank is a member of the Savings Association Insurance Fund ("SAIF") and the deposits of Penn Federal are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Bank. For purposes of the "Regulation" discussion, the terms "savings bank," "savings association" and "savings institution" would apply to the Bank.

Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

Federal Regulation of Savings Associations

The OTS has extensive authority over the operations of savings associations. As part of this authority, Penn Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of the Bank were as of September 1997 and May 1992, respectively.

All savings associations are subject to a semi-annual OTS assessment, based upon the savings association's total assets and supervisory evaluation. The Bank's OTS assessment for the fiscal year ended June 30, 1998 was $245,000.

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

In addition, the investment, lending and branching authority of Penn Federal is prescribed by federal laws, and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. At June 30, 1998, the Bank was in compliance with each of these restrictions. Federal savings associations meeting the Qualified Thrift Lender Test or comparable requirement are also generally authorized to branch nationwide. See "-- Qualified Thrift Lender Test."

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

The FDIC's SAIF deposit premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, based upon their level of capital and supervisory evaluation. The current SAIF premium schedule ranges from 0.00% to 0.27% of deposits. Under the system, institutions classified as well capitalized (generally those institutions with a core capital ratio of at least 5% and a risk-based capital ratio of at least 10%) and considered financially sound with only a few weaknesses pay the lowest premium, while institutions that are less than adequately capitalized and considered to pose a substantial risk of loss to the SAIF, pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period. The Bank has been notified by the FDIC that for the semi-annual assessment period beginning July 1, 1998, it will be assessed insurance premiums at an annual rate of 0.00%. In addition to the SAIF assessment, the FDIC is authorized to collect an assessment against SAIF-assessable deposits to be paid to the Financing Corporation ("FICO"). The actual FICO assessment rate that is applied to deposits is not tied to the FDIC risk classification and is determined on a quarterly basis. For the quarterly period beginning July 1, 1998, the Company's FICO assessment rate is 0.061% of deposits, on an annualized basis.

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

The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained earnings, and certain noncumulative perpetual preferred stock. In addition, all intangible assets, other than certain amounts of mortgage servicing rights, must be deducted from assets and capital for calculating compliance with the requirements. At June 30, 1998, Penn Federal had $13.5 million of intangible assets other than qualifying mortgage servicing rights.

The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consoli-dated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries, the debt and equity investments in such subsidiaries are fully deducted from assets and capital. The Bank has two subsidiaries, Penn Savings Insurance Agency, Inc. and Ferry Development Holding Co., both of which are includable subsidiaries.

At June 30, 1998, Penn Federal had tangible capital of $108.6 million, or 7.09% of adjusted total assets, which was approximately $85.6 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets up to 25% of adjusted total assets. At June 30, 1998, Penn Federal had $0.2 million of intangibles which were subject to these tests. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio.

At June 30, 1998, Penn Federal had core capital equal to $108.8 million, or 7.11% of adjusted total assets, which was approximately $47.6 million above the 4% ratio required to be considered adequately capitalized.

The OTS risk-based capital requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of selected items, such as certain permanent and maturing capital instruments that do not qualify as core capital and allowances for loan and lease losses up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. At June 30, 1998, the Bank had no capital instruments that qualify as supplementary capital and had $2.5 million of allowances for loan and lease losses, all of which was included since it was less than 1.25% of risk-weighted assets.

Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital, in addition to the adjustments required for calculating core capital. Such exclusions consist of equity investments (as defined by regulation), that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. At June 30, 1998, Penn Federal had $50,000 of such exclusions from capital and assets.

In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, are multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of assets. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by FNMA or FHLMC.

On June 30, 1998, Penn Federal had total risk-based capital of $111.3 million (including $108.8 million in core capital and $2.5 million in allowable supplementary capital) and risk-weighted assets of $733.8 million (including $17.1 million in converted off-balance sheet assets) resulting in risk-based capital of 15.16% of risk-weighted assets. This amount was $52.6 million above the 8% requirement in effect on that date.

The OTS has adopted a regulation that requires every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule provides for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital. The OTS has indefinitely postponed the effective date of the rule. However, if effective, this rule should not prevent the Bank from complying with its risk-based capital requirement.

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

The OTS utilizes a three-tiered approach to permit associations, based on their capital level and supervisory condition, to make capital distributions which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. See "-Regulatory Capital Requirements."

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

Tier 3 associations (which are associations that do not meet current minimum capital requirements) that propose to make any capital distribution and Tier 2 associations that propose to make a capital distribution in excess of the noted safe harbor level must obtain OTS approval prior to making such distribution. Tier 2 associations proposing to make a capital distribution within the safe-harbor provisions and Tier 1 associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. As a subsidiary of PennFed, the Bank is required to give the OTS 30 days' notice prior to declaring any dividend on its stock. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. See "-Regulatory Capital Requirements."

Liquidity

All savings associations, including Penn Federal, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 4%. Penalties may be imposed upon associations for violations of the liquid asset ratio requirement. At June 30, 1998, Penn Federal was in compliance with the requirement, with a liquidity ratio of 24.50%.

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

Qualified Thrift Lender Test

All savings associations, including Penn Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (the "Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 1998, the Bank met the QTL test and has always met the test since its effective date.

Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB of New York borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest itself of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB of New York borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "-Holding Company Regulation."

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

Due to the heightened attention being given to the CRA in recent years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in November 1996 and received a rating of outstanding.

Transactions with Affiliates

Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to affiliates, are restricted to a percentage of the association's capital. Affiliates of Penn Federal include PennFed and any company which is under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. Penn Federal's subsidiaries are not deemed affiliates; however, the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

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

If Penn Federal fails the QTL test, PennFed must obtain the approval of the OTS prior to continuing after such failure, directly or through any other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure, PennFed must register as, and will become subject to, the restrictions applicable to bank holding companies. See "-Qualified Thrift Lender Test." The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company.

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

Federal Securities Law

The common stock of PennFed is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). PennFed is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Exchange Act and the rules and regulations of the SEC thereunder.

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

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking accounts). At June 30, 1998, Penn Federal was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "-Liquidity."

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

As a member, Penn Federal is required to purchase and maintain stock in the FHLB of New York. At June 30, 1998, the Bank had $15.1 million in FHLB of New York stock, which was in compliance with this requirement. In past years, Penn Federal has received substantial dividends on its FHLB of New York stock. Over the past five fiscal years such dividends have averaged 7.12%.

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

For the year ended June 30, 1998, dividends paid by the FHLB of New York to Penn Federal totaled $996,000, resulting in a 7.18% yield.

Federal and State Taxation

Prior to the enactment of legislation in August 1996 (discussed below), savings banks that met certain definitions, tests and other conditions prescribed by the Internal Revenue Code were allowed to deduct, with limitations, a bad debt deduction. This deduction was computed as a percentage of taxable income before such deduction or based upon actual loss experience. During fiscal 1996, the Company employed the percentage of taxable income method.

On August 20, 1996, legislation was signed into law which repealed the percentage of taxable income method for the tax bad debt deduction. This repeal became effective for the Company's taxable year beginning July 1, 1996, and as a result, during the fiscal years 1998 and 1997, the Company's bad debt deduction was based upon actual loss experience. In addition, the legislation requires the Company to include in taxable income its tax bad debt reserves in excess of its base year reserves (i.e., the balance of its bad debt reserves as of June 30, 1988) over a six, seven, or eight year period, depending upon the attainment of certain loan origination levels. Since the percentage of taxable income method for the tax bad debt deduction and the corresponding increase in the tax bad debt reserve in excess of the base year have been recorded as temporary differences pursuant to SFAS 109, this change in the tax law had no effect on the Company's statement of operations.

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

PennFed files consolidated federal income tax returns with the Bank and its subsidiaries. Savings associations, such as the Bank, that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings association members of the consolidated group that are functionally related to the activities of the savings association member.

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

The amount of additional taxable income created from a non-dividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 35% federal corporate tax rate. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserves.

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

New Jersey Taxation. The Bank is taxed under the New Jersey Savings Institution Tax Act. The tax is an annual privilege tax imposed at a rate of 3% on the net income of the Bank as reported for federal income tax purposes, with certain modifications. PennFed is taxed under the New Jersey Corporation Business Tax Act, and if it meets certain tests, will be taxed as an investment company at an effective annual rate for the taxable year ending June 30, 1998 of 2.3% of New Jersey Taxable Income (as defined). If it fails to meet such tests, it will be taxed at an annual rate of 9% of New Jersey Taxable Income. It is anticipated, based upon representations of PennFed regarding its current and future holdings and operations, that PennFed will be taxed as an investment company. Penn Savings Insurance Agency is taxed under the New Jersey Corporation Business Tax Act and is, therefore, taxed at a rate of 9%.

Delaware Taxation. PennFed, as a Delaware holding company, and Ferry Development Holding Company, a Delaware investment company, are exempt from Delaware corporate income tax, but are required to file an annual report with and pay an annual fee to the State of Delaware. PennFed is also subject to an annual franchise tax imposed by the State of Delaware. As a Delaware business trust, PennFed Capital Trust I is not required to pay income or franchise taxes to the State of Delaware.

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

The following table sets forth certain information as of June 30, 1998 regarding the executive officers of the Bank who are not also directors.

Name                    Age     Positions Held with the Bank
---------------------------------------------------------------------------------------
Lucy T. Tinker........  58      Executive Vice President and Chief Operating Officer

Barbara J. Sanders....  46      Senior Vice President and Lending Group Executive

Jeffrey J. Carfora....  40      Senior Vice President and Finance Group Executive

Barbara A. Flannery...  42      Senior Vice President and Retail Banking Group Executive

Officers are elected annually by the Board of Directors of the Bank. The business experience of each executive officer who is not also a director is set forth below.

Lucy T. Tinker - Ms. Tinker is responsible for the daily operations of the Bank. Ms. Tinker also assists President LaMonica in the development of corporate policies and goals. Ms. Tinker joined Penn Federal in 1989 as Vice President and Treasurer. In 1990, she was appointed Senior Vice President and Finance Group Executive. She was appointed Executive Vice President and Chief Operating Officer in 1993.

Barbara J. Sanders - Through September 3, 1998, Ms. Sanders managed the Bank's lending operations which include commercial, residential and consumer lending, collections, servicing and quality control. Ms. Sanders resigned from the Bank effective September 3, 1998. Management does not believe Ms. Sanders' resignation will have a material effect on the operations of the Bank and has implemented transitional measures to ensure the Bank's lending operations continue uninterrupted.

Jeffrey J. Carfora - Mr. Carfora manages the Bank's finance division which includes financial and tax accounting and reporting, strategic planning and budgeting, and treasury and asset/liability management. Prior to joining Penn Federal in 1993, Mr. Carfora was with Carteret Savings Bank.

Barbara A. Flannery - Ms. Flannery is responsible for the retail branch network. Ms. Flannery has served Penn Federal in various capacities since joining the Bank in 1980, including the management of product development, marketing and various aspects of branch activities.

Employees

At June 30, 1998, the Company and its subsidiaries had a total of 243 employees, including 40 part-time employees. The Company's employees are not represented by any collective bargaining group.


Item 2.  Properties

The Company conducts its business at its headquarters, operations center and the Bank's branch offices located in its primary market areas. The following table sets forth information relating to each of the Company's properties as of June 30, 1998.

The total net book value of the Company's premises and equipment (including land, building and leasehold improvements and furniture and equipment) at June 30, 1998 was $18.1 million.

                                                                        Lease              Total
                                                      Owned or        Expiration         Approximate
Location                             Acquired          Leased           Date           Square  Footage
-------------------------------------------------------------------------------------------------------
Home office:
36 Ferry Street
Newark, New Jersey..............       1954            Owned                --            3,700

Operations Center:
622 Eagle Rock Avenue
West Orange, New Jersey.........       1988            Owned                --           48,063(1)

Branch Offices:
59 Main Street
Sayreville, New Jersey..........       1982            Owned                --            3,400

Pathmark Office
1043 US Highway 9 N
Old Bridge, New Jersey..........       1992            Leased             11/30/99          500

410 Bergen Street
Harrison, New Jersey............       1983            Leased             11/30/03        2,000

77 Main Street
Farmingdale, New Jersey.........       1984            Owned                --            1,785

471 County Road 520
Marlboro, New Jersey............       1978            Owned                --            2,000

1696 Route 88 West
Brick, New Jersey...............       1975            Owned                --            1,525

155 Central Avenue
East Newark, New Jersey.........       1973            Owned                --            1,771

37 Wilson Avenue
Newark, New Jersey..............       1976            Owned                --            7,500

493 Bloomfield Avenue
Montclair, New Jersey...........       1991            Owned                --            7,395(2)

323 Orange Road
Montclair, New Jersey...........       1989            Owned                --            1,650

620 Bloomfield Avenue
Verona, New Jersey..............       1995            Owned                --            5,460(3)

597 Valley Road
Montclair, New Jersey...........       1989            Owned                --            5,467(4)

265 Bloomfield Avenue
Caldwell, New Jersey............       1995            Owned                --            7,140


                                                                        Lease              Total
                                                      Owned or        Expiration         Approximate
Location                             Acquired          Leased           Date           Square  Footage
-------------------------------------------------------------------------------------------------------
198 Jefferson Street
Newark, New Jersey (5) .........       1993            Leased              8/31/98        2,070

23 Little Falls Road
Fairfield, New Jersey ..........       1995            Owned                 --           4,125

340 Atlantic City Boulevard
(U.S. Highway 9 South)
Bayville, New Jersey............       1997            Leased              8/31/07        3,600

Other Properties:

151 Eagle Rock Avenue
  (future branch location)
Roseland, New Jersey............       1997            Owned                  --          8,300

White Horse Pike
Winslow, New Jersey.............       1986            Owned                  --     4.01 acres
-----------------

(1)  Includes 20,332 square feet leased to unaffiliated third parties.

(2)  Includes 2,100 square feet leased to unaffiliated third parties.

(3)  Land is leased through 1/31/99 with 5 year options.

(4)  Includes 3,080 square feet leased to unaffiliated third parties.

(5)  The property was purchased by the Company at the lease expiration.

The Company believes that its current facilities are adequate to meet the present and foreseeable needs of the Company, subject to possible future expansion.

Item 3.  Legal Proceedings

The Company is involved from time to time as plaintiff or defendant in various other legal actions arising in the normal course of its business. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management at the present time, after consultation with counsel representing the Company in the proceedings, that the resolution of these proceedings should not have a material effect on the Company's consolidated financial position or results of operations.

In 1987, the New Jersey Department of Environmental Protection ("NJDEP") conducted an environment contamination investigation of the Orange Road branch site of First Federal Savings and Loan Association of Montclair ("First Federal"). Prior to the acquisition by First Federal, the location was used as a gasoline service station. On August 16, 1989, the NJDEP issued a "no further action" letter to First Federal with regard to this site. The Bank acquired First Federal effective September 11, 1989. Not withstanding the earlier "no further action" letter, on June 25, 1997, the NJDEP issued a letter demanding that Penn Federal Savings Bank develop a remedial action work plan for the Orange Road branch site as a result of an investigation conducted on behalf of an adjacent property owner. The Bank disputed the NJDEP position that Penn Federal Savings Bank was a responsible party. On July 1, 1998, the NJDEP issued a letter determining that Penn Federal Savings Bank, Mobil Oil Corporation and the former gasoline service station owner were all responsible parties for the clean up at the subject site. Responsible parties may ultimately have full or partial obligation for the cost of remediation. As of this date, the apportionment of the remediation costs to the Bank, if any, is not determinable. The Bank intends to vigorously contest this determination and to seek contribution or indemnification from the other named responsible parties.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 1998.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

The Company's common stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "PFSB." At September 11, 1998, there were approximately 600 stockholders of record for the Company's common stock (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms).

Market Information

The following table sets forth the high and low closing sales prices per common share for the periods indicated. The closing price of a common share was $16.5625 at June 30, 1998 compared to $13.625 at June 30, 1997.

                                      1998 Closing Price             1997 Closing Price
                                  -------------------------       ------------------------
                                     High             Low           High             Low
                                  -------------------------       ------------------------
Quarter Ended:
September 30..........            $ 15.7500       $ 13.5625       $ 9.1875        $ 7.4375
December 31...........              17.3750         14.6875        10.3750          9.0625
March 31..............              19.0000         15.8750        12.6250         10.0000
June 30...............              18.3750         16.5000        13.6875         11.1250

The Company initiated a quarterly cash dividend on its common stock of $0.035 per share in the second quarter of fiscal 1997.

Item 6.  Selected Financial Data

The following selected consolidated financial data of the Company and its subsidiaries is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements, including notes thereto, included elsewhere in this document.

                                                                                At June 30,
                                                ------------------------------------------------------------------------
                                                      1998            1997            1996          1995         1994
                                                ------------------------------------------------------------------------
                                                                (In thousands, except per share amounts)
Selected Financial Condition Data:
Total assets................................    $1,551,938      $1,321,751      $1,086,524      $868,926     $680,157
Loans receivable, net.......................     1,095,852         931,451         652,571       467,677      383,357
Mortgage-backed securities..................       204,452         288,539         346,068       319,436      204,870
Investment securities.......................       178,310          35,290          21,288        17,558       11,167
Deposits....................................     1,028,100         918,160         836,416       713,524      614,860(1)
Total borrowings............................       361,965         288,215         146,700        50,830       15,000
Trust Preferred securities, net.............        32,681              --              --            --           --
Stockholders' equity........................       103,703          97,270          90,564        94,170       41,985

Book value per common share.................         11.87           10.92           10.25          9.09           --
Tangible book value per common share........         10.33            9.13            8.17          7.06           --

-----------
(1) Includes approximately $53.8 million received and held on deposit for the purchase of stock in the Company's initial public offering completed on July 14, 1994.

                                                                                   Year ended June 30,
                                                        --------------------------------------------------------------------
                                                            1998          1997(1)            1996          1995         1994
                                                        --------------------------------------------------------------------
                                                                        (In thousands, except per share amounts)
Selected Operating Data:
Total interest and dividend income.................      $100,805         $85,401         $68,123       $52,719      $43,045
Total interest expense.............................        68,043          53,073          39,121        27,153       20,825
                                                        --------------------------------------------------------------------
Net interest and dividend income...................        32,762          32,328          29,002        25,566       22,220
Provision for loan losses..........................           600             635             610           569          883
                                                        --------------------------------------------------------------------
Net interest income after provision for
   loan losses.....................................        32,162          31,693          28,392        24,997       21,337
Service charges....................................         1,974           1,666           1,602         1,476        1,686
Net gain (loss) from real estate operations........         (156)           (181)             104           117        (541)
Net gain (loss) on sales of loans..................           528              --              --            --         (19)
Net gain on sales of investment securities.........            --              --              94            --           --
Other..............................................           321             298             402           532          540
                                                        --------------------------------------------------------------------
Total non-interest income..........................         2,667           1,783           2,202         2,125        1,666
                                                        --------------------------------------------------------------------
Total non-interest expenses........................        17,389          22,385(1)       17,642        17,561       15,556
                                                        --------------------------------------------------------------------

Income before taxes and cumulative effect of
   change in accounting principle..................        17,440          11,091          12,952         9,561        7,447
Income tax expense.................................         6,242           4,205           5,111         3,921        3,005
Cumulative effect of change in accounting principle            --              --              --            --          111
                                                        --------------------------------------------------------------------
Net income.........................................      $ 11,198        $  6,886(1)     $  7,841      $  5,640     $  4,553
                                                        ====================================================================

Net income per common share:

Basic..............................................      $   1.25        $   0.77(1)    $    0.80      $   0.54     $     --
                                                        ====================================================================
Diluted............................................      $   1.16        $   0.73(1)    $    0.77      $   0.54     $     --
                                                        ====================================================================

(1) Fiscal 1997 includes the effect of a one-time SAIF recapitalization assessment of approximately $4.8 million, or $3.1 million net of taxes. Excluding this non-recurring assessment, total non-interest expenses would have been $17.6 million, net income would have been $9.9 million, basic earnings per share would have been $1.12 and diluted earnings per share would have been $1.05.

                                                                            At and for the year ended June 30,
                                                          --------------------------------------------------------------------
Selected Financial Ratios and Other Data:                      1998         1997(1)            1996          1995         1994
                                                          --------------------------------------------------------------------
Performance Ratios:

Return on average assets (ratio of net income to
      average total assets)..........................          0.78%           0.58%(1)        0.82%         0.74%        0.76%
Return on average stockholders' equity (ratio of
      net income to average stockholders' equity)....         10.96            7.42(1)         8.36          5.97        11.40
Net interest rate spread during the year.............          2.12            2.58            2.96          3.24         3.90
Net interest margin (net interest and dividend
      income to average interest-earning assets).....          2.38            2.83            3.22          3.58         3.95
Ratio of average interest-earning assets to average
      deposits and borrowings........................        105.20          105.30          105.87        109.05       101.57
Ratio of earnings to fixed charges(2):
      Excluding interest on deposits.................          1.88x           1.86x           3.35x         7.28x       10.44x
      Including interest on deposits.................          1.26x           1.21x           1.33x         1.35x        1.36x

Ratio of non-interest expense to average total assets          1.22%           1.87%(1)        1.84%         2.31%        2.58%
Efficiency ratio (non-interest expense, excluding
      amortization of intangibles, to net interest and
      dividend income and non-interest income
      excluding gains and real estate operations)....         42.65           57.95(1)        48.53         58.63        59.10

Asset Quality Ratios:

Non-accruing loans to total loans at end of year.....          0.34            0.59            0.95          1.18         2.55
Allowance for loan losses to non-accruing loans
      at end of year.................................         74.18           47.80           42.52         51.39        31.04
Allowance for loan losses to total loans at end of year        0.25            0.28            0.40          0.61         0.79
Non-performing assets to total assets at end of year.          0.35            0.48            0.67          0.78         1.67
Ratio of net charge-offs during the year to average
      loans outstanding during the year..............          0.04            0.08            0.16          0.19         0.25

Capital Ratios:

Stockholders' equity to total assets at end of year..          6.68            7.36            8.34         10.84         6.17
Average stockholders' equity to average total assets.          7.14            7.76            9.80         12.44         6.63

Tangible capital to tangible assets at end of year(3)          7.09            5.61            5.92          6.29         5.55
Core capital to adjusted tangible assets at end of
      year(3)........................................          7.11            5.64            5.97          6.38         5.71
Risk-based capital to risk-weighted assets at end of
      year(3)........................................         15.16           12.22           13.47         14.49        13.16

Other Data:

Number of branch offices at end of year..............            18              17              17            17           16
Number of deposit accounts at end of year............        87,500          85,400          81,700        78,800       63,100

----------------
(1) Fiscal 1997 results include the effect of a one-time SAIF recapitalization assessment of approximately $4.8 million, or $3.1 million net of taxes. Excluding this non-recurring assessment, return on average assets would have been 0.83%, return on average stockholders' equity would have been 10.70%, the ratio of non-interest expense to average total assets would have been 1.47% and the efficiency ratio would have been 43.92%.

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

                                       31

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

In July 1994, PennFed became the savings and loan holding company of the Bank. Currently, the results of operations of the Company are primarily those of the Bank and its subsidiaries.

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

As noted previously, the deposits of savings associations, such as the Bank, are presently insured by the SAIF, which, along with the BIF, are the two insurance funds administered by the FDIC. Financial institutions which were members of the BIF, prior to September 30, 1996, experienced substantially lower deposit insurance premiums because the BIF had achieved its required level of reserves while the SAIF had not yet achieved its required reserves. As a result of legislation signed into law on September 30, 1996, the SAIF recapitalization plan provided for a one-time assessment of 0.657% of deposits which was imposed on all SAIF insured institutions to enable the SAIF to achieve its required level of reserves. The assessment was based on deposits as of March 31, 1995, and the Bank's special assessment was approximately $4.8 million, or $3.1 million, net of taxes. Accordingly, this special one-time SAIF recapitalization assessment significantly increased non-interest expenses and adversely affected the Company's results of operations for the year ended June 30, 1997. Following the recapitalization assessment, beginning January 1, 1997 deposit insurance premiums decreased significantly from the 0.23% of deposits previously paid by the Bank to 0.00% plus the assessment to be paid to the FICO. Such assessment for the quarterly period beginning July 1, 1998 amounted to 0.061% of deposits, on an annualized basis. See "Regulation-Insurance of Accounts and Regulation by the FDIC."

Management Strategy

Management's primary goal continues to be to improve profitability, while continuing to manage risks, including interest rate risk, so as to enhance stockholder value, and to foster and maintain customer confidence. The Company's current strategies focus on: (i) emphasizing lending secured by one- to four-family residential first mortgages with related sales of certain of these products in the secondary market, (ii) increasing the commercial and multi-family and consumer loan portfolios, (iii) maintaining asset quality, (iv) increasing deposit balances, (v) managing the Company's exposure to interest rate risk, (vi) improving non-interest income and (vii) controlling non-interest expenses.

Emphasizing Lending Secured by One- to Four-Family Residential First Mortgages. The Company has emphasized, and plans to continue to emphasize, originating and purchasing traditional one- to four-family first mortgage loans secured by properties located in New Jersey. Correspondent loan purchases of one- to four-family mortgage loans have been primarily secured by properties located throughout New Jersey with a limited purchase of loans secured by real estate located in the Commonwealth of Pennsylvania. The Company originated or purchased $373.6 million, $ 337.3 million and $251.8 million in one- to four-family mortgage loans in fiscal 1998, 1997 and 1996, respectively. The Company's interest income has been derived primarily from one- to four-family mortgage loans on residential real estate which totaled $971.7 million or 89.01% of the Company's gross loan portfolio at June 30, 1998. During fiscal 1998, in an effort to manage prepayment risk, the Company sold approximately $70 million of one- to four-family mortgage loans, primarily 30 year fixed rate mortgages. Going forward secondary market activities will be pursued, to enable the Company to both manage risks and improve profitability.

Increasing the Commercial and Multi-Family and Consumer Loan Portfolios. In addition to one- to four-family residential first mortgage lending, the Company plans to increase its emphasis on commercial and multi-family and consumer lending. Such loans reprice more frequently, have shorter maturities, and/or have higher yields than one- to four-family first mortgage loans. The Company originated $18.9 million, $12.2 million and $7.5 million of commercial and multi-family loans in fiscal 1998, 1997 and 1996, respectively. Consumer loan originations totaled $37.6 million, $19.5 million and $16.0 million during fiscal 1998, 1997 and 1996, respectively.

Maintaining Asset Quality. The Company's loan portfolio consists primarily of one- to four-family mortgages, which are considered to have less risk than commercial and multi-family real estate or consumer loans.

The Company's non-performing assets consist of non-accruing loans and real estate owned. The Company focuses on strong underwriting and collection efforts and aggressive marketing of real estate owned properties. In addition, the Company has occasionally restructured loans in order to return the loan to a performing status. As a result, non-performing assets as a percentage of total assets was 0.35% at June 30, 1998 compared to 1.67% at June 30, 1994.

Increasing Deposit Balances. The Company's primary source of funds is deposits. Deposits have increased 12%, 10% and 17% in fiscal 1998, 1997 and 1996, respectively. The Company plans to continue to emphasize deposit growth, particularly transaction accounts. Emphasis will also continue on the solicitation of deposits from municipalities.

Managing the Company's Exposure to Interest Rate Risk. The Company has an asset/liability committee that meets no less than weekly to price loan and deposit products and monthly to develop, implement and review policies to manage interest rate risk. The Company has endeavored to manage its interest rate risk through the pricing and diversification of its loan and deposit products, including the focus on the origination of first mortgage products with shorter terms to maturity and/or with adjustable rate features, as well as the origination of commercial and multi-family real estate and consumer loans which generally have shorter expected average lives or reprice at shorter intervals than one- to four-family residential first mortgage products. The Company has also engaged in one- to four-family whole mortgage loan sales whereby longer term fixed rate conventional and FHA loans have been sold to reduce the duration of its fixed rate loan portfolios. In addition, the Company has purchased government agency or callable securities with short to intermediate average lives which generally do not exceed 4.5 years or which have adjustable rate features. Furthermore, as part of its interest rate risk strategy, the Company has emphasized longer term certificates of deposit and checking products and utilized intermediate-term borrowings. The Company has also engaged in intermediate-term interest rate swaps designed to extend the maturities of short-term certificates of deposit to three to five years. See "-Interest Rate Sensitivity Analysis" and "-Asset/Liability Strategy."

Improving Non-Interest Income. The Company continues to seek additional ways of improving non-interest income. For the year ended June 30, 1998, service charge income increased $308,000, or 18.5%, compared to the prior year. Implementation of ATM surcharging for non-Penn Federal customers and growth in checking accounts contributed to the service charge income increase. Continued growth in checking, previously mentioned loan sales, sales of non-deposit investment products and the introduction of an administrative fee for Individual Retirement Accounts will further increase non-interest income.

Controlling Non-Interest Expenses. Non-interest expenses are carefully monitored, which include ongoing reviews of staffing levels, supplies, facilities and operations. The Company's ratio of non-interest expenses to average total assets was 1.22% for the year ended June 30, 1998 compared to 1.47% for the prior fiscal year excluding the effects of the one-time SAIF recapitalization assessment. The Company's efficiency ratio was 42.65% for the year ended June 30, 1998 compared to 43.92% for the prior fiscal year excluding the effects of the SAIF assessment.

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

In an attempt to manage its exposure to changes in interest rates, management closely monitors the Company's exposure to interest rate risk. Management maintains an asset/liability committee consisting of the Chief Executive Officer, the Chief Operating Officer, the Finance Group Executive, the Lending Group Executive, the Retail Banking Group Executive, the Treasurer and the Customer Support/Operations Group Executive, which meets regularly and reviews the Company's interest rate risk position and makes recommendations for adjusting this position. In addition, the Board reviews on a monthly basis the Company's asset/liability position, including simulations of the effect on the Company's capital and earnings of various interest rate scenarios and operational strategies.

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

Residential fixed and adjustable rate loans are assumed to have annual payment rates between 9% and 18% of the portfolio. Commercial and multi-family real estate loans are assumed to prepay at an annualized rate between 9% and 38% while consumer loans are assumed to prepay at a 32% rate. Fixed and adjustable rate mortgage-backed securities, including CMOs and REMICs, have annual payment assumptions ranging from 20% to 30%. Demand loans and loans which have no repayment schedule or stated final maturity, are assumed to be due within six months. Loan and mortgage-backed securities balances are net of non-performing loans and are not adjusted for unearned discounts, premiums, and deferred loan fees.

The Company assumes, based on historical information, that $131.4 million or 80% of savings accounts at June 30, 1998, are core deposits and are, therefore, expected to roll-off after five years. The remaining savings accounts are assumed to roll-off over the first eighteen months. Transaction accounts, excluding money market accounts, are assumed to roll-off after five years. Money market accounts are assumed to be variable accounts and are reported as repricing within six months. No roll-off rate is applied to certificates of deposit. Fixed maturity deposits reprice at maturity.

                                                                           Maturing or Repricing
                                        ------------------------------------------------------------------------------------------
                                                                            Year ended June 30,
                                        ------------------------------------------------------------------------------------------
                                             1999       2000       2001       2002       2003  Thereafter     Total     Fair Value
                                        ------------------------------------------------------------------------------------------
                                                                          (Dollars in thousands)
Fixed-rate mortgage loans including
   one- to four-family and commercial
   and multi-family..................   $  96,632  $  87,100   $ 77,188   $ 68,551   $ 61,641   $221,403   $  612,515   $  620,373
   Average interest rate.............        7.47%      7.48%      7.48%      7.48%      7.49%      7.52%        7.49%

Adjustable rate mortgage loans including
   one- to four-family and commercial
   and multi-family..................   $ 128,399  $ 111,808   $ 70,188   $ 56,470   $ 30,685   $ 24,432   $  421,982   $  416,534
   Average interest rate.............        7.56%      7.25%      7.30%      7.36%      7.54%      7.53%        7.40%

Consumer loans including
   demand loans .....................   $  37,053  $   7,207   $  5,058   $  3,335   $    710   $     --   $   53,363   $   53,701
   Average interest rate.............        7.51%      8.46%      8.46%      8.46%      8.46%      0.00%        7.80%

Mortgage-backed securities...........   $   79,464 $  38,661   $ 50,679   $ 13,864   $ 11,418   $  9,782   $  203,868   $  208,128
   Average interest rate.............        7.33%      6.99%      6.88%      7.06%      7.06%      7.08%        7.11%

Investment securities and other......   $ 182,124  $      --   $     --   $     --   $     40   $ 11,211   $  193,375   $  193,808
   Average interest rate.............        6.96%      0.00%      0.00%      0.00%     10.38%      8.90%        7.07%

   Total interest-earning assets.....   $ 523,672  $ 244,776   $203,113   $142,220   $104,494   $266,828   $1,485,103   $1,492,544
                                        ==========================================================================================

Savings deposits.....................   $  21,890  $  10,946   $     --   $     --   $     --   $131,356   $  164,192   $  164,192
   Average interest rate.............        2.00%      2.00%      0.00%      0.00%      0.00%      2.00%        2.00%

Money market and demand deposits
   (transaction accounts)............   $  13,435  $      --   $     --   $     --   $     --   $ 79,114   $   92,549   $   92,549
   Average interest rate.............        2.05%      0.00%      0.00%      0.00%      0.00%      1.08%        1.22%

Certificates of deposit..............   $ 574,747  $ 109,807   $ 41,537   $ 36,678   $  5,880   $     --   $  768,649   $  772,620
   Average interest rate.............        5.51%      6.42%      5.86%      6.30%      5.79%      0.00%        5.70%

FHLB of New York advances............   $  55,000  $  90,000   $ 10,000   $ 30,000   $ 45,000   $    465   $  230,465   $  231,217
   Average interest rate.............        6.09%      6.17%      5.91%      6.42%      5.60%      7.39%        6.06%

Other borrowings.....................   $ 101,625  $      --   $ 19,875   $ 10,000   $     --   $     --   $  131,500   $  131,510
   Average interest rate.............        5.52%      0.00%      5.77%      6.24%      0.00%      0.00%        5.61%

Trust Preferred securities...........   $      --  $      --   $     --   $     --   $     --   $ 32,681   $   32,681   $   35,104
   Average interest rate.............        0.00%      0.00%      0.00%      0.00%      0.00%      8.90%        8.90%

   Total deposits, borrowings and
      Trust Preferred securities.....   $ 766,697  $ 210,753   $ 71,412   $ 76,678   $ 50,880   $243,616   $1,420,036   $1,427,192

Interest rate swaps
  (pay fixed, receive floating)......   $(130,000) $  40,000   $ 80,000   $ 10,000   $     --   $     --   $       --   $(   1,173)
   Average pay rate..................                   5.85%      6.25%      6.25%                              6.13%
   Average receive rate..............        5.55%                                                               5.55%

   Total deposits, borrowings and Trust
      Preferred Securites including the
      effects of interest rate swaps..  $ 636,697  $ 250,753   $151,412   $ 86,678   $50,880    $243,616   $1,420,036   $1,426,019
                                        ==========================================================================================

Interest earning assets less
   deposits, borrowings
   and Trust Preferred Securites
   (interest-rate sensitivity gap)....  $(113,025) $ ( 5,977)  $ 51,701   $ 55,542   $53,614    $ 23,212   $   65,067
                                        =============================================================================

Cumulative interest-rate sensitivity
   gap................................  $(113,025) $(119,002)  $(67,301)  $(11,759)  $41,855    $ 65,067
                                        =================================================================

Cumulative interest-rate sensitivity
  gap as a percentage of total assets at
  June 30, 1998.......................      (7.28%)    (7.67%)    (4.34%)    (0.76%)    2.70%       4.19%
                                        =================================================================

Cumulative interest-rate sensitivity gap
  as a percentage of total interest-
  earning assets at June 30, 1998.....      (7.61%)    (8.01%)    (4.53%)    (0.79%)    2.82%       4.38%
                                        =================================================================

Cumulative interest-earning assets as
  a percentage of cumulative deposits,
  borrowings and Trust Preferred
  Securites at June 30, 1998..........      82.25%     97.62%    134.15%    164.08%   205.38%     109.53%
                                        =================================================================

                                       35

At June 30, 1998, the Company's total deposits, borrowings and Trust Preferred securities maturing or repricing within one year exceeded its total interest-earning assets maturing or repricing within one year by $113.0 million, representing a one year negative gap of 7.28% of total assets, compared to a one year negative gap of 7.44% of total assets at June 30, 1997. See "- Asset/Liability Strategy." The Company's negative gap position improved slightly from June 30, 1997 as a significant portion of short-term funding lengthened to an intermediate-term through interest rate swaps. New loan activity was strong and residential refinance activity steadily increased during the year. Second mortgage activity emphasized variable rate and medium-term fixed rate products. As a result of a significant flattening in the Treasury yield curve, growth in short-term certificates of deposit far out paced activity in the intermediate-term products. However, in an effort to lengthen the maturities of interest-bearing liabilities, the Company supplemented funding needs through the use of FHLB of New York medium-term advances and engaged in interest rate swaps. Callable government agency securities, with final maturities of 15 years or less, but initially callable within one year and periodically thereafter, have also been purchased to supplement loan growth and replace redeemed security balances. Such investments are anticipated to be called prior to their stated final maturities.

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

Net Portfolio Value. The Company's interest rate sensitivity is regularly monitored by management through selected interest rate risk ("IRR") measures set forth by the OTS. The IRR measures used by the OTS include an IRR "Exposure Measure" or "Post-Shock" NPV ratio and a "Sensitivity Measure." A low Post-Shock NPV ratio indicates greater exposure to IRR. Greater exposure can result from a low initial NPV ratio or high sensitivity to changes in interest rates. The Sensitivity Measure is the change in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. At least quarterly, and generally monthly, management models the change in net portfolio value ("NPV") over a variety of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. A NPV ratio, in any interest rate scenario, is defined as the NPV in that rate scenario divided by the market value of assets in the same scenario.

As of June 30, 1998, the Bank's internally generated initial NPV ratio was 9.71%. Following a 2% increase in interest rates, the Bank's Post-Shock NPV ratio was 7.07%. The change in the NPV ratio, or the Bank's Sensitivity Measure was 2.64%. NPV is also measured internally on a consolidated basis. As of June 30, 1998, the Company's initial NPV ratio was 10.57%, the Post-Shock ratio was 7.86%, and the Sensitivity Measure was 2.71%. Variances between the Bank's and the Company's NPV ratios are attributable to balance sheet items which are adjusted during consolidation, such as investments, intercompany borrowings and capital.

Internally generated NPV measurements are based on simulations which utilize institution specific assumptions and, as such, generally result in lower levels of presumed interest rate risk (i.e., higher Post-Shock NPV ratio and lower Sensitivity Measure) than OTS measurements indicate.

The OTS measures the Bank's (unconsolidated) IRR on a quarterly basis using data from the quarterly Thrift Financial Reports, coupled with non-institution specific assumptions which are based on national averages. As of June 30, 1998, the Bank's initial NPV ratio, as measured by the OTS, was 8.03%, the Bank's Post-Shock ratio was 6.02% and the Sensitivity Measure was 2.01%. At June 30, 1997, the Bank's initial NPV ratio, as measured by the OTS, was 7.23%, the Post-Shock ratio was 4.02% and the Sensitivity Measure was 3.21%.

In addition to monitoring NPV and gap, management also monitors the duration of assets and liabilities and the effects on net interest income resulting from parallel and non-parallel increases or decreases in rates.

At June 30, 1998, based on its internally generated simulation models, the Company's consolidated net interest income projected for one year forward would decrease 14.6% from the base case, or current market, as a result of an immediate and sustained 2% increase in interest rates.

Asset/Liability Strategy

The primary elements of the Company's asset/liability strategy include the following:

1. The Company has focused on shortening the average life and duration of its portfolio of one- to four-family mortgage loans by promoting one year adjustable rate products, with initial fixed rate terms of 1, 3 and 5 years, 15 and 30 year bi-weekly mortgages and fixed rate products with terms of 10, 15 and 20 years.

2. The Company has emphasized the origination of variable rate home equity lines and fixed rate second mortgage loans as well as variable and fixed rate commercial and multi-family real estate loans having maturities or terms to repricing significantly shorter than one- to four-family residential mortgage loans.

3. The Company has periodically sold a portion of its one- to four-family 30 year fixed rate and 10/1 adjustable rate whole mortgage loan portfolios in an effort to shorten their average lives and durations, as well as to mitigate prepayment risk and reduce borrowings. Going forward, secondary market activities with sales of one- to four-family mortgage loans to government agencies, private investors, and other financial institutions will be pursued.

4. The Company has purchased government agency guaranteed investments with final maturities within 15 years which are initially callable within one year and periodically thereafter. Such investments are expected to be called prior to their final maturities. The Company may continue to purchase such investments, as well as government agency guaranteed mortgage-backed securities with an expected average life at purchase of 4.5 years or less, as needed, in accordance with its strategic objectives.

5. The Company has emphasized the lengthening of maturities of its liabilities through its pricing of longer-term certificates of deposit and by utilizing intermediate-term FHLB of New York advances and interest rate swaps, subject to market conditions.

6. The Company has also emphasized growth in core demand deposit accounts, as such funds are lower cost alternatives to certificates of deposit, and FHLB of New York advances and strengthening customer relationships.

7. In October 1997, the Company issued $34.5 million of Trust Preferred securities. The Company used the proceeds from the sale of these securities for general corporate purposes including a $20 million capital contribution to the Bank to support growth.

During fiscal 1998, each of the strategies noted above was assertively employed to reduce the Company's sensitivity to changes in interest rates. Despite lower market rates, increased prepayments and a flatter treasury yield curve, 9% of the growth experienced in one- to four-family first mortgages between June 30, 1997 and June 30, 1998 was accomplished in the adjustable rate portfolio. Sixty-eight percent of the growth in the consumer lending portfolio is attributable to growth in variable rate home equity lines of credit. Adjustable rate commercial and multi-family real estate loans increased 47% from June 30, 1997, while fixed rate balances declined 24%.

During fiscal 1998, the Company sold approximately $70 million of one- to four-family residential mortgage loans, primarily 30 year fixed rate product. These sales were undertaken to reduce prepayment risk.

Additionally, through the use of interest rate swaps, designed to synthetically lengthen the maturities of short-term deposits, as well as growth in two through five year certificates of deposit, demand deposit accounts, FHLB of New York advances and other borrowings, medium- and long-term funds increased $110 million from June 30, 1997, while short-term funds increased $73 million.

Generally, the investment policy of the Company is to invest funds not utilized in its lending activities or required for other corporate purposes among various categories of investments and maturities based upon the Company's asset/liability management policies. Investments generally include U.S. Treasury and government agency securities and mortgage-backed securities.

The Company's cost of funds responds more rapidly to changes in interest rates than its yield on earning assets due to the shorter terms of its funding portfolios. Consequently, the results of operations are influenced by the levels of short-term interest rates. The Company offers a range of maturities on its deposit products at competitive rates and monitors the maturities on an ongoing basis.

Additionally, the Company emphasizes and promotes its savings, money market and demand deposit accounts, and certificates of deposit with varying maturities through five years, principally within its primary market areas. During fiscal 1998, demand deposit accounts increased 18%, or $12.2 million. The balances of savings, money market and demand deposit accounts, which represented approximately 25% of total deposits at June 30, 1998, tend to be less susceptible to rapid changes in interest rates than certificates of deposit balances.

Collectively, each of these strategies resulted in a narrowing of the Company's interest rate gap and a reduction in IRR during fiscal 1998. Management will continue to monitor and employ such strategies, as necessary, in conjunction with its overall strategic objectives.

Analysis of Net Interest Income. The following table sets forth certain information relating to the Company's consolidated statements of financial condition and the consolidated statements of income for the years ended June 30, 1998, 1997 and 1996 and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived from average daily balances. The average balance of loans receivable includes non-accruing loans. The yields and costs include fees which are considered adjustments to yields.

                                                                                Year ended June 30,
                                         -------------------------------------------------------------------------------------------
                                                        1998                            1997                         1996
                                         -------------------------------------------------------------------------------------------
                                           Average    Interest              Average   Interest            Average   Interest
                                         Outstanding   Earned/   Yield/   Outstanding  Earned/  Yield/  Outstanding  Earned/  Yield/
                                           Balance      Paid      Rate      Balance     Paid      Rate    Balance     Paid     Rate
                                         -------------------------------------------------------------------------------------------
                                                                               (Dollars in thousands)
Interest-earning assets:
   One- to four-family mortgage loans..  $  889,169   $ 64,852    7.29%   $  713,260   $53,554    7.51%   $457,167   $35,078   7.67%
   Commercial and multi-family real
     estate loans......................      58,196      5,235    9.00        54,396     4,912    9.03      49,378     4,817   9.76
   Consumer loans......................      45,794      3,735    8.16        35,977     3,302    9.18      33,362     3,380  10.13
                                         ----------   --------            ----------   -------            --------   -------
     Total loans receivable............     993,159     73,822    7.43       803,633    61,768    7.69     539,907    43,275   8.02

   Mortgage-backed securities..........     248,812     17,151    6.89       317,394    22,030    6.94     329,821    22,549   6.84
   Investment securities and other.....     134,585      9,832    7.31        22,611     1,603    7.09      31,264     2,299   7.35
                                         ----------   --------            ----------   -------            --------   -------

     Total interest-earning assets.....   1,376,556   $100,805    7.32     1,143,638   $85,401    7.47     900,992   $68,123   7.56
                                                      ========                         =======                       =======

 Non-interest earning assets...........      54,614                           53,664                        56,302
                                         ----------                       ----------                      --------

     Total assets......................  $1,431,170                       $1,197,302                      $957,294
                                         ==========                       ==========                      ========

Deposits and borrowings:
   Money market and demand deposits
     (transaction accounts)............  $   84,958   $  1,049    1.23%   $   80,099   $   977    1.22%   $ 79,360   $ 1,371   1.73%
   Savings deposits....................     166,243      3,638    2.19       174,114     3,876    2.23     181,839     4,114   2.26
   Certificates of deposit.............     742,341     43,513    5.86       615,870    35,319    5.73     494,337    28,116   5.69
                                         ----------   --------            ----------   -------            --------   -------
     Total deposits....................     993,542     48,200    4.85       870,083    40,172    4.62     755,536    33,601   4.45

   FHLB of New York advances...........     218,568     13,403    6.13       147,945     9,078    6.14      65,625     3,827   5.83
   Other borrowings....................      73,599      4,266    5.80        68,084     3,823    5.62      29,846     1,693   5.67
                                         ----------   --------            ----------   -------            --------   -------
     Total deposits and borrowings.....   1,285,709     65,869    5.12     1,086,112    53,073    4.89     851,007   39,121    4.60

   Trust Preferred securities..........      22,748      2,174    9.56            --        --      --          --        --     --
                                         ----------   --------            ----------   -------            --------   -------
     Total deposits, borrowings
      and Trust Preferred securities...   1,308,457   $ 68,043    5.20     1,086,112   $53,073    4.89     851,007   $39,121   4.60
                                                      ========                         =======                       =======
   Other liabilities...................      20,576                           18,337                        12,446
                                         ----------                       ----------                      --------

     Total liabilities.................   1,329,033                        1,104,449                       863,453

   Stockholders' equity................     102,137                           92,853                        93,841
                                         ----------                       ----------                      --------
     Total liabilities and
       stockholders' equity............  $1,431,170                       $1,197,302                      $957,294
                                         ==========                       ==========                      ========

   Net interest income and net interest
    rate spread........................               $ 32,762    2.12%                $32,328    2.58%              $29,002   2.96%
                                                      ========    ====                 =======    ====               =======   ====

   Net interest-earning assets and
    interest margin....................  $   68,099               2.38%   $   57,526              2.83%   $ 49,985             3.22%
                                         ==========               ====    ==========              ====    ========             ====

   Ratio of interest-earning assets to
    deposits, borrowings and
    Trust Preferred securities.........                         105.20%                         105.30%                      105.87%
                                                                ======                          ======                       ======

Rate/Volume Analysis. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (1) changes attributable to changes in volume (changes in volume multiplied by prior rate), (2) changes attributable to changes in rate (changes in rate multiplied by prior volume), (3) changes attributable to changes in rate/volume (changes in rate multiplied by changes in volume) and (4) the net change.

                                                                           Year ended June 30,
                                          ------------------------------------------------------------------------------------
                                                          1998 vs. 1997                     1997 vs. 1996
                                          ----------------------------------------    ----------------------------------------
                                               Increase (Decrease)                          Increase (Decrease)
                                                      Due to                                      Due to
                                          ------------------------------              -----------------------------
                                                                            Total                                      Total
                                                                 Rate/     Increase                          Rate/    Increase
                                           Volume      Rate     Volume    (Decrease)  Volume       Rate     Volume   (Decrease)
                                          ------------------------------------------------------------------------------------
                                                                              (In thousands)
Interest-earning assets:
    One- to four-family
      mortgage loans...................   $13,208    $(1,532)  $   (378)   $11,298    $19,650    $  (752)   $ (422)   $18,476

    Commercial and multi-family
      real estate loans................       343        (19)        (1)       323        489       (358)      (36)        95

    Consumer loans.....................       901       (368)      (100)       433        265       (318)      (25)       (78)
                                          ------------------------------------------------------------------------------------
      Total loans receivable...........    14,452     (1,919)      (479)    12,054     20,404     (1,428)     (483)    18,493

    Mortgage-backed securities.........    (4,760)      (152)        33     (4,879)      (850)       344       (13)      (519)

    Investment securities and other....     7,914         50        265      8,229       (636)       (83)       23       (696)
                                          ------------------------------------------------------------------------------------
      Total interest-earning assets....   $17,606    $(2,021)   $  (181)   $15,404    $18,918    $(1,167)   $ (473)   $17,278
                                          ===================================================================================

Deposits and borrowings:

    Money market and demand
      deposits (transaction accounts)..   $    59    $    12   $      1    $    72    $    13    $  (403)   $   (4)   $  (394)

    Savings deposits...................      (175)       (66)         3       (238)      (175)       (66)        3       (238)

    Certificates of deposit............     7,253        781        160      8,194      6,912        234        57      7,203
                                          ------------------------------------------------------------------------------------
      Total deposits...................     7,137        727        164      8,028      6,750       (235)       56      6,571

    FHLB of New York advances..........     4,334         (6)        (3)     4,325      4,801        200       250      5,251

    Other borrowings...................       310        123         10        443      2,169        (17)      (22)     2,130
                                          ------------------------------------------------------------------------------------
      Total deposits and borrowings....    11,781        844        171     12,796     13,720        (52)      284     13,952

    Trust Preferred securities.........        --         --      2,174      2,174         --         --        --         --
                                          ------------------------------------------------------------------------------------
      Total deposits, borrowings
        and Trust Preferred securities.   $11,781    $   844   $  2,345    $14,970    $13,720    $   (52)   $  284    $13,952
                                          ===================================================================================
    Net change in net interest income..   $ 5,825    $(2,865)  $ (2,526)   $   434    $ 5,198    $ 1,115    $ (757)   $ 3,326
                                          ===================================================================================

Financial Condition

Comparison of Financial Condition at June 30, 1998 and June 30, 1997

Total assets increased $230.2 million, or 17.4%, to $1.552 billion at June 30, 1998 from total assets of $1.322 billion at June 30, 1997. The increase was primarily attributable to a $143.0 million increase in investment securities and a $164.4 million increase in net loans receivable, particularly in the Company's one- to four-family first mortgage loan portfolio. The increase in investment securities was partially due to the leveraging of proceeds from the Trust Preferred securities offering in October 1997. At June 30, 1998, net loans receivable, including loans held for sale, were $1.096 billion compared to $931.5 million at June 30, 1997. The asset growth was funded by the proceeds from the issuance of the Trust Preferred securities, an increase in retail deposits, additional medium-term FHLB of New York advances and increased other borrowings as well as principal payments on mortgage-backed securities and one- to four-family mortgage loan sales.

Deposits increased $109.9 million to $1.028 billion at June 30, 1998 from $918.2 million at June 30, 1997. FHLB of New York advances were $230.5 million at June 30, 1998, a $25.0 million increase from $205.5 million at June 30, 1997. In addition, the Company had $131.5 million of other borrowings at June 30, 1998, consisting of $91.6 million of short-term and overnight borrowings and $39.9 million of reverse repurchase agreements maturing after one year but within five years. Other borrowings at June 30, 1997 totaled $82.8 million and consisted of $72.8 million of short-term and overnight borrowings and a $10.0 million of reverse repurchase agreement maturing in December 2001.

Non-performing assets at June 30, 1998 totaled $5.4 million, representing 0.35% of total assets, compared to $6.4 million, or 0.48% of total assets, at June 30, 1997. Non-accruing loans were $3.7 million with a ratio of non-performing loans to total loans of 0.34% at June 30, 1998 as compared to $5.5 million, or 0.59% of total loans, at June 30, 1997. Real estate owned increased to $1.6 million at June 30, 1998 from $884,000 at June 30, 1997.

Stockholders' equity at June 30, 1998 totaled $103.7 million compared to $97.3 million at June 30, 1997. The increase primarily reflects the net income recorded for the year ended June 30, 1998, partially offset by the repurchase of 325,000 shares of the Company's outstanding stock at an average price of $17.17 per share and the declaration of dividends.

Results of Operations

Comparison of Operating Results for the Years Ended June 30, 1998 and June 30, 1997

General. For the year ended June 30, 1998 net income was $11.2 million, or $1.16 per diluted share, as compared to net income of $6.9 million, or $0.73 per diluted share for the prior year. The year ended June 30, 1997 included the effects of the one-time SAIF recapitalization assessment which totaled $4.8 million ($3.1 million after-tax), or $0.33 per share on a diluted basis.

Interest and Dividend Income. Interest and dividend income for the year ended June 30, 1998 increased to $100.8 million from $85.4 million for the year ended June 30, 1997. The increase in the current year was due to an increase in average interest-earning assets, primarily residential loans, partially offset by a decrease in the average yield earned on interest-earning assets. Average interest-earning assets were $1.377 billion for the year ended June 30, 1998 compared to $1.144 billion for the prior year. The average yield earned on interest-earning assets decreased to 7.32% for the year ended June 30, 1998 from 7.47% for the year ended June 30, 1997.

Interest income on residential one- to four-family mortgage loans for the year ended June 30, 1998 increased $11.3 million, or 21.1%, when compared to the prior year. The increase in interest income on residential one- to four-family mortgage loans was due to $175.9 million increase in the average balance outstanding to $889.2 million for the year ended June 30, 1998 compared to $713.3 million for the prior year. The increase in the average balance on residential one- to four-family mortgage loans was partially offset by a decrease of 0.22% in the average yield earned on this loan portfolio to 7.29% for the year ended June 30, 1998 from the prior year.

Interest on investment securities increased $8.2 million for the year ended June 30, 1998 from the prior year. The increase was primarily due to a $112.0 million increase in the average balance outstanding and a 0.22% increase in the average yield earned on these assets for the year ended June 30, 1998.

Interest income on the mortgage-backed securities portfolio decreased $4.9 million, or 22.1%, for the year ended June 30, 1998 as compared to the prior year. The decrease in interest income on mortgage-backed securities primarily reflects a $68.6 million decrease in the average balance outstanding to $248.8 million for the year ended June 30, 1998 compared to $317.4 million for the prior year.

Interest Expense. Interest expense increased $15.0 million for the year ended June 30, 1998 from $53.1 million for the year ended June 30, 1997. The increase was primarily attributable to an increase in total average deposits, primarily certificates of deposit, and FHLB of New York advances coupled with an increase in the Company's cost of funds. Interest expense also increased due to the issuance of the Trust Preferred securities. Average deposits and borrowings increased $199.6 million for the year ended June 30, 1998 compared to fiscal 1997. The average rate paid on deposits, borrowings and Trust Preferred securities increased to 5.20% for the year ended June 30, 1998 from 4.89% for the prior year.

Net Interest and Dividend Income. Net interest and dividend income for the year ended June 30, 1998 was $32.8 million, reflecting a slight increase from $32.3 million recorded in the prior year. The increase reflects the Company's growth in assets, primarily in investment securities and residential one- to four-family mortgage loans. The increase in net interest and dividend income was partially offset by a decline in the net interest rate spread as well as timing differences between the receipt of the proceeds from the Trust Preferred securities offering and full implementation of the Company's investment strategy. The net interest rate spread and net interest margin for the year ended June 30, 1998 were 2.12% and 2.38%, respectively, a decline from 2.58% and 2.83%, respectively, during the prior year. For the year ended June 30, 1998, the decline in net interest rate spread and net interest margin was partially due to the addition of the Trust Preferred securities. The declines in the net interest rate spread and net interest margin were also attributable to the flat yield curve environment recently experienced in which higher yielding loans pre-paid at accelerated rates and were replaced by lower yielding loans. Since the Company's liabilities generally reprice more quickly than its assets, net interest rate spread and net interest margin will likely decrease if interest rates rise.

Provision for Loan Losses. The provision for loan losses for the year ended June 30, 1998 was $600,000 compared to $635,000 for the prior year. The allowance for loan losses at June 30, 1998 of $2.8 million showed an increase from the $2.6 million at June 30, 1997. The allowance for loan losses as a percentage of non-performing loans was 74.18% at June 30, 1998, compared to 47.80% at June 30, 1997.

Non-Interest Income. For the year ended June 30, 1998, non-interest income was $2.7 million compared to $1.8 million for the prior year. Gains of approximately $494,000 on the sale of $70 million of one- to four-family mortgage loans, primarily 30 year fixed rate loans, were reflected in the year ended June 30, 1998. These loan sales were undertaken to manage prepayment risk as part of the Company's asset/liability management strategy. In addition to these gains, growth in non-interest income was primarily attained through the introduction of charging non-customers for ATM transactions, fees recorded for the origination of loans provided to other investors and an increase in service charges related to checking accounts. Furthermore, for the year ended June 30, 1998, the increase was partially attributable to a decrease in the net loss from real estate operations. The net loss from real estate operations was $156,000 for the year ended June 30, 1998 compared to a net loss from real estate operations of $181,000 for the prior year.

Non-Interest Expenses. Non-interest expenses were $17.4 million for the year ended June 30, 1998 compared to $22.4 million for the prior year. The year ended June 30, 1997 included $4.8 million for the one-time SAIF recapitalization assessment. Excluding the effects of the SAIF assessment, non-interest expenses for the year ended June 30, 1998 were slightly lower than fiscal 1997. The Company's non-interest expenses as a percent of average assets declined to 1.22% for the year ended June 30, 1998 from 1.47% for the prior year, excluding the SAIF assessment.

Income Tax Expense. Income tax expense for the year ended June 30, 1998 was $6.2 million compared to $4.2 million for the year ended June 30, 1997. Excluding the effects of the one-time SAIF recapitalization assessment, income tax expense of $6.0 million was recorded for the prior year. The effective tax rate for the year ended June 30, 1998 was 35.8%. Excluding the effects of the one-time SAIF recapitalization assessment, the effective tax rate was 37.5% for the year ended June 30, 1997.

Comparison of Operating Results for the Years Ended June 30, 1997 and June 30, 1996

General. For the year ended June 30, 1997, net income was $6.9 million, or $0.73 per diluted share, including the effects of the one-time SAIF recapitalization assessment. The SAIF recapitalization assessment for the Company totaled $4.8 million, or an after-tax cost of $3.1 million, or $0.33 per share on a diluted basis. The results for the year ended June 30, 1997, excluding the effects of the SAIF assessment, would have compared favorably to net income of $7.8 million, or $0.77 per diluted share, for the year ended June 30, 1996.

Interest and Dividend Income. Interest and dividend income for the year ended June 30, 1997 increased to $85.4 million from $68.1 million for the year ended June 30, 1996. The increase in the year ended June 30, 1997 was due to an increase in average interest-earning assets, primarily residential loans, partially offset by a decrease in the average yield earned on interest-earning assets. Average interest-earning assets were $1.1 billion for the year ended June 30, 1997 compared to $901.0 million for the comparable prior fiscal year. The average yield on interest-earning assets decreased to 7.47% for the year ended June 30, 1997 from 7.56% for the year ended June 30, 1996.

Interest income on residential one- to four-family mortgage loans for the year ended June 30, 1997 increased $18.5 million, or 52.7% when compared to the prior fiscal year. The increase in interest income on residential one- to four-family mortgage loans was due to an increase of $256.1 million in the average balance outstanding for the year ended June 30, 1997 over the prior fiscal year. The increase in the average balance on residential one- to four-family mortgage loans was partially offset by a decrease of 0.16% in the average yield earned on this loan portfolio for the year ended June 30, 1997 from the prior fiscal year.

Interest Expense. Interest expense increased $14.0 million for the year ended June 30, 1997, from $39.1 million for fiscal 1996. The increase was attributable to an increase in total average deposits and borrowings coupled with an increase in the Company's cost of funds. Average deposits and borrowings increased $235.1 million for the year ended June 30, 1997 compared to the 1996 period. The average rate paid on deposits and borrowings increased to 4.89% for the year ended June 30, 1997 from 4.60% for the prior fiscal year.

Net Interest and Dividend Income. Net interest and dividend income for the year ended June 30, 1997 was $32.3 million, reflecting an increase from $29.0 million recorded in the prior fiscal year. The increase reflects the Company's growth in assets, primarily in residential one- to four-family mortgage loans. The net interest rate spread and net interest margin for the year ended June 30, 1997 were 2.58% and 2.83%, respectively, a decline from 2.96% and 3.22%, respectively, during fiscal 1996. While the interest rate environment of recent years has proven beneficial to many financial institutions, including the Company, increases in market rates of interest generally adversely affect the net interest income of most financial institutions. Since the Company's liabilities generally reprice more quickly than its assets, interest margins will likely decrease if interest rates rise.

Provision for Loan Losses. The provision for loan losses for the year ended June 30, 1997 was $635,000 compared to $610,000 for the prior fiscal year. The allowance for loan losses at June 30, 1997 of $2.6 million is comparable to the June 30, 1996 level. The allowance for loan losses as a percentage of non-performing loans was 47.80% at June 30, 1997, compared to 42.52% at June 30, 1996.

Non-Interest Income. For the year ended June 30, 1997 non-interest income was $1.8 million compared to $2.2 million for the prior fiscal year. The decrease was partially due to a $94,000 gain on sale of investments available for sale which was recorded in the year ended June 30, 1996. In addition, the decrease in the year ended June 30, 1997 was partially attributable to a net loss from real estate operations of $181,000 compared to a net gain from real estate operations of $104,000 for the prior fiscal year. The decrease in net gains from real estate operations was partially reflective of additional reserves established in accordance with internal policies and guidelines on real estate properties then owned by the Company. Non-interest income for the year ended June 30, 1996 included a $62,000 gain on sale of a property no longer used in operations.

Non-Interest Expenses. The Company's non-interest expenses were $22.4 million for the year ended June 30, 1997. Non-interest expenses for the year ended June 30, 1997 included $4.8 million for the one-time SAIF recapitalization assessment. Excluding this SAIF assessment, non-interest expenses for the year ended June 30, 1997 would have been comparable to the $17.6 million reported for the year ended June 30, 1996. The Company's non-interest expenses, excluding the SAIF assess ment, as a percent of average assets declined to 1.47% for the year ended June 30, 1997 from 1.84% for the prior fiscal year.

As noted above, beginning January 1, 1997 deposit insurance premiums decreased significantly from the 0.23% of deposits previously paid by the Bank.

Income Tax Expense. Income tax expense for the year ended June 30, 1997 was $4.2 million compared to $5.1 million for the prior fiscal year. Excluding the effects of the one-time SAIF recapitalization assessment, income tax expense would have been $6.0 million for fiscal 1997. The effective tax rate was 37.9% for the year ended June 30, 1997. Excluding the effect of the one-time SAIF recapitalization assessment, the effective tax rate was 37.5% for the year ended June 30, 1997 compared to 39.5% for the year ended June 30, 1996.

Year 2000

The concern comprising the Year 2000 issue has its basis in the fact that many existing computer programs have traditionally used only two digits to identify the year in many date fields. The century representation has been largely assumed. As a century change rapidly approaches, any misinterpretation over the proper meaning could cause logic and other software errors in various applications. Year 2000 readiness means being able to clearly discern and traverse the century boundary in all applications.

It is not, however, just a computer issue. Building, communications and environmental systems are also involved. The issue is further compounded by the degree to which other entities such as bank customers and suppliers are successful in addressing this same issue. The Year 2000 issue affects virtually all organizations globally. Penn Federal has been taking, as have most banking institutions, a proactive stance on this issue for several years.

A formal Year 2000 Project Plan (the "Year 2000 Plan") has been prepared and approved by the Company's Board of Directors. Supplementing this plan is a detailed listing of areas of concentration. The Board of Directors is updated on a monthly basis as to the status of all phases. Furthermore, an independent verification of progress is being performed on a quarterly basis.

A task force with representation from all divisions within the Bank has been assembled to implement the Year 2000 Plan, under the direction of two senior vice presidents. The task force continues to engage in a wide range of associated tasks. These include informing bank personnel about the complexity of the issue, assessing its impact upon Penn Federal systems and applications and arranging for the remediation of affected items. As the Bank primarily runs software purchased from a few key vendors, the task force continues to meet and work closely with those vendors and suppliers to ensure a smooth transition into the next millennium. By following a carefully prescribed plan, efforts to date have made substantial progress and the Company is currently on target toward meeting its commitment in achieving Year 2000 compliance for its mission critical systems.

Systems critical to the operation of the Company have been identified and are receiving top priority. Certain of the mission-critical software elements are now compliant. Upgrades on other mission-critical software have been received and installed and are in the process of being tested. Although a vendor may contend that its product is currently Year 2000 compliant or has been remediated to be so, the Company will not consider an entity to be Year 2000 compliant until either the vendor certifies such to the Company by providing a test results review or until the Company has performed independent testing. Task force personnel are currently participating in the process of testing and verifying vendor changes. Management expects to have renovated and tested all necessary systems by the end of the first quarter of 1999 and believes that its level of preparedness for the project is appropriate.

Members of the task force have responsibility for identifying a contingency plan for the different areas of software being tested in the event the Year 2000 Plan is not timely and successfully implemented. If vendors for certain critical systems are unable to supply Year 2000 compliant software upgrades, the use of an alternative vendor would be required to be pursued, at additional cost to the Company. Certain non-software items, such as the assurance of electrical power on January 1, 2000 is beyond the control of the Company. Nevertheless, contingency plans for these items must be formalized.

The estimated cost for this effort is $75,000; the actual amount will be determined by managements's operational choices over the next few months. This estimate includes approximately $44,000 of hardware and software cost upgrades. The remaining $31,000 is estimated for software program consulting and remediation. This estimate does not include manpower costs of Company personnel associated with the task force, who retain their individual operational responsibli-ties in addition to Year 2000 duties. No costs have been incurred to date. The completion date and cost are based upon management's analysis of the information currently available to it.

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

Federal regulations require the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows. The current required percentage is 4% of net withdrawable deposits payable on demand or in one year or less and borrowings payable on demand or in one year or less, both as of the end of the preceding calendar quarter. Liquid assets for purposes of this ratio include cash, accrued interest receivable, certain time deposits, U.S. Treasury and Government agencies and other securities and obligations generally having remaining maturities of less than five years. All mortgage-backed securities are includable in liquid assets, as well. The Company's most liquid assets are cash and cash equivalents, short-term investments and mortgage-backed securities. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At June 30, 1998 and 1997, the Bank's liquidity ratios were 24.50% and 10.36%, respectively.

In the event that the Company should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of FHLB of New York advances and reverse repurchase agreements. In addition, the Company may access funds, if necessary, through the use of $57.0 million of overnight repricing lines of credit and a $50.0 million one-month overnight repricing line of credit from the FHLB of New York. The Company uses its liquid resources principally to fund maturing certificates of deposit and deposit withdrawals, to purchase loans and securities, to fund existing and future commitments, and to meet operating expenses. At June 30, 1998, the Company had outstanding commitments to extend credit which amounted to $37.3 million (including $30.4 million in available lines of credit) and commitments to purchase loans of $11.7 million. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

In addition to cash provided by operating activities, the Company's fiscal 1998, 1997 and 1996 cash needs were provided by increased deposits, an increase in advances from the FHLB of New York and other borrowings and principal repayments of mortgage-backed securities. Furthermore, during fiscal 1998, proceeds from the Trust Preferred securities offering, maturities of investment securities and sales of loans contributed to meeting the Company's cash needs. During fiscal 1998 and 1997, the cash provided was used for investing activities, which included the origination and purchase of loans and the purchase of investment securities. During fiscal 1996, the cash provided was principally used for investing activities, which included the purchase of investment and mortgage-backed securities and the origination and purchase of loans.

Current regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percentage of risk- adjusted assets; a leverage ratio of core capital to total adjusted assets; and a tangible capital ratio expressed as a percentage of total adjusted assets. As of June 30, 1998, the Bank exceeded all regulatory capital requirements and qualified as a "well-capitalized" institution. See "Regulation" and Note P -- Stockholders' Equity and Regulatory Capital, in the Notes to Consolidated Financial Statements.

The Company initiated a quarterly cash dividend on its common stock of $0.035 per share in the second quarter of fiscal 1997. Total dividends paid for the years ended June 30, 1998 and 1997 were $0.14 per share and $0.105 per share, respectively. The declaration and payment of dividends are subject to, among other things, PennFed's financial condition and results of operations, regulatory capital requirements, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors.

Item 8.  Financial Statements and Supplementary Data

Independent Auditors' Report

Board of Directors and Stockholders
PennFed Financial Services, Inc. and Subsidiaries
West Orange, New Jersey

We have audited the accompanying consolidated statements of financial condition of PennFed Financial Services, Inc. and Subsidiaries (the "Company") as of June 30, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PennFed Financial Services, Inc. and Subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
July 29, 1998

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
                 Consolidated Statements of Financial Condition

                                                                                                   June 30,
                                                                                         ---------------------------
                                                                                             1998            1997
                                                                                         ---------------------------
                                                                                            (Dollars in thousands)
Assets
Cash and cash equivalents......................................................          $     10,960     $   10,729
Investment securities held to maturity, at amortized cost, market value
        of $178,743 and $35,432 at June 30, 1998 and 1997......................               178,310         35,290
Mortgage-backed securities held to maturity, at amortized cost, market value
        of $208,128 and $291,125 at June 30, 1998 and 1997.....................               204,452        288,539
Loans held for sale............................................................                   565             --
Loans receivable, net of allowance for loan losses of $2,776 and $2,622
        at June 30, 1998 and 1997..............................................             1,095,287        931,451
Premises and equipment, net....................................................                18,092         16,435
Real estate owned, net.........................................................                 1,643            884
Federal Home Loan Bank of New York stock, at cost..............................                15,065         12,413
Accrued interest receivable, net...............................................                 8,723          7,196
Goodwill and other intangible assets...........................................                13,481         15,918
Other assets...................................................................                 5,360          2,896
                                                                                         ---------------------------
                                                                                           $1,551,938     $1,321,751
                                                                                         ===========================

Liabilities and Stockholders' Equity
Liabilities:

        Deposits...............................................................            $1,028,100     $  918,160
        Federal Home Loan Bank of New York advances............................               230,465        205,465
        Other borrowings.......................................................               131,500         82,750
        Mortgage escrow funds..................................................                10,534          8,855
        Due to banks...........................................................                12,069          7,237
        Accounts payable and other liabilities.................................                 2,886          2,014
                                                                                         ---------------------------
        Total liabilities......................................................             1,415,554      1,224,481
                                                                                         ---------------------------

        Guaranteed Preferred Beneficial Interests in the
          Company's Junior Subordinated Debentures.............................                34,500             --

        Unamortized issuance expenses..........................................                (1,819)            --
                                                                                         ---------------------------
        Net Trust Preferred Securities.........................................                32,681             --
                                                                                         ---------------------------

Commitments and Contingencies (Note O)

Stockholders' Equity:

        Serial preferred stock, $.01 par value,
                7,000,000 shares authorized, no shares issued..................                    --             --
        Common stock, $.01 par value, 30,000,000 shares authorized,
                11,900,000 shares issued and 9,385,988 and 9,644,248 shares outstanding at June 30, 1998 and 1997 (excluding shares
                held in treasury of 2,514,012 and 2,255,752 at June 30, 1998
                and 1997)......................................................                    60             60
        Additional paid-in capital.............................................                58,278         57,441
        Restricted stock - Management Recognition Plan.........................                  (531)        (1,062)
        Employee Stock Ownership Plan Trust debt...............................                (3,253)        (3,671)
        Retained earnings, partially restricted................................                70,781         61,051
        Treasury stock, at cost, 2,514,012 and 2,255,752 shares at June 30, 1998
           and 1997............................................................               (21,632)       (16,549)
                                                                                         ---------------------------
        Total stockholders' equity.............................................               103,703         97,270
                                                                                         ---------------------------
                                                                                           $1,551,938     $1,321,751
                                                                                         ===========================


See notes to consolidated financial statements.

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
                        Consolidated Statements of Income

                                                                              For the years ended June 30,
                                                                        -----------------------------------------
                                                                              1998         1997           1996
                                                                        -----------------------------------------
                                                                                   (Dollars in thousands)
Interest and Dividend Income:
  Interest and fees on loans................................            $    73,822     $  61,768       $  43,275
  Interest on federal funds sold............................                     18            --               1
  Interest and dividends on investment securities...........                  9,814         1,603           2,298
  Interest on mortgage-backed securities....................                 17,151        22,030          22,549
                                                                        -----------------------------------------
                                                                            100,805        85,401          68,123
                                                                        -----------------------------------------
Interest Expense:

  Deposits..................................................                 48,200        40,172          33,601
  Borrowed funds............................................                 17,669        12,901           5,520
  Trust Preferred securities................................                  2,174            --              --
                                                                        -----------------------------------------
                                                                             68,043        53,073          39,121
                                                                        -----------------------------------------
Net Interest and Dividend Income Before
  Provision for Loan Losses.................................                 32,762        32,328          29,002
Provision for Loan Losses...................................                    600           635             610
                                                                        -----------------------------------------
Net Interest and Dividend Income After
  Provision for Loan Losses.................................                 32,162        31,693          28,392
                                                                        -----------------------------------------

Non-Interest Income:

  Service charges...........................................                  1,974         1,666           1,602
  Net gain (loss) from real estate operations...............                   (156)         (181)            104
  Net gain on sales of loans................................                    528            --              --
  Net gain on sales of investment securities................                     --            --              94
  Other.....................................................                    321           298             402
                                                                        -----------------------------------------
                                                                              2,667         1,783           2,202
                                                                        -----------------------------------------
Non-Interest Expenses:

  Compensation and employee benefits........................                  8,109         7,897           7,617
  Net occupancy expense.....................................                  1,275         1,129           1,129
  Equipment.................................................                  1,542         1,580           1,580
  Advertising...............................................                    380           326             298
  Amortization of intangibles...............................                  2,437         2,512           2,625
  Federal deposit insurance premium.........................                    591         1,112           1,680
  SAIF recapitalization assessment..........................                     --         4,813              --
  Other.....................................................                  3,055         3,016           2,713
                                                                        -----------------------------------------
                                                                             17,389        22,385          17,642
                                                                        -----------------------------------------

Income Before Income Taxes..................................                 17,440        11,091          12,952
Income Tax Expense..........................................                  6,242         4,205           5,111
                                                                        -----------------------------------------
Net Income..................................................            $    11,198    $    6,886     $     7,841
                                                                        -----------------------------------------

Weighted average number of common shares outstanding:
  Basic.....................................................              8,949,357     8,902,644       9,829,532
                                                                        =========================================

  Diluted...................................................              9,689,655     9,439,856      10,126,434
                                                                        =========================================

Net income per common share:

  Basic.....................................................            $      1.25    $     0.77     $      0.80
                                                                        =========================================

  Diluted...................................................            $      1.16    $     0.73     $      0.77
                                                                        =========================================



See notes to consolidated financial statements.

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
                           Consolidated Statements of
                        Changes in Stockholders' Equity

                For the Years Ended June 30, 1998, 1997 and 1996

                                                                Restricted      Employee                Unrealized
                                                                  Stock -        Stock                    Gain On
                                Serial             Additional    Management    Ownership                Investments
                              Preferred     Common   Paid-In    Recognition   Plan Trust    Retained     Available    Treasury
                                Stock       Stock    Capital       Plan          Debt       Earnings      For Sale      Stock
                              -------------------------------------------------------------------------------------------------
                                                       (Dollars in thousands)
Balance at June 30, 1995.....     $ --       $60     $56,881      $(1,754)      $(4,423)     $47,333        $ 59     $  (3,986)
Allocation of ESOP Stock.....                                                       362
ESOP Adjustment .............                            176
Purchase of 801,860 shares
  of treasury stock..........                                                                                          (12,370)
Issuance of 680 shares of
  treasury stock
  for options exercised......                                                                     (2)                        8
Amortization of MRP stock....                                         438
Decrease in unrealized gain on
  investments available
  for sale...................                                                                                (59)
Net income for the year
  ended June 30, 1996........                                                                  7,841
                              -------------------------------------------------------------------------------------------------

Balance at June 30, 1996.....       --        60      57,057       (1,316)       (4,061)      55,172          --       (16,348)
Allocation of ESOP stock.....                                                       390
ESOP and MRP adjustment......                            345
Purchase of 32,500 shares
  of treasury stock..........                                                                                             (651)
Issuance of 1,804 shares
  of treasury stock
  for options exercised
  and Dividend
  Reinvestment Plan (DRP)....                                                                    (20)                       27
Issuance of 29,155 shares
  of treasury stock
  for MRP....................                             39         (462)                                                 423
Amortization of MRP stock....                                         716
Cash dividends...............                                                                   (987)
Net income for the year
  ended June 30, 1997........                                                                  6,886
                              -------------------------------------------------------------------------------------------------

Balance at June 30, 1997.....       --       60       57,441       (1,062)       (3,671)      61,051          --       (16,549)
Allocation of ESOP stock.....                                                       418
ESOP and MRP adjustment......                            837
Purchase of 325,000 shares
  of treasury stock..........                                                                                           (5,581)
Issuance of 66,740 shares of
  treasury stock for options
  exercised and DRP..........                                                                   (166)                      498
Amortization of MRP stock....                                       531
Cash dividends...............                                                                 (1,302)
Net income for the year
  ended June 30, 1998........                                                                 11,198
                              -------------------------------------------------------------------------------------------------
Balance at June 30, 1998.....     $ --      $60      $58,278   $   (531)        $(3,253)     $70,781        $ --      $(21,632)
                              -------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
                     Consolidated Statements of Cash Flows

                                                                                  For the years ended June 30,
                                                                           -----------------------------------------
                                                                               1998            1997         1996
                                                                           -----------------------------------------
                                                                                     (Dollars in thousands)
Cash Flows from Operating Activities:
        Net income...........................................              $  11,198      $    6,886     $    7,841
        Adjustments to reconcile net income to net cash
          provided by operating activities:
        Net gain on sales of loans...........................                   (528)             --             --
        Proceeds from sales of loans held for sale...........                  1,616             585            273
        Originations of loans held for sale..................                 (2,181)           (497)          (361)
        Gain on sales of investment securities...............                     --              --            (94)
        Net gain on sales of real estate owned...............                    (95)            (29)          (236)
        Amortization of investment and mortgage-backed
          securities premium, net............................                    319             260            415
        Depreciation and amortization........................                  1,297           1,301          1,315
        Provision for losses on loans and real estate owned..                    751             747            618
        Amortization of cost of stock plans..................                  1,786           1,466            978
        Amortization of intangibles..........................                  2,437           2,512          2,625
        Amortization of premiums on loans and loan fees......                  1,565             414            371
        Amortization of Trust Preferred securities
          issuance costs.....................................                     42              --             --
        Increase in accrued interest receivable, net of
          accrued interest payable...........................                   (974)           (113)          (835)
        (Increase) decrease in other assets..................                 (2,464)          1,731         (1,294)
        (Increase) decrease in deferred income tax asset.....                    642             185           (174)
        Increase (decrease) in accounts payable and
          other liabilities..................................                    230             891           (894)
        Increase in mortgage escrow funds....................                  1,679           2,925          1,160
        Increase in due to banks.............................                  4,832           1,248          2,348
        Other, net...........................................                     --              (2)           (83)
                                                                           -----------------------------------------
        Net cash provided by operating activities............                 22,152          20,510         13,973
                                                                           -----------------------------------------

Cash Flows From Investing Activities:
        Proceeds from maturities of investment securities....                 70,141          16,000          6,210
        Proceeds from sales of investment securities
          available for sale.................................                     --              --            104
        Purchases of investment securities held to maturity..               (213,168)        (30,000)       (10,000)
        Net outflow from loan originations net of
          principal repayments of loans......................               (152,786)        (86,193)       (55,090)
        Purchases of loans...................................               ( 89,910)       (195,514)      (132,238)
        Proceeds from principal repayments of
          mortgage-backed securities.........................                 83,775          57,266         72,028
        Purchases of mortgage-backed securities..............                     --              --        (99,085)
        Proceeds from sale of premises and equipment.........                     --              --            326
        Proceeds from sale of loans..........................                 75,108              --             --
        Purchases of premises and equipment..................                 (2,954)         (1,701)          (529)
        Proceeds from sales of real estate owned.............                  1,300)          1,806          1,868
        Purchases of Federal Home Loan Bank of
          New York stock.....................................                 (2,652)         (4,361)        (1,684)
                                                                           -----------------------------------------
        Net cash used in investing activities................               (231,146)       (242,697)      (218,090)
                                                                           -----------------------------------------

Cash Flows From Financing Activities:
        Net increase in deposits.............................                109,387          81,403        122,502
        Increases in advances from the Federal Home Loan
          Bank of New York and other borrowings..............                 73,750         141,515         95,870
        Net proceeds from issuance of Trust
          Preferred securities...............................                 32,639              --             --
        Cash dividends paid..................................                 (1,302)           (987)            --
        Purchases of treasury stock, net of reissuance.......                 (5,249)           (644)       (12,362)
                                                                           -----------------------------------------
        Net cash provided by financing activities............                209,225         221,287        206,010
                                                                           -----------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents.........                    231            (900)         1,893
Cash and Cash Equivalents, Beginning of Year.................                 10,729          11,629          9,736
                                                                           -----------------------------------------
Cash and Cash Equivalents, End of Year.......................              $  10,960       $  10,729      $  11,629
                                                                           =========================================

Supplemental Disclosures of Cash Flow Information:
        Cash paid during the year for:

        Interest.............................................              $  66,821       $  52,054      $  38,731
                                                                           =========================================

        Income taxes.........................................              $   6,707       $   3,504      $   5,133
                                                                           =========================================

Supplemental Schedule of Non-Cash Activities:

        Transfer of loans receivable to real estate
          owned, net.........................................              $   2,115       $   1,690      $   1,540
                                                                           =========================================

        Unrealized gain on investments available for sale....              $      --       $      --      $     (59)
                                                                           =========================================

        Issuance of treasury stock for Management
          Recognition Plan...................................              $      --       $     423      $      --
                                                                           =========================================


See notes to consolidated financial statements.

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
                   Notes to Consolidated Financial Statements

                    Years Ended June 30, 1998, 1997 and 1996

A. Summary of Significant Accounting Policies

PennFed Financial Services, Inc. ("PennFed") was organized in March 1994 for the purpose of becoming the savings and loan holding company for Penn Federal Savings Bank (the "Bank") in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank (the "Conversion").

Principles of Consolidation -- The consolidated financial statements of PennFed and subsidiaries (with its subsidiaries the "Company") include the accounts of PennFed and its subsidiaries (the Bank and PennFed Capital Trust I). PennFed owns all of the outstanding stock of the Bank issued on July 14, 1994 (see Note B - Stock Conversion). All references to the Company, unless otherwise indicated, prior to July 14, 1994, refer to the Bank and its subsidiaries on a consolidated basis. All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents -- For purposes of reporting cash flows, cash and cash equivalents include cash and amounts due from depository institutions.

Investment Securities and Mortgage-Backed Securities -- In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), debt securities classified as held to maturity are carried at amortized cost only if the reporting entity has a positive intent and ability to hold those securities to maturity.

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

Loans Held for Sale-- Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Aggregate net unrealized losses are recognized in a valuation allowance by charges to income.

Loans Receivable -- Interest income is not accrued on loans where management has determined that the borrowers may be unable to meet contractual principal or interest obligations or where interest and/or principal is 90 days or more past due. When a loan is placed on nonaccrual status, accrual of interest ceases and, in general, uncollected past due interest (including interest applicable to prior years, if any) is reversed and charged against current income. Therefore, interest income is not recognized unless the financial condition and payment record of the borrower warrant the recognition of interest income. Interest on loans that have been restructured is generally accrued according to the renegotiated terms.

In accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114") and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("SFAS 118"), the Company accounts for impaired loans, except those loans that are accounted for at fair value or at the lower of cost or fair value, at the present value of the estimated future cash flows of the loan discounted at the loan's effective interest rate or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable that all principal and interest amounts will not be collected according to the loan contract. Delinquent, smaller balance, homogeneous loans that are evaluated collectively on a portfolio basis are not considered impaired under SFAS 114. The Company generally evaluates the collectibility of consumer and one- to four-family loans on a total portfolio basis.

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
             Notes to Consolidated Financial Statements -- Continued

Allowance for Loan Losses -- The allowance for loan losses is established through charges to earnings. Loan losses are charged against the allowance for loan losses when management believes that the recovery of principal is unlikely. If, as a result of loans charged off or increases in the size or risk characteristics of the loan portfolio, the allowance is below the level considered by management to be adequate to absorb future loan losses on existing loans, the provision for loan losses is increased to the level considered necessary to provide an adequate allowance. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of the loans. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrowers' ability to pay. Economic conditions may result in the necessity to change the allowance quickly in order to react to deteriorating financial conditions of the Company's borrowers. As a result, additional provisions on existing loans may be required in the future if borrowers' financial conditions deteriorate or if real estate values decline.

Premises and Equipment -- Premises and equipment are stated at cost, less accumulated depreciation and amortization. Provisions for depreciation of premises and equipment are computed on the straight-line method over three to ten years for furniture and equipment and twenty-five to forty years for buildings. Amortization of leasehold improvements is provided using the straight-line method over the terms of the respective lease or estimated useful life of the improvement, whichever is shorter.

Real Estate Owned -- Real estate properties acquired by foreclosure are recorded at the lower of cost or estimated fair value less costs to dispose with any write down charged against the allowance for loan losses. Subsequent valuations are periodically performed by management and the carrying value is adjusted by a charge to expense to reflect any subsequent declines in the estimated fair value. Further declines in real estate values may result in increased foreclosed real estate expense in the future. Routine holding costs are charged to expense as incurred and improvements to real estate owned that increase the fair value of the real estate are capitalized. Gains on sale of real estate owned are generally recognized upon disposition of the property. Losses are charged to operations as incurred.

Goodwill -- The excess of cost over fair value of assets acquired ("goodwill") arising from the acquisitions discussed in Note C is amortized to expense by an accelerated method over the estimated remaining lives of long-term, interest-bearing assets acquired (14 years) in accordance with Statement of Financial Accounting Standards No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions."

Core Deposit Premium -- The premium resulting from the valuation of core deposits arising from the aforementioned acquisitions is being amortized to expense over the estimated average remaining life of the existing customer deposit base acquired (10 years).

Due to Banks -- This item represents a book overdraft relating to outstanding checks written on the Company's Federal Home Loan Bank of New York operating account.

Income Taxes-- Federal and state income taxes are based upon earnings reported after permanent differences. Deferred income taxes are provided for temporary differences in the basis of assets and liabilities between financial statement and income tax amounts.

In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), the Company uses an asset and liability method for financial accounting and reporting for income taxes.

Earnings Per Common Share -- Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period, less the weighted average unallocated ESOP shares of common stock. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

Loan Origination Fees and Discounts and Premiums -- Nonrefundable loan origination fees net of certain direct loan origination costs are deferred. Net deferred fees on loans held for investment are amortized into income over the life of the related loans by use of the level-yield method. Net deferred fees on loans originated for sale are deferred and recognized as part of the gain or loss on sale of loans.

Discounts and premiums on investment and mortgage-backed securities and loans purchased are recognized as

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
             Notes to Consolidated Financial Statements -- Continued

income/expense over the estimated life of the asset purchased using the level-yield method.

Interest Rate Swaps -- The Company has utilized interest rate swaps as a component of managing interest rate risk. Swap agreements are held for purposes other than trading. The Company's swaps are considered to be matched swaps, as they are specifically linked with a liability. Periodic net cash settlements under swap agreements are accrued as an adjustment to interest expense over the life of the agreements. In the event of the termination of an interest rate swap agreement, the gain or loss would be deferred and amortized as an adjustment to interest expense over the shorter of the remaining life of the hedged item or the remaining contract period. In the event of liquidation of the liability to which the interest rate swap is linked, the interest rate swap would be recorded at its fair market value with any change in such fair market value recorded in the period it occurs.

Recently Adopted Accounting Standards -- Effective July 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share ("EPS"), simplifying the standards previously found in APB Opinion No. 15, "Earnings Per Share." The previous presentation of primary EPS has been replaced with a presentation of basic EPS. Dual presentation of basic and diluted EPS is required on the face of the income statement as well as a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. The adoption of SFAS 128 did not have a material effect on the Company's financial condition or results of operations. EPS data presented for the years ended June 30, 1997 and 1996 has been restated to conform with the provisions of SFAS 128.

Stock Split-- All share information has been adjusted to reflect a two-for-one stock split in the form of a 100% stock dividend paid on February 10, 1998. For further information refer to Note P- Stockholders' Equity and Regulatory Capital.

Reclassifications -- Certain reclassifications have been made to prior years' financial statements to conform with current year's presentation.

B. Stock Conversion

On July 14, 1994, the Bank completed the Conversion and became a wholly owned subsidiary of PennFed, a newly formed holding company. In connection with an initial public offering, PennFed issued 11,900,000 shares of common stock at $5 per share ($.01 par value), increasing consolidated equity by $52.1 million, which was net of conversion expenses of approximately $2.7 million and shares issued to the ESOP representing 8% of the shares of common stock issued. The Bank received proceeds of $28.0 million from PennFed in exchange for all of its common stock.

As part of the Conversion, in order to grant a priority to eligible account holders in the event of future liquidation in accordance with Office of Thrift Supervision ("OTS") regulations, the Bank established a liquidation account in an amount equal to $40.9 million (the retained earnings of the Bank as of March 31, 1994). The total amount of the liquidation account will be decreased as the balances of eligible account holders are reduced subsequent to the Conversion. In the event of a complete liquidation of the Bank, and only in such event, eligible account holders who continue to maintain their deposit accounts shall be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held.

C. Branch Acquisitions

In 1995, the Bank acquired from the Resolution Trust Corporation ("RTC") the deposit liabilities and certain of the assets and other liabilities of four branch offices of Carteret Federal Savings Bank, Madison, New Jersey ("Carteret"). The four Carteret branch offices were located in Caldwell, Verona, Fairfield and Wayne, New Jersey. Immediately following the purchase, under a pre-arranged "consortium" agreement, Atlantic Stewardship Bank of Midland Park, New Jersey acquired from the Bank the deposit liabilities and certain of the assets and other liabilities of the Wayne, New Jersey branch office. In connection with this transaction, no gain or loss was recorded by the Bank.

The Bank submitted an $18,739,000 deposit premium bid, of which $18,000,000 related to the Caldwell, Verona and Fairfield branches. In addition to the $18,000,000 deposit premium, the Bank also capitalized $141,000 of expenses

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
             Notes to Consolidated Financial Statements -- Continued

reflecting a total deposit premium intangible asset of $18,141,000.

The Company acquired Sayreville Savings and Loan Association effective September 1982 and First Federal Savings and Loan Association of Montclair effective September 1989. The acquisitions have been accounted for as purchases and, accordingly, the purchase prices have been allocated to assets and liabilities acquired based on their fair value at their date of acquisition. For each of the years ended June 30, 1998, 1997 and 1996, the effect of the amortization of goodwill was to reduce income before income taxes by approximately $421,000, $496,000, and $609,000, respectively.

D. Investment Securities

                                                                        June 30, 1998             June 30, 1997
                                                              --------------------------------------------------------
                                                                  Carrying        Market      Carrying        Market
                                                                   Value          Value         Value          Value
                                                              --------------------------------------------------------
                                                                                    (In thousands)
U.S. Treasury and Government Agencies:
   Maturing:
     Within one year.................................         $        --     $        --     $  4,999        $  5,055
     After five years but within ten years...........              95,000          95,342       30,000          30,070
     After ten years.................................              71,969          71,643           --              --
                                                              --------------------------------------------------------
                                                                  166,969         166,985       34,999          35,125
Obligations of states and political subdivisions:
   Maturing:
     Within one year.................................                 100             101           --              --
     After one year but within five years............                  40              46          101             102
     After five years but within ten years...........                  --              --          190             205
                                                              --------------------------------------------------------
                                                                      140             147          291             307

Trust preferred securities:
   Maturing:
     After ten years.................................              11,201          11,611           --              --
                                                              --------------------------------------------------------
                                                                 $178,310        $178,743      $35,290         $35,432
                                                              ========================================================


At June 30, 1998, investment securities with a carrying value of $85,969,000 were pledged to secure Federal Home Loan Bank of New York advances and other borrowings.

Gross unrealized gains and losses of investment securities at June 30, 1998 and 1997 were as follows:

                                                              June 30, 1998                   June 30, 1997
                                                        -----------------------------------------------------------
                                                          Gross           Gross           Gross           Gross
                                                        Unrealized      Unrealized      Unrealized      Unrealized
                                                           Gains         Losses           Gains           Losses
                                                        -----------------------------------------------------------
                                                                                (In thousands)
U.S. Treasury and Government Agencies..................     $353           $337            $125           $ --
Obligations of states and political subdivisions.......        7             --              17             --
Trust preferred securities.............................      410             --              --             --
                                                            --------------------------------------------------
                                                            $770           $337            $142           $ --
                                                            ==================================================

For the year ended June 30, 1996, sales of investment securities with a cost basis of $10,000 generated gross gains of $94,000. There were no sales of investment securities for the years ended June 30, 1998 and 1997.

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
             Notes to Consolidated Financial Statements -- Continued

E. Mortgage-Backed Securities

                                                                     June 30,
                                                       ----------------------------------
                                                          1998                   1997
                                                       ----------------------------------
                                                                 (In thousands)
Government National Mortgage Association..........     $    3,005              $    3,993
Federal Home Loan Mortgage Corporation............        123,444                 184,028
Federal National Mortgage Association.............         77,019                  98,684
Collateralized Mortgage Obligations/REMICs........            400                     938
                                                       ----------------------------------
                                                          203,868                 287,643
Unamortized premiums, net.........................            584                     896
                                                       ----------------------------------
                                                         $204,452                $288,539
                                                       ==================================


The estimated market values of mortgage-backed securities were $208,128,000 and $291,125,000 at June 30, 1998 and 1997, respectively. There were no sales of mortgage-backed securities in the years ended June 30, 1998, 1997 and 1996.

The carrying value of mortgage-backed securities pledged were as follows:

                                                                     June 30,
                                                       ----------------------------------
                                                          1998                     1997
                                                       ----------------------------------
                                                                  (In thousands)
Pledged to secure:
   Federal Home Loan Bank of New York Advances....      $  91,213                $ 72,004
   Other borrowings...............................         19,485                  41,566
   Interest rate swap agreements..................          2,618                   1,789
   Public funds on deposit........................          3,865                     384
                                                       ----------------------------------
                                                        $ 117,181                $115,743
                                                       ==================================


Collateralized mortgage obligations consist primarily of fixed and adjustable rate sequentially paying securities with short durations.

The gross unrealized gains and losses of mortgage-backed securities held at June 30, 1998 and 1997 were as follows:

                                                        June 30, 1998                 June 30, 1997
                                                 ---------------------------------------------------------
                                                    Gross         Gross           Gross            Gross
                                                 Unrealized     Unrealized      Unrealized      Unrealized
                                                    Gains         Losses           Gains           Losses
                                                 ---------------------------------------------------------
                                                                        (In thousands)
Government National Mortgage Association.....       $  192          $--            $   214         $    --
Federal Home Loan Mortgage Corporation.......        2,064           19              2,604             965
Federal National Mortgage Association........        1,443            5              1,225             492
Collateralized Mortgage Obligations/REMICs...            1           --                  3               3
                                                 ---------------------------------------------------------
                                                    $3,700         $ 24             $4,046          $1,460
                                                 =========================================================

                                       55

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
             Notes to Consolidated Financial Statements -- Continued

F. Loans Receivable, Net

                                                                         June 30,
                                                             -------------------------------
                                                                  1998                1997
                                                             -------------------------------
                                                                      (In thousands)
First Mortgage Loans:
  Conventional.............................                  $   966,073            $824,100
  FHA insured..............................                        4,180               6,046
  VA guaranteed............................                        1,415               1,697
                                                             -------------------------------
  Total one- to four-family................                      971,668             831,843
  Commercial and multi-family..............                       65,833              56,811
                                                             -------------------------------
Total first mortgage loans.................                    1,037,501             888,654
                                                             -------------------------------
Consumer:
  Second mortgages.........................                       27,232              23,665
  Home equity lines of credit..............                       23,538              14,040
  Other....................................                        3,331               2,512
                                                             -------------------------------
Total consumer loans.......................                       54,101              40,217
                                                             -------------------------------
Total loans................................                    1,091,602             928,871
                                                             -------------------------------
Add (Less):
  Allowance for loan losses................                       (2,776)             (2,622)
  Unamortized premium......................                        2,903               3,610
  Unearned income on consumer loans........                          (31)                (36)
  Net deferred loan fees...................                        4,154               1,628
                                                             -------------------------------
                                                                   4,250               2,580
                                                             -------------------------------
                                                              $1,095,852            $931,451
                                                             ===============================


Conventional one- to four-family mortgage loans at June 30, 1998 included $565,000 of mortgages held for sale. At June 30, 1998, the Company had a commitment to sell these loans.

Non-accruing loans at June 30, 1998 and 1997 were $3,742,000 and $5,485,000, respectively, which represents 0.34% and 0.59%, respectively, of total loans outstanding. The total interest income that would have been recorded for the years ended June 30, 1998 and 1997, had these loans been current in accordance with their original terms, or since the date of origination if outstanding for only part of the year, was approximately $167,000 and $139,000, respectively.

At June 30, 1998 and 1997, impaired loans totaled $457,000 and $1,687,000, respectively. The average balance of impaired loans for the years ended June 30, 1998 and 1997 was $724,000 and $2,255,000, respectively. All impaired loans have a related allowance for losses, which totaled $185,000 and $460,000 at June 30, 1998 and 1997, respectively. Interest income related to impaired loans is recognized under the cash-basis method. Interest income recognized on impaired loans for the years ended June 30, 1998 and 1997 was $30,000 and $120,000, respectively. Total interest income that would have been recorded for the years ended June 30, 1998 and 1997, had these loans been current in accordance with their loan terms, was approximately $60,000 and $303,000, respectively.

The Company has restructured the terms of certain loans. Those loans, considered to be troubled debt restructurings, had a balance of $1,415,000 and $1,451,000 at June 30, 1998 and 1997, respectively. The interest earned on restructured loans that are performing in accordance with their modified terms amounted to $131,000 and $210,000 for the years ended June 30, 1998 and 1997, respectively. These loans would have earned $162,000 and $263,000 for the years ended June 30, 1998 and 1997, respectively, had they performed in accordance with their original terms.

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
             Notes to Consolidated Financial Statements -- Continued

The following is an analysis of the allowance for loan losses:

                                                Year ended June 30,
                                           ------------------------------
                                           1998         1997       1996
                                           ------------------------------
                                                  (In thousands)
Balance, beginning of year...........      $2,622      $2,630      $2,860
Provisions for losses on loans.......         600         635         610
Recoveries...........................          --          42         101
Losses charged to allowance..........        (446)       (685)       (941)
                                           ------------------------------
Balance, end of year.................      $2,776      $2,622      $2,630
                                           ==============================


The Company's loan portfolio consists primarily of loans secured by residential and commercial real estate located in its market areas. Therefore, the collectibility of these loans is dependent to a large degree on the overall strength of the New Jersey economy, as well as the specific strength of the real estate sector.

At June 30, 1998 and 1997, commercial and multi-family real estate loans totaled $65,833,000 and $56,811,000, respectively. These loans are considered by management to be of somewhat greater risk of collectibility due to their dependency on income production. Commercial and multi-family real estate loans collateralized by multi-family mixed use properties were $33,033,000 and $25,114,000 at June 30, 1998 and 1997, respectively. The remaining commercial real estate loans were collateralized by commercial properties. Additionally, the majority of the Company's commercial and multi-family real estate loans were collateralized by real estate in the State of New Jersey.

Loans serviced for others totaled approximately $110,916,000 and $78,781,000 at June 30, 1998 and 1997, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges assessed to borrowers, such as late payment fees. In connection with these loans serviced for others, the Company held borrowers escrow balances of $1,216,000 and $926,000 at June 30, 1998 and 1997,
respectively.

G. Premises and Equipment, Net

                                                  June 30,
                                          ------------------------
                                             1998           1997
                                          ------------------------
                                               (In thousands)
Land................................      $  3,959        $  3,709
Buildings and improvements..........        14,143          13,510
Leasehold improvements..............         1,309           1,219
Furniture and equipment.............        10,174           8,194
                                          ------------------------
                                            29,585          26,632

Less: accumulated depreciation
   and amortization.................        11,493          10,197
                                          ------------------------
                                           $18,092         $16,435
                                          ========================


H. Real Estate Owned

                                                   June 30,
                                          ------------------------
                                             1998            1997
                                          ------------------------
                                               (In thousands)
Acquired by foreclosure or deed
  in lieu of foreclosure............        $1,850           $ 986

Allowance for losses on real
  estate owned......................          (207)           (102)
                                          ------------------------
                                            $1,643           $ 884
                                          ========================


                                       57

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
             Notes to Consolidated Financial Statements -- Continued

Results of real estate operations were as follows:

                                                             Year ended June 30,
                                                     ----------------------------------
                                                       1998        1997          1996
                                                     ----------------------------------
                                                               (In thousands)
Net gain on sales of real estate owned............     $   95       $  29         $ 236
Holding costs.....................................       (100)        (98)         (124)
Provision for losses on real estate owned.........       (151)       (112)           (8)
                                                     ----------------------------------
Net gain (loss) from real estate operations.......     $ (156)      $(181)        $ 104
                                                     ==================================


Activity in the allowance for losses on real estate owned was as follows:

                                                            Year ended June 30,
                                                     ----------------------------------
                                                         1998        1997       1996
                                                     ----------------------------------
                                                               (In thousands)
                                                     ----------------------------------
Balance, beginning of year........................     $ 102       $  61        $ 177
Provisions charged to operations..................       151         112            8
Losses charged to allowance.......................       (46)        (71)        (124)
                                                     ----------------------------------
Balance, end of year..............................     $ 207        $102       $   61
                                                     ==================================

I. Deposits

                                                    June 30, 1998           June 30, 1997
                                             ---------------------------------------------------
                                                          Weighted                   Weighted
                                                           Average                    Average
                                                Amount   Interest Rate   Amount    Interest Rate
                                            ---------------------------------------------------
                                                            (Dollars in thousands)
Non-interest-bearing demand..............    $     33,153              $  31,203
Interest-bearing demand..................          45,961     2.12%       35,698        1.79%
Money market accounts....................          13,435     2.02        15,461        2.10
Savings accounts.........................         164,192     2.12       169,823        2.22
Certificates with remaining maturities of:

  One year or less.......................         574,747     5.51       395,101        5.50
  Over one year to three years...........         151,344     6.27       214,792        6.17
  Over three years to five years.........          42,558     6.23        53,831        6.16
  Over five years........................              --       --            94        6.90
                                               ----------              ---------
Total certificates.......................         768,649     5.70       663,818        5.77
Accrued interest payable.................           2,710                  2,157
                                               ----------              ---------
                                               $1,028,100     4.72%     $918,160        4.68%
                                               ==========              =========




The aggregate amount of accounts with a denomination of $100,000 or more was approximately $168,656,000 and $96,822,000 at June 30, 1998 and 1997,
respectively.

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
             Notes to Consolidated Financial Statements -- Continued


J. Federal Home Loan Bank of New York Advances and Other Borrowings

The following table presents Federal Home Loan Bank of New York ("FHLB of New York") advances at the earlier of the callable date or maturity date:


                                                        June 30, 1998            June 30, 1997
                                                   -------------------------------------------------
                                                               Weighted                  Weighted
                                                                Average                   Average
                                                     Amount   Interest Rate    Amount  Interest Rate
                                                   -------------------------------------------------
                                                                (Dollars in thousands)
Within one year..............................       $ 55,000       6.09%     $  20,000       6.11%
After one year but within two years..........         90,000       6.17         65,000       5.95
After two years but within three years.......         10,000       5.91         90,000       6.17
After three years but within four years......         30,000       6.42             --         --
After four years but within five years.......         45,000       5.60         30,000       6.42
After five years.............................            465       7.39            465       7.39
                                                    --------                  --------
                                                    $230,465       6.06%      $205,465       6.13%
                                                    ========                  ========




The FHLB of New York advances are all fixed rate borrowings collateralized either under a blanket pledge agreement by one- to four-family mortgage loans or with mortgage-backed securities.

At June 30, 1998, the Company had available from the FHLB of New York an overnight repricing line of credit for $50,000,000 which expires on May 1, 1999. The line of credit has a variable interest rate. At June 30, 1998 and 1997, the Company had $41,700,000 and $32,650,000 of overnight borrowings under this credit line with an interest rate of 6.25% and 6.63%, respectively. In addition, at June 30, 1998, the Company had available overnight variable repricing lines of credit with other correspondent banks totaling $7,000,000. There were no borrowings under these lines at June 30, 1998 or 1997. Also at June 30, 1998, the Company had available from the FHLB of New York a one-month overnight repricing line of credit for $50,000,000 which expires on May 1, 1999. This line of credit has a variable interest rate. At June 30, 1998 and 1997, the Company had $10,000,000 and $10,000,000 drawn under this line of credit with an interest rate of 6.13% and 6.38%, respectively.

From time to time, the Company enters into sales of securities under agreements to repurchase ("reverse repurchase agreements"). These agreements are accounted for as financing arrangements and the obligations to repurchase securities sold are reflected as other borrowings in the accompanying consolidated statements of financial condition. The reverse repurchase agreements are collateralized by investment and mortgage-backed securities which continue to be carried as assets by the Company, with a carrying value of $79,454,000 and $41,566,000 and a market value of $79,977,000 and $41,762,000 at June 30, 1998 and 1997,
respectively.

The following table presents reverse repurchase agreements at the earlier of the callable date or the maturity date:

                                               June 30, 1998           June 30, 1997
                                            ------------------------------------------------
                                                        Weighted                 Weighted
                                                         Average                 Average
                                            Amount    Interest Rate  Amount    Interest Rate
                                            ------------------------------------------------
                                                         (Dollars in thousands)

Within one year.........................    $49,925       5.44%     $ 30,100        5.74%
After one year but within five years....     29,875       5.93        10,000        6.24
                                            -------                 --------
                                            $79,800       5.62%     $ 40,100        5.86%
                                            =======                 ========


The average balance of reverse repurchase agreements for the years ended June 30, 1998 and 1997 was $44,578,000 and $29,661,000, respectively.

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
             Notes to Consolidated Financial Statements -- Continued

K. Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated Debentures

The Company formed a wholly-owned trust subsidiary, PennFed Capital Trust I (the "Trust"). Effective October 21, 1997, the Trust sold $34.5 million of 8.90% cumulative trust preferred securities to the public which are reflected on the Consolidated Statement of Financial Condition as Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated Debentures (the "Trust Preferred securities"). The Trust used the proceeds from the sale of the Trust Preferred securities to purchase 8.90% junior subordinated deferrable interest debentures issued by PennFed. The sole assets of the Trust are $35.6 million of junior subordinated debentures which mature on October 31, 2027 and are redeemable at any time after five years. The obligations of the Company related to the Trust constitute a full and unconditional guarantee by the Company of the Trust Issuer's obligations under the Trust Preferred securities. The Company has used the proceeds from the junior subordinated debentures for general corporate purposes, including a $20 million capital contribution to the Bank to support future growth.

L. Incentive Savings Plan

The Company's employee benefits include the Penn Federal Savings Bank 401(k) Plan (the "Plan"). All employees of the Company who work at least 1,000 hours per year and are at least 20 1/2 years old are eligible to participate in the Plan. The Plan provides for a discretionary Company match of employee contributions. For the years ended June 30, 1998, 1997 and 1996, expense related to the Plan was $101,000, $78,000 and $70,000, respectively. At June 30, 1998, the Plan assets included common stock of the Company with a market value of $144,000. Plan assets at June 30, 1997 did not include common stock of the Company.

M. Stock Plans

Employee Stock Ownership Plan ("ESOP")

In connection with the Conversion, the Company established an ESOP for eligible employees. All full-time employees are eligible to participate in the ESOP after they attain age 21 and complete one year of service during which they work at least 1,000 hours. Employees were credited for years of service to the Company prior to the adoption of the ESOP for participation and vesting purposes. The Bank's contribution is allocated among participants on the basis of compensation. Each participant's account is credited with cash or shares of the Company's common stock based upon compensation earned during the year with respect to which the contribution is made. After completing seven years of service, a participant will be 100% vested in his/her ESOP account. ESOP participants are entitled to receive distributions from the ESOP account only upon termination of service, which includes retirement and death.

The ESOP borrowed $4,760,000 from PennFed and purchased 952,000 shares of common stock issued in the Conversion. This loan is to be repaid from discretionary contributions by the Bank to the ESOP trust. The Bank has and intends to continue to make contributions to the ESOP in amounts at least equal to the principal and interest requirement of the debt, assuming a ten year term and an interest rate of 7.46%. Annual contributions to the ESOP, which are used to fund principal and interest payments on the ESOP debt, total $692,000. At June 30, 1998 and 1997, the loan had an outstanding balance of $3,253,000 and $3,671,000 and the ESOP had unallocated shares of 650,614 and 734,276, respectively. Based upon a $16.5625 closing price per share of common stock on June 30, 1998, the unallocated shares had a fair value of $10,776,000. The unamortized balance of the ESOP debt is reflected as a reduction of stockholders' equity.

For the years ended June 30, 1998 and 1997, the Bank recorded compensation expense related to the ESOP of $1,273,000 and $740,000, respectively. The compensation expense related to the ESOP includes $959,000 and $433,000, respectively, for a valuation adjustment to reflect the increase in the average fair value of allocated shares for the period from the time of purchase to the allocation date. The ESOP allocated 83,662 and 77,854 shares for the years ended June 30, 1998 and 1997, respectively, to participants in the plan.

Management Recognition Plan

In connection with the Conversion, the Company established a Management Recognition Plan ("MRP") as a means of enhancing and encouraging the recruitment and retention of directors and officers. A maximum amount of an additional 4%, or 476,000 shares, of the shares outstanding upon Conversion may be awarded under the plan. As of June

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
             Notes to Consolidated Financial Statements -- Continued


30, 1998, 476,000 shares of restricted stock have been awarded under the MRP. The shares vest in equal installments generally over a five-year period, with the final installment vesting on April 28, 1999. For the years ended June 30, 1998 and 1997, the Company recorded expense of $531,000 and $732,000, respectively, related to the MRP.

Stock Option Plan

In connection with the Conversion, the Company established the 1994 Stock Option and Incentive Plan ("Option Plan"). The exercise price for the options granted under the Option Plan cannot be less than the fair market value of the Company's common stock on the date of the grant. The options are granted, and the terms of the options are established, by the Board of Directors upon the recommendation of its Compensation Committee. Transactions during the years ended June 30, 1998, 1997 and 1996 relating to the Option Plan are as follows:

                                                                     Exercise
                                                   Options             Price
                                                 -----------------------------
Balance, June 30, 1995.......................     1,026,450              $5.25
     Granted.................................            --                 --
     Exercised...............................        (1,360)              5.25
     Expired.................................        (2,600)              5.25
     Forfeited...............................       (11,040)              5.25
                                                 -----------------------------
Balance, June 30, 1996.......................     1,011,450               5.25
     Granted.................................       124,950               7.94
     Exercised...............................        (1,400)              5.25
     Expired.................................            --                 --
     Forfeited...............................          (600)              5.25
                                                 -----------------------------
Balance, June 30, 1997.......................     1,134,400       5.25 to 7.94
     Granted.................................       486,700     13.88 to 17.19
     Exercised...............................       (63,800)              5.25
     Expired.................................            --                 --
     Forfeited...............................            --                 --
                                                 -----------------------------
Balance, June 30, 1998.......................     1,557,300   $5.25 to $ 17.19
                                                 =============================

At June 30, 1998, 1997 and 1996, 1,023,527 options, 679,760 options and 403,860 options were exercisable, respectively.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), if fully adopted, requires companies to measure employee stock compensation plans based on the fair value method of accounting. The Company has adopted the disclosure-only provisions of SFAS 123. Accordingly, the Company continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations in accounting for its plans. In accordance with APB 25, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock. Pro forma disclosures as if the Company fully adopted the cost recognition requirements under SFAS 123 are presented below.

The estimated weighted average fair value of each stock option granted during fiscal 1998 and 1997 is estimated as $8.08 and $2.28, respectively, on the date of grant. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions: stock volatility of 18.78% in 1998 and 15.91% in 1997; risk-free interest rate of 5.93% in 1998 and 6.50% in 1997; and an expected life of 10 years in 1998 and 8 years in 1997. Had compensation cost for the grants been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS 123, the Company's fiscal 1998 pro forma net income and diluted earnings per share would have been approximately $9.6 million and $0.99, respectively. Pro forma net income and diluted earnings per share for fiscal 1997 would have been approximately $6.8 million and $0.71, respectively. As the SFAS 123 method of accounting has not been applied to stock options granted prior to July 1, 1996, the resulting pro forma effects on net income is not representative of the pro forma effect on net income in future years.

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
             Notes to Consolidated Financial Statements -- Continued

N. Income Taxes

For years beginning prior to January 1, 1996, thrift institutions that met certain definitions, tests and other conditions prescribed by the Internal Revenue Code were allowed to deduct, with limitations, a bad debt deduction. This deduction is a percentage of taxable income before such deduction or based upon actual loss experience. During the fiscal year 1996, the Company employed the percentage of taxable income method.

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

The income tax provision is comprised of the following components:

                                           Year ended June 30,
                                    ---------------------------------
                                      1998         1997         1996
                                    ---------------------------------
                                              (In thousands)
Current provision...............     $5,600       $4,020       $5,285
Deferred provision (benefit)....        642          185         (174)
                                     --------------------------------
Total income tax provision......     $6,242       $4,205       $5,111
                                     ================================

Income taxes payable is included in accounts payable and other liabilities in the consolidated statements of financial condition at June 30, 1998 and 1997. The financial statements also include a net deferred tax liability of $545,000 that has been recorded for the temporary differences between the tax basis and the financial statement carrying amounts of assets and liabilities. The source of these temporary differences and their deferred tax effect at June 30, 1998 and 1997 is as follows:

                                                 June 30,
                                           -------------------
                                            1998         1997
                                           -------------------
                                              (In thousands)
Deferred tax assets:
  Allowance for loan losses...........     $   330     $   182
  Litigation reserves.................          22          47
  Deposit premium intangible..........         726         503
  MRP expense.........................         229         229
  Depreciation........................         503         363
                                           -------------------
Total deferred tax assets.............       1,810       1,324
                                           -------------------
Deferred tax liabilities:
  Deferred loan fees..................       2,106         882
  Loan sale premiums..................          15          18
  Purchase accounting.................         234         327
                                           -------------------
Total deferred tax liabilities........       2,355       1,227
                                           -------------------
Net deferred tax asset (liability)....     $  (545)    $    97
                                           ===================

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
             Notes to Consolidated Financial Statements -- Continued

A reconciliation of the statutory income tax provision to the effective income tax provision is as follows:

                                                           Year ended June 30,
                                                      -----------------------------
                                                      1998        1997        1996
                                                      -----------------------------
                                                             (In thousands)
Income tax provision at statutory rate...........     $6,104      $3,882     $4,533
Amortization of intangibles......................        147         174        213
State and local tax provision....................         --         214        262
Tax bracket rate differential....................         --          --        (24
Other, net.......................................         (9)        (65)       127
                                                      -----------------------------
Total income tax provision.......................     $6,242      $4,205     $5,111
                                                      =============================

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

O.  Commitments and Contingencies

Lease Commitments -- At June 30, 1998, minimum rental commitments under all noncancellable operating leases with initial or remaining terms of more than one year are as follows:

                                                              Minimum Rent
        Year ending June 30,                                 (In thousands)
        --------------------                                 -------------
        1999......................................................    $264
        2000......................................................     231
        2001......................................................     176
        2002......................................................     180
        2003......................................................     184
        2004 and later............................................     772
                                                                    ------
                                                                    $1,807
                                                                    ======

Rentals under long-term operating leases for certain branch offices amounted to $234,000, $169,000, and $176,000 for the years ended June 30, 1998, 1997 and
1996, respectively. Rental income of $444,000, $452,000, and $481,000 for the years ended June 30, 1998, 1997 and 1996, respectively, is netted against occupancy expense in the consolidated statements of income.

Financial Instruments With Off-Balance Sheet Risk -- The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are not recorded on the balance sheet when either the exchange of the underlying asset or liability has not yet occurred or the notional amounts are used solely as a means to determine the cash flows to be exchanged. These financial instruments are commitments to extend credit, unused lines of credit, commitments to purchase loans and interest rate swaps. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
             Notes to Consolidated Financial Statements -- Continued

The following summarizes the notional amount of off-balance sheet financial instruments:

                                                          June 30,
                                                ---------------------------
                                                   1998              1997
                                                ---------------------------
                                                       (In thousands)
Commitments to extend credit...............     $    6,850        $   9,692
Unused lines of credit.....................         30,402           17,366
Commitments to purchase loans..............         11,666           32,660
Interest rate swaps........................        150,000           70,000

Commitments to extend credit and unused lines of credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments and lines of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained by the Company upon extension of credit is based on management's credit evaluation of the borrower. Collateral held varies but may include mortgages on commercial and residential real estate and other tangible properties.

Commitments to purchase loans represent agreements to purchase loans through a correspondent relationship established by the Company with another institution. The Company purchases newly originated one- to four-family residential mortgages secured by properties located in the State of New Jersey and, to a lesser extent, the Commonwealth of Pennsylvania. Prior to purchase, the Company applies the same underwriting criteria used in its own originations.

The Company periodically enters into interest rate swap agreements to help reduce certain interest rate exposure on a portion of the short-term deposits. Interest rate swaps are contractual agreements between two parties to exchange interest payments at particular intervals, computed on different terms, on a specified notional amount. The notional amounts represent the base on which interest due each counter party is calculated and do not represent the potential for gains or losses associated with the market risk or credit risk of such transactions. At June 30, 1998 and 1997, the Company had $150 million and $70 million, respectively, in notional amount interest rate swap agreements outstanding on which the Company pays a fixed interest rate and receives a floating interest rate based on three-month LIBOR, from the counter parties, which are nationally recognized investment firms. At June 30, 1998, the pay fixed interest rates ranged from 5.44% to 6.71% and three-month LIBOR was 5.72%. The average balance of notional amount interest rate swap agreements in fiscal 1998 and 1997 was $100,548,000 and $52,356,000, respectively. Included in interest expense for the year ended June 30, 1998 and 1997 was $507,000 and $459,000, respectively, of expense related to interest rate swap agreements. Mortgage-backed securities with a carrying value of $2,617,000 and $1,789,000 at June 30, 1998 and 1997, respectively, were pledged to secure these agreements. The interest rate swap agreements mature or are callable between June 18, 1999 and November 8, 2001.

Other Contingencies -- The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. At the present time, management does not anticipate losses on any of these claims or actions which would have a material adverse effect on the accompanying consolidated financial statements. See Note V- Subsequent Event.

P. Stockholders' Equity and Regulatory Capital

On January 13, 1998, the Company's Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend, payable on February 10, 1998 to common stockholders of record as of January 27, 1998.

During the year ended June 30, 1998, the Company repurchased 325,000 shares of its outstanding common stock at prices ranging from $16.63 to $17.88 per share for a total cost of $5,581,000. During the year ended June 30, 1997, the Company repurchased 65,000 shares of its outstanding common stock. The prices paid for the repurchased shares ranged from $10.00 to $10.09 per share, for a total cost of $651,000. During the year ended June 30, 1996, the Company repurchased 1,603,720 shares of its outstanding common stock at prices ranging from $7.31 to $8.00 per share, for a total cost of $12,370,000.

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
             Notes to Consolidated Financial Statements -- Continued

On March 21, 1996, the Board of Directors of the Company (the "Board") initially adopted a Stockholder Protection Rights Plan ("Rights Plan") and declared a dividend of one common share purchase right ("Right") for each share of common stock of the Company outstanding on April 1, 1996. Until it is announced that a person or group has acquired 10% or more of the outstanding common stock of the Company ("Acquiring Person") or has commenced a tender offer that could result in such person or group owning 10% or more of such common stock, the Rights will initially be redeemable for $0.01 each, will be evidenced solely by the Company's common stock certificates, will automatically trade with the Company's common stock and will not be exercisable. Following any such announcement, separate Rights certificates would be distributed, with each Right entitling its holder to purchase one share of the Company's common stock for an exercise price of $30. On February 10, 1998, the Board approved amendments to the Company's Rights Plan. The amendments increase the exercise price per Right to $33.75 per Right and extend the expiration date of the Rights Plan to February 10, 2008, unless terminated earlier in accordance with the Rights Plan.

Upon announcement that any person or group has become an Acquiring Person and unless the Board acts to redeem the Rights, then ten business days after such announcement (the "Flip-in Date"), each Right (other than Rights beneficially owned by any Acquiring Person or transferee thereof, which Rights become void) will entitle the holder to purchase, for the $33.75 exercise price, a number of shares of the Company's common stock having an aggregate market value of $67.50. In addition, if, after the Acquiring Person gains control of the Board, the Company is involved in a merger with any person or sells more than 50% of its assets or earning power to any person (or has entered into an agreement to do either of the foregoing), and, in the case of a merger, an Acquiring Person will receive different treatment than other stockholders, each Right will entitle its holder to purchase, for the $33.75 exercise price, a number of shares of common stock of such other person having an aggregate market value of $67.50. If any person or group acquires between 10% and 50% of the Company's common stock, the Board may, at its option, require the Rights to be exchanged for common stock of the Company. The Rights generally may be redeemed by the Board for $0.01 per Right prior to the Flip-in Date.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of tangible capital of not less than 1.5% of tangible assets, core capital of not less than 3% of adjusted tangible assets and risk-based capital of not less than 8% of risk-weighted assets. As of June 30, 1998, the Bank meets all capital adequacy requirements to which it is subject.

As of its last regulatory examination the Bank was categorized as "well-capitalized" under the prompt corrective action framework. To be considered as "well-capitalized", the Bank must maintain a core capital ratio of not less than 5% and a risk-based capital ratio of not less than 10%. There are no conditions or events since that notification that management believes have changed the Bank's category.

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
             Notes to Consolidated Financial Statements -- Continued

The Bank's capital amounts and ratios are presented in the following table.

                                                                                      To Be Well
                                                                                   Capitalized Under
                                                              For Capital          Prompt Corrective
                                        Actual             Adequacy Purposes       Action Provisions
                                ---------------------------------------------------------------------
                                 Amount       Ratio        Amount        Ratio      Amount     Ratio
                                ---------------------------------------------------------------------
                                                       (Dollars in thousands)
As of June 30, 1998
   Tangible capital......       $108,580       7.09%       $22,960       1.50%        N/A        N/A
   Core capital..........       $108,816       7.11%       $61,237       4.00%      $76,547     5.00%
   Risk-based capital....       $111,262      15.16%       $58,705       8.00%      $73,381    10.00%

As of June 30, 1997
   Tangible capital......       $ 73,470       5.61%       $19,658       1.50%        N/A        N/A
   Core capital..........       $ 73,907       5.64%       $52,440       4.00%      $65,550     5.00%
   Risk-based capital....       $ 75,929      12.22%       $49,702       8.00%      $62,127    10.00%

In August 1993, the OTS adopted a regulation requiring that an amount be added to an institution's risk-based capital requirement equal to 50% of the decline in market value of portfolio equity ("MVPE") that exceeds 2% of the institution's assets, under a hypothetical 200 basis points shock in interest rates. MVPE is defined as the market value of assets, less the market value of liabilities, plus or minus the market value of off-balance sheet items. At the present time, the OTS has indefinitely postponed the effective date of the rule. However, if the regulation had been in effect at June 30, 1998, the Bank would still have exceeded its risk-based capital requirement.

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

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
             Notes to Consolidated Financial Statements -- Continued

                                                                                                       To Be Well
                                                                                                    Capitalized Under
                                                                          For Minimum Capital       Prompt Corrective
                                                         Actual             Adequacy Purposes        Action Provisions
                                               -----------------------------------------------------------------------
                                                 Amount        Ratio        Amount     Ratio         Amount      Ratio
                                               -----------------------------------------------------------------------
                                                                            (Dollars in thousands)
Stockholders' equity.....................      $  103,703
Add: Qualifying preferred securities.....          30,145

Less: Goodwill...........................          (1,000)

         Deposit premium intangible......         (12,481)
         Disallowed servicing assets.....             (21)
                                               ----------
Tangible capital, and ratio to adjusted
        total assets.....................      $  120,346       7.82%       $23,084     1.50%
                                               ==========                   =======

Add: Qualifying intangible assets........            $236
                                               ----------

Tier I (core) capital, and ratio to
        adjusted total assets............      $  120,582       7.84%       $46,167     3.00%        $76,945    5.00%
                                               ==========                   =======                  =======

Tier I (core) capital, and ratio to
        risk- weighted assets............      $  120,582      16.51%       $29,211     4.00%        $43,817    6.00%
                                               ==========                   =======                  =======

Less: Equity investments and
        investments in real estate.......      $      (50)
Add: Allowance for loan losses...........           2,496
                                               ----------

Total risk-based capital, and ratio to
        risk-weighted assets.............      $  123,028      16.85%       $58,423     8.00%        $73,029   10.00%
                                               ==========                   =======                  =======
Total assets.............................      $1,551,938
                                               ==========
Adjusted total assets....................      $1,538,909
                                               ==========
Risk-weighted assets.....................      $  730,287
                                               ==========




Federal regulations impose certain limitations on the payment of dividends and other capital distributions by the Bank. Under current regulations, savings institutions, such as the Bank, that meet the fully phased-in capital requirements, as defined, subsequent to a capital distribution are generally permitted to make such capital distribution without OTS approval, so long as they have not been notified of the need for more than normal supervision by the OTS. The Bank has not been so notified and, therefore, may make capital distributions during a calendar year equal to 100% of net income plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its fully phased-in capital requirement for such capital component, as measured at the beginning of the calendar year. At June 30, 1998, the Bank could have paid dividends totaling approximately $27.2 million.

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
             Notes to Consolidated Financial Statements -- Continued

Q. Computation of EPS

The computation of EPS is presented in the following table.

                                                              For the year ended June 30,
                                                    -----------------------------------------------
                                                          1998           1997            1996
                                                    -----------------------------------------------
                                                    (Dollars in thousands, except per share amounts)
Net income........................................     $   11,198      $    6,886      $    7,841
                                                    ===============================================
Number of shares outstanding:
Weighted average shares issued....................     11,900,000      11,900,000      11,900,000
Less:  Weighted average shares held in treasury...      2,268,513       2,233,752       1,231,068
Less:  Average shares held by the ESOP............        952,000         952,000         952,000
Plus:  ESOP shares released or committed to be
             released during the fiscal year......        269,870         188,396         112,600
                                                    -----------------------------------------------
Plus:  Average basic shares.......................      8,949,357       8,902,644       9,829,532
Plus:  Average common stock equivalents...........        740,298         537,212         296,902
                                                    ===============================================
Plus:  Average diluted shares.....................      9,689,655       9,439,856      10,126,434
                                                    ===============================================

Earnings per common share

        Basic.....................................      $    1.25      $     0.77      $     0.80
                                                    ===============================================
        Diluted...................................      $    1.16      $     0.73      $     0.77
                                                    ===============================================

R. Disclosure About Fair Value of Financial Instruments

The carrying amounts and estimated fair value of the Company's financial instruments at June 30, 1998 and 1997 were as follows:

                                                       June 30, 1998             June 30, 1997
                                               -----------------------------------------------------
                                                 Carrying     Estimated     Carrying      Estimated
                                                  Amount     Fair Value      Amount      Fair Value
                                               -----------------------------------------------------
                                                                 (In thousands)
Financial assets:
  Cash and cash equivalents..............      $   10,960    $  10,960     $   10,729     $   10,729
  Investment securities..................         178,310      178,743         35,290         35,432
  Mortgage-backed securities.............         204,452      208,128        288,539        291,125
  FHLB of New York stock.................          15,065       15,065         12,413         12,413
                                               -----------------------------------------------------
  Total cash and investments.............         408,787      412,896        346,971        349,699
  Loans held for sale....................             565          565             --             --
  Loans receivable, less allowance for
    loan losses..........................       1,095,287    1,097,701        931,451        923,822
                                               -----------------------------------------------------
  Total loans............................       1,095,852    1,098,266        931,451        923,822
  Accrued interest receivable, net.......           8,723        8,723          7,196          7,196
                                               -----------------------------------------------------
  Total financial assets.................      $1,513,362   $1,519,885     $1,285,618     $1,280,717
                                               =====================================================
Financial liabilities:
  Deposits...............................      $1,028,100   $1,032,071     $  918,160     $  919,385
  FHLB of New York advances..............         230,465      231,217        205,465        205,919
  Other borrowings.......................         131,500      131,510         82,750         82,671
  Mortgage escrow funds..................          10,534       10,534          8,855          8,855
  Due to banks...........................          12,069       12,069          7,237          7,237

  Net Trust Preferred securities.........          32,681       35,104             --             --
                                               -----------------------------------------------------
  Total financial liabilities............      $1,445,349   $1,452,505     $1,222,467     $1,224,067
                                               =====================================================

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
             Notes to Consolidated Financial Statements -- Continued

                                                 June 30, 1998                June 30, 1997
                                          --------------------------------------------------------
                                          Notional        Estimated      Notional       Estimated
                                           Amount        Fair Value      Amount         Fair Value
                                          --------------------------------------------------------
                                                              (In thousands)
Off-balance sheet financial instruments:
Commitments to extend credit.......       $   6,850       $    --        $9,692           $  --
Unused lines of credit.............          30,402            --        17,366              --
Commitments to purchase loans......          11,666            --        32,660              --
Interest rate swaps................         150,000        (1,173)       70,000             169

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value:

Cash and Cash Equivalents -- For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment Securities and Mortgage-Backed Securities -- For these securities, fair values are based on quoted market prices.

Federal Home Loan Bank of New York Stock --For this security, the carrying amount, which is par, is a reasonable estimate of fair value. All transactions in the capital stock of the FHLB of New York are executed at par.

Loans Held for Sale -- Fair value is based on the contractual sales price.

Loans Receivable -- Fair values are estimated for portfolios of loans with similar financial characteristics. The total loan portfolio is first divided into performing, held for sale and non-performing categories. Performing loans are then segregated into adjustable and fixed rate interest terms. Fixed rate loans are segmented by type, such as residential real estate mortgage, non-residential, commercial real estate and consumer loans. Adjustable rate loans are segmented by repricing characteristics. Residential loans are further segmented by maturity.

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

Accrued Interest Receivable, Net -- For these short-term assets, the carrying amount is a reasonable estimate of fair value.

Deposits -- The fair value of deposits with no stated maturity, such as savings, money market and other demand accounts, is equal to the amount payable on demand as of June 30, 1998 and 1997. Time deposits are segregated by type and original term. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is equivalent to the rate currently offered by the Company for deposits of similar type and maturity.

Federal Home Loan Bank of New York Advances -- The fair value of FHLB of New York advances is based on the discounted value of contractual cash flows. The discount rate is equivalent to the rate currently offered by the FHLB of New York on borrowings of similar type and maturity.

Other Borrowings -- For these short-term borrowings, the fair value is based on the discounted value of contractual cash flows. The discount rate is equivalent to the rate currently offered for borrowings of similar type and maturity.

Mortgage Escrow Funds and Due to Banks -- For these short-term liabilities, the carrying amount is a reasonable estimate of fair value.

Commitments to Extend Credit and Unused Lines of Credit-- The fair value of commitments is estimated to be zero since the fees collected on commitments to extend credit approximates the amount of costs incurred. No estimated fair value is presented for unused lines of credit because the rates associated with these lines are market rates.

Commitments to Purchase Loans -- No fair value is estimated due to the short-term nature of these commitments.

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
             Notes to Consolidated Financial Statements -- Continued

Interest Rate Swaps -- For this off-balance sheet financial instrument, fair value represents the amount the Company would have to pay to terminate the agreements based upon quoted market prices as provided by financial institutions which are counter parties to the agreements.

S. Related Party Transactions

In the ordinary course of business, the Company at times has made loans to and engaged in other financial transactions with its directors, officers and employees. Such transactions are generally made on substantially the same terms as those prevailing at the time for comparable transactions with others and do not involve more than normal risk of collectibility.

The following sets forth an analysis of loans, all of which are current, to directors, officers and employees:

                                                            June 30,
                                                    ------------------------
                                                      1998           1997
                                                    ------------------------
                                                         (In thousands)

Balance, beginning of year......................     $3,870          $3,260
New loans granted...............................        961           1,178
Repayments/reductions...........................       (868)           (568)
                                                     ----------------------
Balance, end of year............................     $3,963          $3,870
                                                     ======================

In addition to the above amount of loans, at June 30, 1998 and 1997, there was $38,000 and $33,000 of outstanding balances on overdraft checking lines for directors, officers and employees, respectively.

T. Recently Issued Accounting Standards

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

In June 1997, the FASB issued Statement No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 is effective for fiscal years beginning after December 15, 1997. Management has determined that this Statement has no effect on the Company's financial condition or results of operations.

In February 1998, the FASB issued Statement No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 revises and standardizes pension and other benefit plan disclosures that are to be included in the employer's financial statements. SFAS 132 is effective for fiscal years beginning after December 15, 1997. This Statement will not change the measurement or recognition of these costs. Management has determined that this Statement has no effect on the Company's financial condition or results of operations.

In June 1998, the FASB issued Statement No.133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging purposes. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management has not yet evaluated the impact of the adoption of SFAS 133 on the Company's financial condition or results of operations.

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
             Notes to Consolidated Financial Statements -- Continued

U. Condensed Financial Information of PennFed Financial Services, Inc. (Parent Company Only)

The following are the condensed financial statements for PennFed, parent company only, as of June 30, 1998 and 1997 and for the years ended June 30, 1998, 1997 and 1996 and should be read in conjunction with the Notes to Consolidated Financial Statements.

Condensed Statements of Financial Condition

                                                                 June 30,
                                                        --------------------------
                                                          1998              1997
                                                        --------------------------
                                                              (In thousands)
Assets
Cash...........................................         $     26           $    27
Intercompany overnight investment..............            3,748             8,628
                                                        --------------------------
  Total cash and cash equivalents..............            3,774             8,655
Investment securities held to
  maturity, at amortized cost..................           11,201                --
Investment in subsidiaries.....................          123,216            89,388
Prepaid Trust Preferred securities expenses....            1,819                --
Accrued interest receivable....................              271                --
                                                        --------------------------
                                                        $140,281           $98,043
                                                        ==========================
Liabilities and Stockholders' Equity

Junior subordinated debentures.................         $ 35,568           $    --
Accrued interest payable.......................              528                --
Other accrued expenses and other liabilities...              482               776
Stockholders' equity...........................          103,703            97,267
                                                        --------------------------
                                                        $140,281           $98,043
                                                        ==========================



Condensed Statements of Operations

                                                                        Year ended June 30,
                                                             --------------------------------------
                                                                1998          1997           1996
                                                             --------------------------------------
                                                                           (In thousands)
Income:

Interest income on intercompany balances.................    $     860       $   755         $1,210
Interest income on investment securities.................          582            --             --
Other income.............................................            4            --             --
                                                             --------------------------------------
                                                                 1,446           755          1,210
Expenses:

Interest expense on Junior subordinated debentures.......        2,198            --             --
Other expenses...........................................          328           346            374
                                                             --------------------------------------
                                                                 2,526           346            374
                                                             --------------------------------------
Income (loss) before undistributed net
  income of subsidiaries.................................       (1,080)          409            836
Equity in undistributed net income of subsidiaries.......       11,923         6,625          7,310
                                                             --------------------------------------
Income before income taxes...............................       10,843         7,034          8,146
Income tax expense (benefit).............................         (355)          148            305
                                                             --------------------------------------
Net income...............................................      $11,198        $6,886         $7,841
                                                             ======================================

                                       71

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
             Notes to Consolidated Financial Statements -- Continued

Condensed Statements of Cash Flows

                                                                                    Year ended June 30,
                                                                               ----------------------------
                                                                                   1998      1997      1996
                                                                               ----------------------------
                                                                                        (In thousands)
Cash Flows From Operating Activities:
Net income...................................................................   $11,198    $6,886    $7,841
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
     Equity in undistributed net income of subsidiaries......................   (11,923)   (6,625)   (7,310)
     Amortization of investment securities discount..........................         8        --        --
     Amortization of cost of stock plans.....................................       534       716       438
     Increase in accrued interest payable, net of accrued interest receivable       257        --        --
     (Increase) decrease in other assets.....................................    (1,819)       (1)      142
     Increase (decrease) in other liabilities................................      (294)      165       212
                                                                               ----------------------------
       Net cash provided by (used in) operating activities...................    (2,039)    1,141     1,323
                                                                               ----------------------------

Cash Flows From Investing Activities:
Investments in subsidiary bank...............................................   (20,000)       --        --
Investment in the Trust......................................................    (1,068)       --        --
Purchase of investment securities............................................   (11,209)       --        --
Proceeds from principal repayment on ESOP loan...............................       418       390       362
                                                                               ----------------------------
       Net cash provided by (used in) investing activities...................   (31,859)      390       362
                                                                               ----------------------------

Cash Flows From Financing Activities:
Proceeds from issuance of junior subordinated debentures.....................    35,568        --        --
Purchases of treasury stock, net of re-issuance..............................    (5,249)     (644)  (12,362)
Payment of cash dividends....................................................    (1,302)     (987)       --
                                                                               ----------------------------
       Net cash provided by (used in) financing activities...................    29,017    (1,631)  (12,362)
                                                                               ----------------------------
Net decrease in cash and cash equivalents....................................    (4,881)     (100)  (10,677)
Cash and cash equivalents, beginning of year.................................     8,655     8,755    19,432
                                                                               ----------------------------
Cash and cash equivalents, end of year.......................................   $ 3,774    $8,655    $8,755
                                                                               ============================
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
    Income taxes.............................................................   $    85    $  131    $  363
                                                                               ============================
Supplemental Schedule of Non-Cash Activities:
        Issuance of treasury stock for MRP...................................   $    --    $  423    $   --
                                                                               ============================


V.  Subsequent Event

In 1987, the New Jersey Department of Environmental Protection ("NJDEP") conducted an environment contamination investigation of the Orange Road branch site of First Federal Savings and Loan Association of Montclair ("First Federal"). Prior to the acquisition by First Federal, the location was used as a gasoline service station. On August 16, 1989, the New Jersey Department of Environmental Protection issued a "no further action" letter to First Federal with regard to this site. The Bank acquired First Federal effective September 11, 1989. Not withstanding the earlier "no further action" letter, on June 25, 1997, the NJDEP issued a letter demanding that Penn Federal Savings Bank develop a remedial action work plan for the Orange Road branch site as a result of an investigation conducted on behalf of an adjacent property owner. The Bank disputed the NJDEP's position that Penn Federal Savings Bank was a responsible party. On July 1, 1998, the NJDEP issued a letter determining that Penn Federal Savings Bank, Mobil Oil Corporation and the former gasoline service station owner were all responsible parties for the clean up at the subject site. Responsible parties may ultimately have full or partial obligation for the cost of remediation. As of this date, the apportionment of the remediation costs to the Bank, if any, is not determinable. The Bank intends to vigorously contest this determination and to seek contribution or indemnification from the other named responsible parties.

W. Quarterly Financial Data (Unaudited)

                                                        Quarter ended
                                      -------------------------------------------------
                                                1997                      1998
                                      -------------------------------------------------
                                      September 30  December 31    March 31     June 30
                                      -------------------------------------------------
                                           (In thousands, except per share amounts)

Total interest income................    $23,827      $25,034      $25,925      $26,019
Total interest expense...............     15,665       16,942       17,511       17,925
                                         ----------------------------------------------
Net interest income..................      8,162        8,092        8,414        8,094
Provision for loan losses............        150          150          150          150
Non-interest income..................        485          604          949          629
Non-interest expenses................      4,221        4,265        4,503        4,400
Income tax expense...................      1,590        1,539        1,662        1,451
                                         ----------------------------------------------
  Net income.........................    $ 2,686      $ 2,742      $ 3,048      $ 2,722
                                         ==============================================

Net income per common share:
  Basic..............................    $  0.30      $  0.31      $  0.34      $  0.30
                                         ==============================================
  Diluted............................    $  0.28      $  0.28      $  0.31      $  0.28
                                         ==============================================

                                                        Quarter ended
                                      -------------------------------------------------
                                                1997                      1998
                                      -------------------------------------------------
                                      September 30  December 31    March 31     June 30
                                      -------------------------------------------------
                                           (In thousands, except per share amounts)
Total interest income................    $19,716      $20,979      $22,001      $22,705
Total interest expense...............     11,830       12,971       13,697       14,575
                                         ----------------------------------------------
Net Interest income..................      7,886        8,008        8,304        8,130
Provision for loan losses............        175          152          154          154
Non-interest income..................        409          405          469          500
Non-interest expenses................      9,235        4,381        4,403        4,366
Income tax expense (benefit).........       (346)       1,482        1,590        1,479
                                         ----------------------------------------------
  Net income (loss)..................    $  (769)     $ 2,398      $ 2,626      $ 2,631
                                         ==============================================

Net income (loss) per common share:
  Basic..............................    $ (0.09)     $  0.27      $  0.30      $  0.30
                                         ==============================================
  Diluted............................    $ (0.08)     $  0.25      $  0.28      $  0.28
                                         ==============================================

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

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Information Concerning Directors and Executive Officers

Information concerning Directors of the Registrant is incorporated herein by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 28, 1998, except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year. For information concerning Executive Officers of the Registrant who are not also Directors, see "Executive Officers" in Part I of this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by Directors, Officers and ten percent beneficial owners of the Registrant is incorporated herein by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 28, 1998.

Item 11.  Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 28, 1998, except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 28, 1998, except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.  Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is incorporated herein by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 28, 1998, except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        (a) (1) Financial Statements

        The following information appearing in Part I, Item 8 of this Form 10-K is incorporated herein by reference.

        Independent Auditors' Report

                Consolidated Statements of Financial Condition at June 30, 1998 and 1997

                Consolidated Statements of Income for the Years Ended June 30, 1998, 1997 and 1996

                Consolidated Statements of Changes in Stockholders' Equity for the Years Ended June 30, 1998, 1997 and 1996

                Consolidated Statements of Cash Flows for the Years Ended June 30, 1998, 1997 and 1996

                Notes to Consolidated Financial Statements

        (a) (2)  Financial Statement Schedules:

        All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a) (3)  Exhibits:


Regulation                                                                                         Reference to   Attached Exhibits
   S-K                                                                                             Prior Filing       Are Located
 Exhibit                                                                                            or Exhibit          in This
  Number                            Document                                                          Number      Form 10-K Report
-----------------------------------------------------------------------------------------------------------------------------------
     2          Plan of acquisition, reorganization, arrangement, liquidation or succession            None          Not applicable
   3 (i)        Certificate of Incorporation                                                            *            Not applicable
  3 (ii)        Bylaws                                                                                 3.2              Page 79
     4          Instruments defining the rights of security holders, including indentures               *            Not applicable
   4 (i)        Stockholder Protection Rights Agreement                                                ***           Not applicable
     9          Voting trust agreement                                                                 None          Not applicable
    10          Material contracts:
                (a) Employee Stock Ownership Plan                                                       *            Not applicable
                (b) 1994 Stock Option and Incentive Plan                                               ****          Not applicable
                (c) Management Recognition Plan                                                         *            Not applicable
                (d) Employment Agreement with Joseph L. LaMonica                                        **           Not applicable
                (e) Employment Agreement with Patrick D. McTernan                                       **           Not applicable
                (f) Employment Agreement with Lucy T. Tinker                                            **           Not applicable
    11          Statement re: computation of per share earnings                                         11              Page 91
    12          Statements re: computation of ratios                                                    12              Page 92
    13          Annual Report to security holders                                                  Not required      Not applicable
    16          Letter re: change in certifying accountant                                         Not required      Not applicable
    18          Letter re: change in accounting principles                                             None          Not applicable
    19          Previously unfiled documents                                                           None          Not applicable
    21          Subsidiaries of the registrant                                                          21               Page 93
    22          Published report regarding matters submitted to vote of security holders               None          Not applicable
    23          Consents of independent auditors and counsel                                            23               Page 94
    24          Power of Attorney                                                                  Not required      Not applicable
    27          Financial Data Schedule                                                                 27               Page 95
    28          Information from reports furnished to state insurance regulatory authorities       Not required      Not applicable
    99          Additional Exhibits                                                                Not applicable    Not applicable

*Filed as exhibits to the Company's Registration Statement on Form S-1 under the Securities Act of 1933, filed with the Securities and Exchange Commission on March 25, 1994 (Registration No. 33-76854). All of such previously filed documents are hereby incorporated herein by refer ence in accordance with Item 601 of Regulation S-K.

**Filed as exhibits to the Company's Form 10-K under the Securities Act of 1934, filed with Securities and Exchange Commission on September 27, 1994. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

***Filed as an exhibit to the Company's Registration Statement on Form 8-A under the Securities Act of 1934, filed with the Securities and Exchange Commission on
   March 28, 1996. as amended on Form 8-A/A (the "Form 8-A/A") filed with the
   Securities and Exchange Commission on February 11, 1998. The First Amendment to
   the Stockholders Protection Rights Agreement is filed as an exhibit to the Form
   8-A/A. This document is hereby incorporated by reference in accordance with Item
   601 of Regulation S-K.

****Filed as an appendix to the Company's definitive proxy statement filed with the Securities and Exchange Commission on September 26, 1997.


(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the three month period ended June 30, 1998.

                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PENNFED FINANCIAL SERVICES, INC.



Date:   September  25, 1998                By:   /s/ Joseph L.LaMonica
                                           -----------------------------------
                                           Joseph L.LaMonica
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:   /s/ Joseph L. LaMonica               By:   /s/ William C.Anderson
      -----------------------------------  ----------------------------------
      Joseph L. LaMonica                   William C.Anderson
      President, Chief Executive Officer   Chairman of the Board
      and Director
      (Principal Executive Officer)

Date: September 25, 1998                   Date: September 25, 1998
By:   /s/ Patrick D. McTernan              By:   /s/ Amadeu L.Carvalho
      -----------------------------------  ----------------------------------
      Patrick D. McTernan                  Amadeu L. Carvalho
      Executive Vice President, General    Director
      Counsel,
      Secretary and Director

Date: September 25, 1998                   Date: September 25, 1998
By:   /s/  Marvin D. Schoonover Jr.        By:   /s/ Mario Teixeira
      -----------------------------------  ----------------------------------
      Marvin D. Schoonover                 Mario Teixeira, Jr.
      Director                             Director

Date: September 25, 1998                   Date: September 25, 1998
By:   /s/ Lucy T. Tinker                   By:   /s/ Jeffrey J. Carfora
      -----------------------------------  ----------------------------------

Lucy T. Tinker                             Jeffrey J. Carfora
Executive Vice President and               Senior Vice President and
Chief Operating Officer                    Chief Financial Officer
(Principal Financial Officer)              (Principal Accounting Officer)

Date: September 25, 1998                   Date: September 25, 1998

                                INDEX TO EXHIBITS

          3.2             Bylaws
          11              Computation of per share earnings
          12              Computation of ratios of earnings to fixed charges
          21              Subsidiaries of the registrant
          23              Consent of Independent Auditors
          27              Financial Data Schedule