Form 10-Q
period 1998-09-30
PENNFED FINANCIAL SERVICES INC
filed 1998-11-13
CIK 920945

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the quarterly period ended September 30, 1998

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

                                   YES  [X]   NO[  ]

         As of November 2, 1998, there were issued and outstanding 9,214,859 shares of the Registrant's Common Stock.

PART I - Financial Information
Item 1.  Financial Statements

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

                                                                                    September 30,       June 30,
                                                                                        1998              1998
                                                                                     -----------       ----------
                                                                                        (Dollars in thousands)
ASSETS
Cash and cash equivalents ......................................................     $    12,237      $    10,960
Investment securities held to maturity, at amortized cost, market value of
     $194,944 and $178,743 at  September 30, 1998 and June 30, 1998 ............         193,925          178,310
Mortgage-backed securities held to maturity, at amortized cost, market value of $185,935 and $208,128 at September 30, 1998 and
     June 30, 1998 .............................................................         181,795          204,452
Loans held for sale ............................................................          13,881              565
Loans receivable, net of allowance for loan losses of $2,869 and $2,776
     at September 30, 1998 and June 30, 1998 ...................................       1,101,078        1,095,287
Premises and equipment, net ....................................................          18,598           18,092
Real estate owned, net .........................................................           1,307            1,643
Federal Home Loan Bank of  New York stock, at cost .............................          16,298           15,065
Accrued interest receivable, net ...............................................          10,923            8,723
Goodwill and other intangible assets ...........................................          12,883           13,481
Other assets ...................................................................           3,493            5,360
                                                                                     -----------       ----------
                                                                                     $ 1,566,418       $1,551,938
                                                                                     ===========       ==========

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
     Deposits ..................................................................     $ 1,083,284      $ 1,028,100
     Federal Home Loan Bank of New York advances ...............................         279,465          230,465
     Other borrowings ..........................................................          47,625          131,500
     Mortgage escrow funds .....................................................          10,898           10,534
     Due to banks ..............................................................           5,222           12,069
     Accounts payable and other liabilities ....................................           2,886            2,886
                                                                                     -----------       ----------
     Total liabilities .........................................................       1,429,380        1,415,554
                                                                                     -----------       ----------

     Guaranteed Preferred Beneficial Interests in the Company's
         Junior Subordinated Debentures ........................................          34,500           34,500
     Unamortized issuance expenses .............................................          (1,803)          (1,819)
                                                                                     -----------       ----------
     Net Trust Preferred Securities ............................................          32,697           32,681
                                                                                     -----------       ----------

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Financial Condition (continued)

                                                                                    September 30,       June 30,
                                                                                        1998              1998
                                                                                     -----------       ----------
                                                                                        (Dollars in thousands)
Stockholders' Equity:
     Serial preferred stock, $.01 par value, 7,000,000 shares
         authorized, no shares issued ..........................................            --               --
     Common stock, $.01 par value, 30,000,000 shares authorized,
         11,900,000 shares issued, and 9,235,859 and  9,385,988     shares .....
         outstanding at September 30, 1998 and June 30, 1998  (excluding  shares held in treasury of 2,664,141 and 2,514,012 at
         September 30, 1998 and June 30, 1998) .................................              60               60
     Additional paid-in capital ................................................          58,589           58,278
     Restricted stock - Management Recognition Plan ............................            (531)            (531)
     Employee Stock Ownership Plan Trust debt ..................................          (3,163)          (3,253)
     Retained earnings, partially restricted ...................................          73,311           70,781
     Treasury stock, at cost, 2,664,141 and 2,514,012 shares at
         September 30, 1998 and June 30, 1998 ..................................         (23,925)         (21,632)
                                                                                     -----------       ----------
     Total stockholders' equity ................................................         104,341          103,703
                                                                                     -----------       ----------
                                                                                     $ 1,566,418       $1,551,938
                                                                                     ===========       ==========

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Income
                                                         Three months ended September 30,
                                                         --------------------------------
                                                             1998              1997
                                                          -----------      -----------
                                                          (Dollars in thousands, except
                                                                per share amounts)
Interest and Dividend Income:
    Interest and fees on loans .....................      $    20,199      $    17,909
     Interest on federal funds sold .................               3             --
     Interest and dividends on investment securities            3,788            1,064
     Interest on mortgage-backed securities .........           3,248            4,854
                                                          -----------      -----------
                                                               27,238           23,827
                                                          -----------      -----------
Interest Expense:
     Deposits .......................................          12,648           11,676
     Borrowed funds .................................           5,513            3,989
     Trust Preferred securities .....................             783             --
                                                          -----------      -----------
                                                               18,944           15,665
                                                          -----------      -----------
Net Interest and Dividend Income Before Provision
     for Loan Losses ................................           8,294            8,162
Provision for Loan Losses ...........................             175              150
                                                          -----------      -----------
Net Interest and Dividend Income After Provision
     for Loan Losses ................................           8,119            8,012
                                                          -----------      -----------

Non-Interest Income:
     Service charges ................................             541              436
     Net gain (loss) from real estate operations ....             (37)             (39)
     Net gain on sales of loans .....................             417             --
     Other ..........................................              94               88
                                                          -----------      -----------
                                                                1,015              485
                                                          -----------      -----------
Non-Interest Expenses:
     Compensation and employee benefits .............           2,235            2,073
     Net occupancy expense ..........................             327              295
     Equipment ......................................             425              358
     Advertising ....................................              76               71
     Amortization of intangibles ....................             598              616
     Federal deposit insurance premium ..............             159              140
     Other ..........................................             852              668
                                                          -----------      -----------
                                                                4,672            4,221
                                                          -----------      -----------

Income Before Income Taxes ..........................           4,462            4,276
Income Tax Expense ..................................           1,611            1,590
                                                          -----------      -----------
Net Income ..........................................     $     2,851      $     2,686
                                                          ===========      ===========

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Income (continued)
                                                         Three months ended September 30,
                                                         --------------------------------
                                                             1998              1997
                                                          -----------      -----------
                                                          (Dollars in thousands, except
                                                                per share amounts)
Weighted average number of common shares outstanding:
     Basic ..........................................       8,663,450        8,931,210
                                                          ===========      ===========
     Diluted ........................................       9,327,443        9,669,702
                                                          ===========      ===========

Net income per common share:
     Basic ..........................................     $      0.33      $      0.30
                                                          ===========      ===========
     Diluted ........................................     $      0.31      $      0.28
                                                          ===========      ===========

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

                                                                             Three months ended September 30,
                                                                             --------------------------------
                                                                                   1998          1997
                                                                                 --------      --------
                                                                                 (Dollars in thousands)
Cash Flows from Operating Activities:
     Net income ............................................................     $  2,851      $  2,686
     Adjustments to reconcile net income to net cash provided by operating activities:
     Net gain on sales of loans ............................................         (417)         --
     Proceeds from sales of loans held for sale ............................         --             582
     Originations of loans held for sale ...................................         --          (1,153)
     Net gain on sales of real estate owned ................................           (7)           (1)
     Amortization of investment and mortgage-backed securities
       premium, net ........................................................          101            69
     Depreciation and amortization .........................................          345           320
     Provision for losses on loans and real estate owned ...................          208           185
     Amortization of cost of stock plans ...................................          533           421
     Amortization of intangibles ...........................................          598           616
     Amortization of premiums on loans and loan fees .......................          483           232
     Amortization of Trust Preferred securities issuance costs .............           16          --
     (Increase) decrease in accrued interest receivable, net of accrued
       interest payable ....................................................         (882)          779
     (Increase) decrease in other assets ...................................        1,867          (405)
     Increase (decrease) in accounts payable and other liabilities .........         (132)        1,036
     Increase in mortgage escrow funds .....................................          364           303
     Decrease in due to banks ..............................................       (6,847)       (1,044)
                                                                                 --------      --------
     Net cash provided by (used in) operating activities ...................         (919)        4,626
                                                                                 --------      --------

Cash Flows from Investing Activities:
     Proceeds from maturities of investment securities .....................       27,070           125
     Purchases of investment securities held to maturity ...................      (42,688)      (25,000)
     Net outflow from loan originations net of principal repayments of loans      (36,325)      (10,024)
     Purchases of loans ....................................................       (9,808)      (27,554)
     Proceeds from principal repayments of mortgage-backed securities ......       22,559        19,493
     Proceeds from sale of loans ...........................................       26,766          --
     Purchases of premises and equipment ...................................         (851)       (1,098)
     Proceeds from sale of real estate owned ...............................          329           214
     Purchases of Federal Home Loan Bank of New York stock .................       (1,233)         (262)
                                                                                 --------      --------
     Net cash used in investing activities .................................      (14,181)      (44,106)
                                                                                 --------      --------

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)

                                                                             Three months ended September 30,
                                                                             --------------------------------
                                                                                   1998          1997
                                                                                 --------      --------
                                                                                 (Dollars in thousands)
Cash Flows from Financing Activities:
     Net increase in deposits ..............................................       53,866        55,324
     Decrease in advances from the Federal Home Loan Bank of
       New York and other borrowings .......................................      (34,875)      (17,700)
     Cash dividends paid ...................................................         (313)         (325)
     Purchases of treasury stock, net of reissuance ........................       (2,301)         --
                                                                                 --------      --------
     Net cash provided by financing activities .............................       16,377        37,299
                                                                                 --------      --------
Net Increase (Decrease) in Cash and Cash Equivalents .......................        1,277        (2,181)
Cash and Cash Equivalents, Beginning of Period .............................       10,960        10,729
                                                                                 --------      --------
Cash and Cash Equivalents, End of Period ...................................     $ 12,237      $  8,548
                                                                                 ========      ========

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)

                                                               Three months ended September 30,
                                                               --------------------------------
                                                                     1998           1997
                                                                   --------        -------
                                                                    (Dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
     Cash paid during period for:
     Interest .............................................        $ 17,143        $13,968
                                                                   ========        =======
     Income taxes .........................................        $   --          $  --
                                                                   ========        =======

Supplemental Schedule of Non-Cash Activities:
     Transfer of loans receivable to real estate owned, net        $     19        $   899
                                                                   ========        =======

See notes to consolidated financial statements.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation

The interim consolidated financial statements of PennFed Financial Services, Inc. ("PennFed") and subsidiaries (with its subsidiaries, the "Company") include the accounts of PennFed and its subsidiaries Penn Federal Savings Bank (the "Bank") and PennFed Capital Trust I. These interim consolidated financial statements included herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1998. The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. There were no adjustments of a non-recurring nature recorded during the three months ended September 30, 1998 and 1997. The interim results of operations presented are not necessarily indicative of the results for the full year.

When necessary, reclassifications have been made to conform to current period presentation.

2.  Adoption of Recently Issued Accounting Standards

Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company is required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. The adoption of SFAS 130 did not have an effect on the Company's financial condition or results of operations.

3.  Computation of EPS

The computation of EPS is presented in the following table.

                                                            Three months ended September 30,
                                                            --------------------------------
                                                                   1998            1997
                                                              -----------     -----------
                                                             (Dollars in thousands, except
                                                                   per share amounts)

Net income ..............................................     $     2,851     $     2,686
                                                              ===========     ===========

Number of shares outstanding:
  Weighted average shares issued ........................      11,900,000      11,900,000
  Less:  Weighted average shares held in treasury .......       2,608,412       2,255,430
  Less:  Average shares held by the ESOP ................         952,000         952,000
  Plus:  ESOP shares released or committed to be released
           during the fiscal year .......................         323,862         238,640
                                                              -----------     -----------
         Average basic shares ...........................       8,663,450       8,931,210
  Plus:  Average common stock equivalents ...............         663,993         738,492
                                                              -----------     -----------
         Average diluted shares .........................       9,327,443       9,669,702
                                                              ===========     ===========

Earnings per common share:
         Basic ..........................................     $      0.33     $      0.30
                                                              ===========     ===========
         Diluted ........................................     $      0.31     $      0.28
                                                              ===========     ===========

4. Stockholders' Equity and Regulatory Capital

The Bank's capital amounts and ratios are presented in the following table.

                                                                                                             To Be Well
                                                                                                          Capitalized Under
                                                                                  For Capital             Prompt Corrective
                                                       Actual                  Adequacy Purposes          Action Provisions
                                                 ------------------            ------------------         ------------------
                                                  Amount      Ratio             Amount      Ratio         Amount       Ratio
                                                  ------      -----             ------      -----         ------       -----
                                                                             (Dollars in thousands)
As of September 30, 1998
Tangible capital...........................      $112,655      7.28%            $23,209     1.50%              N/A        N/A
Core capital...............................      $112,840      7.29%            $61,899     4.00%          $77,373      5.00%
Risk-based capital.........................      $115,410     15.43%            $59,824     8.00%          $74,781     10.00%

As of June 30, 1998
Tangible capital...........................      $108,580      7.09%            $22,960     1.50%              N/A        N/A
Core capital...............................      $108,816      7.11%            $61,237     4.00%          $76,547      5.00%
Risk-based capital.........................      $111,262     15.16%            $58,705     8.00%          $73,381     10.00%

The above table reflects information for the Bank. Savings and loan holding companies, such as PennFed, are not subject to capital requirements for capital adequacy purposes or for prompt corrective action requirements. Bank holding companies, however, are subject to capital requirements established by the Board of Governors of the Federal Reserve System (the "FRB"). The following summarizes the Company's capital position under the FRB's capital requirements for bank holding companies.

                                                                                                                     To Be Well
                                                                                                                     Capitalized
                                                                                           For Minimum              Under Prompt
                                                                                         Capital Adequacy         Corrective Action
                                                                 Actual                     Purposes                 Provisions
                                                      ------------------------        ---------------------       -----------------
                                                        Amount          Ratio          Amount        Ratio        Amount      Ratio
                                                        ------          -----          ------        -----        ------      -----
                                                                                     (Dollars in thousands)
Stockholders' equity.............................     $   104,341
Add:   Qualifying preferred securities...........          30,528
Less:  Goodwill..................................            (907)
       Deposit premium intangible................         (11,976)
       Disallowed servicing assets...............             (59)
                                                      ------------
Tangible capital, and ratio to
       adjusted total assets.....................     $   121,927         7.85%        $23,308         1.50%
                                                      ===========                      =======

Add:   Qualifying intangible asset...............     $       185
                                                      -----------
Tier I (core) capital, and ratio to
       adjusted total assets.....................     $   122,112         7.86%        $46,617         3.00%       $77,694     5.00%
                                                      ===========                      =======                     =======

Tier I (core) capital, and ratio to
       risk-weighted assets......................     $   122,112        16.44%        $29,711         4.00%       $44,567     6.00%
                                                      ===========                      =======                     =======

Less:  Equity investments and
       investments in real estate................     $       (50)
Add:   Allowance for loan losses.................           2,620
                                                      -----------

Total risk-based capital, and ratio
       to risk-weighted assets...................     $   124,682        16.79%        $59,422         8.00%       $74,278    10.00%
                                                      ===========                      =======                     =======

Total assets.....................................     $ 1,566,418
                                                      ===========

Adjusted total assets............................     $ 1,553,885
                                                      ===========

Risk-weighted assets.............................     $   742,777
                                                      ===========

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

When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or stockholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project' or similar expressions are intended to identify
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake -- and specifically declines any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Financial Condition

Total assets increased slightly to $1.566 billion at September 30, 1998 from total assets of $1.552 billion at June 30, 1998. Increases due to loan originations and purchases, particularly in the Company's one- to four-family first mortgage loan portfolio, and purchases of investment securities were offset by sales of one- to four-family residential loans and principal payments on loans and mortgage-backed securities. A new strategic initiative was implemented at the beginning of the fiscal year and focuses on recurring sales of fixed-rate, low coupon, one- to four-family first mortgage loans into the secondary market. By restraining asset growth, this strategic initiative is expected to result in an improvement in the net interest margin and the Company's interest rate risk position and increase non-interest income.

Deposits increased $55.2 million to $1.083 billion at September 30, 1998 from $1.028 billion at June 30, 1998. Federal Home Loan Bank advances and other borrowings totaled $327.1 million at September 30, 1998, a $34.9 million decrease from $362.0 million at June 30, 1998.

Non-performing assets at September 30, 1998 totaled $5.8 million, representing 0.37% of total assets, compared to $5.4 million, or 0.35% of total assets, at June 30, 1998. Non-accruing loans totaled $4.5 million, with a ratio of non-performing loans to total loans of 0.41% at September 30, 1998 as compared to $3.7 million, or 0.34% of total loans, at June 30, 1998. Real estate owned decreased to $1.3 million at September 30, 1998 from $1.6 million at June 30, 1998.

Stockholders' equity at September 30, 1998 totaled $104.3 million compared to $103.7 million at June 30, 1998. The increase primarily reflects the net income recorded for the three months ended September 30, 1998, partially offset by the repurchase of 151,000 shares of the Company's outstanding common stock at an average price of $15.24 per share and the declaration of dividends.

Results of Operations

General. For the three months ended September 30, 1998 net income was $2.9 million, or $0.31 per diluted share, as compared to net income of $2.7 million, or $0.28 per diluted share for the comparable prior year period.

Interest and Dividend Income. Interest and dividend income for the three months ended September 30, 1998 increased to $27.2 million from $23.8 million for the three months ended September 30, 1997. The increase in the current year period was due to an increase in average interest-earning assets partially offset by a decrease in the average yield earned on interest-earning assets. Average interest-earning assets were $1.520 billion for the three months ended September 30, 1998 compared to $1.285 billion for the comparable prior year period. The average yield earned on interest-earning assets decreased to 7.16% for the three months ended September 30, 1998 from 7.42% for the three months ended September 30, 1997.

Interest income on residential one- to four-family mortgage loans for the three months ended September 30, 1998 increased $2.0 million to $17.7 million, or 12.5%, when compared to the prior year period. The increase in interest income on residential one- to four-family mortgage loans was due to a $146.1 million increase in the average balance outstanding to $995.7 million for the three months ended September 30, 1998 compared to $849.6 million for the prior year period. The increase in the average balance on residential one- to four-family mortgage loans was partially offset by a decrease of 30 basis points in the average yield earned on this loan portfolio to 7.12% for the three months ended September 30, 1998 from the comparable prior year period.

Interest income on the mortgage-backed securities portfolio decreased $1.6 million, or 33.1%, for the three months ended September 30, 1998 as compared to the prior year period. The decrease in interest income on mortgage-backed securities primarily reflects an $88.4 million decrease in the average balance outstanding to $192.0 million for the three months ended September 30, 1998 compared to $280.4 million for the prior year period.

Interest on investment securities and other interest-earning assets increased $2.7 million for the three months ended September 30, 1998 from the comparable prior year period due to a $153.2 million increase in the average balance outstanding for the current year period. The increase in the average balance on investment securities and other interest-earning assets was partially offset by a 14 basis point decrease in the average yield earned on these securities when compared to the prior year period.

Interest Expense. Interest expense increased $3.3 million to $18.9 million for the three months ended September 30, 1998 from $15.6 million for the comparable 1997 period. The increase was attributable to an increase in total average deposits, primarily certificates of deposit, and borrowings. Interest expense also increased due to the issuance of the Trust Preferred securities. Average deposits and borrowings increased $201.8 million to $1.419 billion for the three months ended September 30, 1998 compared to the 1997 period. Trust Preferred securities had an average balance of $32.7 million for the current period. The average rate paid on deposits, borrowings and Trust Preferred securities increased to 5.17% for the three months ended September 30, 1998 from 5.10% for the comparable prior year period.

Net Interest and Dividend Income. Net interest and dividend income for the three months ended September 30, 1998 was $8.3 million, reflecting a slight increase from $8.2 million recorded in the comparable prior year period. The increase reflects the Company's growth in assets, primarily in investment securities and residential one- to four-family mortgage loans. The increase in net interest and dividend income was partially offset by a decline in the net interest rate spread. The net interest rate spread and net interest margin for the three months ended September 30, 1998 were 1.99% and 2.22%, respectively, a decline from 2.32% and 2.58%, respectively, during the comparable prior year period. For the three months ended September 30, 1998, the decline in the net interest rate spread and net interest margin was partially due to the addition of the Trust Preferred securities. The declines in the net interest rate spread and net interest margin were also attributable to the flat yield curve environment recently experienced in which higher yielding loans prepaid at accelerated rates and were replaced by lower yielding loans. Since the Company's liabilities generally reprice more quickly than its assets, net interest rate spread and net interest margin will likely decrease if interest rates rise.

Provision for Loan Losses. The provision for loan losses for the three months ended September 30, 1998 was $175,000 compared to $150,000 for the prior year period. The allowance for loan losses at September 30, 1998 of $2.9 million reflects a $93,000 increase from the June 30, 1998 level. The allowance for loan losses as a percentage of non-accruing loans was 63.31% at September 30, 1998, compared to 74.18% at June 30, 1998.

Non-Interest Income. For the three months ended September 30, 1998 non-interest income was $1.0 million compared to $485,000 for the prior year period. The increase was primarily attributable to a $417,000 gain on sales of $26 million of one- to four-family residential mortgage loans in the secondary market during the three months ended September 30, 1998. These recurring loan sales should allow the Company to maintain its origination volume profitably, support an improvement in net interest margin performance, improve its interest rate risk position and add to non-interest income. In addition to these gains, growth in non-interest income was partially attributable to an increase in service charges related to checking accounts.

Non-Interest Expenses. The Company's non-interest expenses were $4.7 million for the three months ended September 30, 1998 compared to $4.2 million for the prior year period. Non-interest expenses have increased to support the Company's increased lending volumes and the new Bayville branch which opened in October 1997. Nevertheless, the Company's non-interest expenses as a percent of average assets declined to 1.18% for the three months ended September 30, 1998 from 1.26% for the comparable prior year period.

Income Tax Expense. Income tax expense was $1.6 million for both the three months ended September 30, 1998 and the three months ended September 30, 1997. The effective tax rate for the three months ended September 30, 1998 was 36.1%. The effective tax rate was 37.2% for the three months ended September 30, 1997.

Analysis of Net Interest Income

The following table sets forth certain information relating to the Company's consolidated statements of financial condition and the consolidated statements of income for the three months ended September 30, 1998 and 1997, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived from average daily balances. The average balance of loans receivable includes non-accruing loans. The yields and costs include fees which are considered adjustments to yields.

                                                                           Three Months Ended September 30,
                                               ------------------------------------------------------------------------------------
                                                                 1998                                       1997
                                               --------------------------------------    ------------------------------------------
                                                 Average        Interest                    Average        Interest
                                               Outstanding      Earned/        Yield/    Outstanding       Earned/          Yield/
                                                 Balance          Paid        Rate (1)      Balance         Paid           Rate (1)
                                                 -------          ----        --------      -------         ----           --------
                                                                               (Dollars in thousands)
Interest-earning assets:
    One- to four-family mortgage
       loans .............................     $  995,729      $   17,720        7.12%    $  849,647      $   15,752         7.42%
    Commercial and multi-family real
       estate loans ......................         64,804           1,431        8.83         55,892           1,261         9.02
    Consumer loans .......................         56,451           1,048        7.37         40,576             896         8.76
                                               ----------      ----------                 ----------      ----------

       Total loans receivable ............      1,116,984          20,199        7.23        946,115          17,909         7.57

    Mortgage-backed securities ...........        192,032           3,248        6.77        280,449           4,854         6.92
    Investment securities and other ......        211,342           3,791        7.18         58,142           1,064         7.32
                                               ----------      ----------                 ----------      ----------

       Total interest-earning assets .....      1,520,358      $   27,238        7.16      1,284,706      $   23,827         7.42
                                                               ==========                                 ==========

    Non-interest earning assets ..........         58,435                                     50,931
                                               ----------                                 ----------
       Total assets ......................     $1,578,793                                 $1,335,637
                                               ==========                                 ==========

Deposits and borrowings:
    Money market and demand
       deposits (transaction accounts) ...     $   95,602      $      312        1.30%    $   81,388      $      248         1.21%
    Savings deposits .....................        164,804             831        2.00        168,158             928         2.19
    Certificates of deposit ..............        792,145          11,505        5.76        709,078          10,500         5.88
                                               ----------      ----------                 ----------      ----------
        Total deposits ....................     1,052,551          12,648        4.77        958,624          11,676         4.83

    FHLB of New York advances ............        262,413           4,006        6.06        205,465           3,190         6.16
    Other borrowings .....................        104,532           1,507        5.64         53,583             799         5.83
                                               ----------      ----------                 ----------      ----------
       Total deposits and borrowings .....      1,419,496          18,161        5.07      1,217,672          15,665         5.10
    Trust Preferred securities ...........         32,689             783        9.58           --              --

                                               ----------      ----------                 ----------      ----------
       Total deposits, borrowings and
           Trust Preferred securities ....      1,452,185      $   18,944        5.17      1,217,672      $   15,665         5.10
                                                               ==========                                 ==========

                                                                           Three Months Ended September 30,
                                               ------------------------------------------------------------------------------------
                                                                 1998                                       1997
                                               --------------------------------------    ------------------------------------------
                                                 Average        Interest                    Average        Interest
                                               Outstanding      Earned/        Yield/    Outstanding       Earned/          Yield/
                                                 Balance          Paid        Rate (1)      Balance         Paid           Rate (1)
                                                 -------          ----        --------      -------         ----           --------
                                                                               (Dollars in thousands)
    Other liabilities ....................         23,012                                     20,085
                                              -----------                                 ----------
       Total liabilities .................      1,475,197                                  1,237,757
    Stockholders' equity .................        103,596                                     97,880
                                              -----------                                 ----------
       Total liabilities and stockholders'
           equity ........................    $ 1,578,793                                 $1,335,637
                                              ===========                                 ==========

    Net interest income and net
       interest rate spread ..............                     $    8,294        1.99%                    $    8,162        2.32%
                                                               ==========        ====                     ==========        ====


    Net interest-earning assets and
       interest margin ...................    $    68,173                        2.22%    $   67,034                        2.58%
                                              ===========                        ====     ==========                        ====


    Ratio of interest-earning assets to
       deposits, borrowings and Trust
       Preferred securities ..............                                     104.69%                                    105.51%
                                                                               ======                                     ======

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

                                                            September 30,      June 30,
                                                                 1998           1998
                                                                ------         ------
Non-accruing loans:
     One- to four-family ...............................        $3,120         $2,575
     Commercial and multi-family .......................           734            414
     Consumer ..........................................           678            753
                                                                ------         ------
         Total non-accruing loans ......................         4,532          3,742

Real estate owned, net .................................         1,307          1,643
                                                                ------         ------

         Total non-performing assets ...................         5,839          5,385
Restructured loans .....................................         1,406          1,415
                                                                ------         ------

         Total risk elements ...........................        $7,245         $6,800
                                                                ======         ======

Non-accruing loans as a percentage of total loans ......          0.41%          0.34%
                                                                ======         ======

Non-performing assets as a percentage of total assets ..          0.37%          0.35%
                                                                ======         ======

Total risk elements as a percentage of total assets ....          0.46%          0.44%
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

Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowances will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to record additions to the allowance level based upon their assessment of the information available to them at the time of their examination. At September 30, 1998, the Company had a total allowance for loan losses of $2.9 million representing 63.31% of total non-accruing loans.

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

At September 30, 1998, the Company's total deposits, borrowings and Trust Preferred securities maturing or repricing within one year exceeded its total interest-earning assets maturing or repricing within one year by $15.7 million, representing a one year negative gap of 1.00% of total assets. At June 30, 1998, the one year negative gap was 7.28% of total assets. In addition to the newly adopted strategy of selling fixed-rate, one- to four-family first mortgage loan production into the secondary market, improvement in the negative gap position from June 30, 1998 reflects the Company's efforts to take advantage of opportunities to increase medium-term borrowings at costs at or less than short-term funding levels.

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

As of September 30, 1998, the Bank's internally generated initial NPV ratio was 10.10%. Following a 2% increase in interest rates, the Bank's Post-Shock NPV ratio was 8.69%. The change in the NPV ratio, or the Bank's Sensitivity Measure was 1.41%. NPV is also measured internally on a consolidated basis. As of September 30, 1998, the Company's initial NPV ratio was 10.52%, the Post-Shock ratio was 8.92%, and the Sensitivity Measure was 1.60%. Variances between the Bank's and the Company's NPV ratios are attributable to balance sheet items which are adjusted during consolidation, such as investments, intercompany borrowings and capital.

Internally generated NPV measurements are based on simulations which utilize institution specific assumptions and, as such, generally result in lower levels of presumed interest rate risk (i.e., higher Post-Shock NPV ratio and lower Sensitivity Measure) than OTS measurements indicate.

The OTS measures the Bank's (unconsolidated) IRR on a quarterly basis using data from the quarterly Thrift Financial Reports, coupled with non-institution specific assumptions which are based on national averages. As of June 30, 1998 (the latest date for which information is available), the Bank's initial NPV ratio, as measured by the OTS, was 8.03%, the Bank's Post-Shock ratio was 6.02% and the Sensitivity Measure was 2.01%.

In addition to monitoring NPV and gap, management also monitors the duration of assets and liabilities and the effects on net interest income resulting from parallel and non-parallel increases or decreases in rates.

At September 30, 1998, based on its internally generated simulation models, the Company's consolidated net interest income projected for one year forward would decrease 3.9% from the base case, or current market, as a result of an immediate and sustained 2% increase in interest rates.

Year 2000

A formal Year 2000 Project Plan (the "Year 2000 Plan") was previously approved by the Company's Board of Directors. The Board of Directors continues to be updated on a monthly basis as to the status of all phases, with an independent verification of progress completed on a quarterly basis. By following the detailed plan, substantial progress has been made and the Company remains on target for meeting its commitment to achieving Year 2000 compliance for its mission-critical systems.

The task force, with representatives from all divisions within the Bank, has completed both the awareness and assessment phases of the Year 2000 Plan. Certain steps within the renovation and validation phases are completed with the remainder of the tasks currently on schedule for completion in accordance with the Year 2000 Plan. As the Company primarily runs software purchased from a few key vendors, the task force continues to meet and work closely with those vendors and suppliers. Systems critical to the operation of the Company are receiving top priority, with certain of the mission-critical software elements now compliant. Management expects to have renovated and tested all necessary systems by no later than June 30, 1999 and believes that its level of preparedness for the project is appropriate.

Although certain aspects of the contingency planning process have been completed, contingency planning is an ongoing process. Members of the task force have responsibility for identifying a contingency plan for the different areas of software being tested in the event the Year 2000 Plan is not timely or successfully implemented. For example, if vendors for certain critical systems are unable to supply Year 2000 compliant software upgrades, the use of an alternative vendor would be required to be pursued, at an additional cost to the Company.

The estimated cost for the Year 2000 effort of $75,000 is unchanged from June 30, 1998. This estimate includes approximately $44,000 of hardware and software upgrades. The remaining $31,000 is estimated for software program consulting and remediation. Approximately $5,000 of costs have been incurred to date. This estimate does not include manpower costs of Company personnel associated with the task force, who retain their individual operation responsibilities in addition to Year 2000 duties. The completion date and cost are based upon management's analysis of the information currently available to it. No assurance can be given that issues relating to the Year 2000 will not have a material adverse effect on the Company's financial condition or results of operations.

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

Federal regulations require the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows. The current required percentage is 4% of net withdrawable deposits payable on demand or in one year or less and borrowings payable on demand or in one year or less, both as of the end of the preceding calendar quarter. Liquid assets for purposes of this ratio include cash, accrued interest receivable, certain time deposits, U.S. Treasury and Government agencies and other securities and obligations generally having remaining maturities of less than five years. All mortgage-backed securities are includable in liquid assets, as well. The Company's most liquid assets are cash and cash equivalents, short-term investments and mortgage-backed securities. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At September 30, 1998 and June 30, 1998, the Bank's liquidity ratios were 18.28% and 24.50%, respectively.

The Company uses its liquid resources principally to fund maturing certificates of deposit and deposit withdrawals, to purchase loans and securities, to fund existing and future loan commitments, and to meet operating expenses. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

The Company's cash needs for the three months ended September 30, 1998 were principally provided by increased deposits, proceeds from maturities of investment securities, principal repayments on mortgage-backed securities and sales of loans. During this period, the cash provided was used for investing activities, which included the origination and purchase of loans and the purchase of investment securities, as well as to reduce borrowings. In addition to cash provided by operating activities, during the three months ended September 30, 1997 the cash needs of the Company were principally provided by increased deposits. The cash was principally utilized for investing activities, which included the origination and purchase of loans and the purchase of investment securities, as well as to reduce borrowings.

Current regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percentage of risk adjusted assets; a leverage ratio of core capital to total adjusted assets; and a tangible capital ratio expressed as a percentage of total adjusted assets. As of September 30, 1998, the Bank exceeded all regulatory capital requirements and qualified as a "well-capitalized" institution (see Note 4. - Stockholders' Equity and Regulatory Capital, in the Notes to Consolidated Financial Statements).

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

Item 4.    Submission of Matters to a Vote of Security Holders
           None.

Item 5.    Other Information
           None.

Item 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibit  11:  Statement  Regarding  Computation  of Per  Share
                  Earnings.
                  Exhibit 27: Financial Data Schedule.

           (b) There were no reports filed on Form 8-K for the three month period ended September 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             PENNFED FINANCIAL SERVICES, INC.



Date: November  13, 1998              By:         /s/Joseph L. LaMonica
                                                  ---------------------
                                                  Joseph L. LaMonica
                                                  President and Chief
                                                  Executive Officer





Date: November  13, 1998              By:         /s/Lucy T. Tinker
                                                  -----------------
                                                  Lucy T. Tinker
                                                  Executive Vice President and
                                                  Chief Operating Officer
                                                  (Principal Financial Officer)





Date: November  13, 1998              By:         /s/Jeffrey J. Carfora
                                                  ---------------------
                                                  Jeffrey J. Carfora
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)