Form 10-Q
period 1998-12-31
PENNFED FINANCIAL SERVICES INC
filed 1999-02-12
CIK 920945

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the quarterly period ended December 31, 1998

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

                                   YES  [X]   NO[  ]


         As of February 5, 1999, there were issued and outstanding 8,793,439 shares of the Registrant's Common Stock.

PART I - Financial Information
Item 1.  Financial Statements

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

                                                                                     December 31,      June 30,
                                                                                         1998            1998
                                                                                     -----------      -----------
                                                                                        (Dollars in thousands)
ASSETS
Cash and cash equivalents ......................................................     $    13,827      $    10,960
Investment securities held to maturity, at amortized cost, market value of
     $204,825 and $178,743 at December 31, 1998 and June 30, 1998 ..............         204,818          178,310
Mortgage-backed securities held to maturity, at amortized cost, market value of $162,001 and $208,128 at December 31, 1998 and
     June 30, 1998 .............................................................         160,399          204,452
Loans held for sale ............................................................           7,549              565
Loans receivable, net of allowance for loan losses of $2,925 and $2,776
     at December 31, 1998 and June 30, 1998 ....................................       1,093,415        1,095,287
Premises and equipment, net ....................................................          18,604           18,092
Real estate owned, net .........................................................             972            1,643
Federal Home Loan Bank of New York stock, at cost ..............................          16,458           15,065
Accrued interest receivable, net ...............................................           8,862            8,723
Goodwill and other intangible assets ...........................................          12,290           13,481
Other assets ...................................................................           5,274            5,360
                                                                                     -----------     ------------
                                                                                     $ 1,542,468     $  1,551,938
                                                                                     ===========     ============

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
     Deposits ..................................................................     $ 1,019,705      $ 1,028,100
     Federal Home Loan Bank of New York advances ...............................         274,465          230,465
     Other borrowings ..........................................................          93,275          131,500
     Mortgage escrow funds .....................................................           9,721           10,534
     Due to banks ..............................................................           7,811           12,069
     Accounts payable and other liabilities ....................................           3,902            2,886
                                                                                     -----------     ------------
     Total liabilities .........................................................       1,408,879        1,415,554
                                                                                     -----------     ------------

     Guaranteed Preferred Beneficial Interests in the Company's
         Junior Subordinated Debentures ........................................          34,500           34,500
     Unamortized issuance expenses .............................................          (1,788)          (1,819)
                                                                                     -----------     ------------
     Net Trust Preferred Securities ............................................          32,712           32,681
                                                                                     -----------     ------------

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Financial Condition (continued)

                                                                                     December 31,      June 30,
                                                                                         1998            1998
                                                                                     -----------      -----------
                                                                                        (Dollars in thousands)
Stockholders' Equity:
     Serial preferred stock, $.01 par value, 7,000,000 shares
         authorized, no shares issued ..........................................            --               --
     Common stock, $.01 par value, 30,000,000 shares authorized,
         11,900,000 shares issued, and  8,793,439 and  9,385,988     shares
         outstanding  at December 31, 1998 and June 30, 1998  (excluding  shares held in treasury of 3,106,561 and 2,514,012 at
         December 31, 1998 and June 30, 1998) ..................................              60               60
     Additional paid-in capital ................................................          58,878           58,278
     Restricted stock - Management Recognition Plan ............................            (531)            (531)
     Employee Stock Ownership Plan Trust debt ..................................          (3,074)          (3,253)
     Retained earnings, partially restricted ...................................          75,675           70,781
     Treasury stock, at cost, 3,106,561 and 2,514,012 shares at
         December 31, 1998 and June 30, 1998 ...................................         (30,131)         (21,632)
                                                                                     -----------     ------------
     Total stockholders' equity ................................................         100,877          103,703
                                                                                     -----------     ------------
                                                                                     $ 1,542,468     $  1,551,938
                                                                                     ===========     ============

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Income
                                                                 Three months ended               Six months ended
                                                                    December 31,                    December 31,
                                                          ----------------------------      ----------------------------
                                                              1998             1997             1998             1997
                                                          -----------      -----------      -----------      -----------
                                                                   (Dollars in thousands, except per share amounts)
Interest and Dividend Income:
     Interest and fees on loans .....................     $    19,773      $    18,287      $    39,972      $    36,196
     Interest on federal funds sold .................              23               10               26               10
     Interest and dividends on investment securities            3,884            2,252            7,672            3,316
     Interest on mortgage-backed securities .........           2,872            4,485            6,120            9,339
                                                          -----------      -----------      -----------      -----------
                                                               26,552           25,034           53,790           48,861
                                                          -----------      -----------      -----------      -----------
Interest Expense:
     Deposits .......................................          12,506           12,179           25,154           23,855
     Borrowed funds .................................           5,072            4,156           10,585            8,145
     Trust Preferred securities .....................             783              607            1,566              607
                                                          -----------      -----------      -----------      -----------
                                                               18,361           16,942           37,305           32,607
                                                          -----------      -----------      -----------      -----------
Net Interest and Dividend Income Before Provision
     for Loan Losses ................................           8,191            8,092           16,485           16,254
Provision for Loan Losses ...........................             185              150              360              300
                                                          -----------      -----------      -----------      -----------
Net Interest and Dividend Income After Provision
     for Loan Losses ................................           8,006            7,942           16,125           15,954
                                                          -----------      -----------      -----------      -----------

Non-Interest Income:
     Service charges ................................             487              475            1,028              911
     Net gain (loss) from real estate operations ....              (9)             (50)             (46)             (89)
     Net gain on sales of loans .....................             345              108              762              108
     Other ..........................................              89               71              183              159
                                                          -----------      -----------      -----------      -----------
                                                                  912              604            1,927            1,089
                                                          -----------      -----------      -----------      -----------

Non-Interest Expenses:
     Compensation and employee benefits .............           2,117            2,071            4,352            4,144
     Net occupancy expense ..........................             319              321              646              616
     Equipment ......................................             414              368              839              726
     Advertising ....................................              62               87              138              158
     Amortization of intangibles ....................             593              612            1,191            1,228
     Federal deposit insurance premium ..............             152              145              311              285
     Other ..........................................             887              661            1,739            1,329
                                                          -----------      -----------      -----------      -----------
                                                                4,544            4,265            9,216            8,486
                                                          -----------      -----------      -----------      -----------

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Income (continued)

                                                                 Three months ended               Six months ended
                                                                    December 31,                    December 31,
                                                          ----------------------------      ----------------------------
                                                              1998             1997             1998             1997
                                                          -----------      -----------      -----------      -----------
                                                                   (Dollars in thousands, except per share amounts)
Income Before Income Taxes ..........................           4,374            4,281            8,836            8,557
Income Tax Expense ..................................           1,556            1,539            3,167            3,129
                                                          -----------      -----------      -----------      -----------
Net Income ..........................................     $     2,818      $     2,742      $     5,669      $     5,428
                                                          ===========      ===========      ===========      ===========

Weighted average number of common shares outstanding:
     Basic ..........................................       8,508,098        8,952,994        8,585,774        8,942,102
                                                          ===========      ===========      ===========      ===========
     Diluted ........................................       9,115,202        9,705,072        9,221,548        9,671,600
                                                          ===========      ===========      ===========      ===========

Net income per common share:
     Basic ..........................................     $      0.33      $      0.31      $      0.66      $      0.61
                                                          ===========      ===========      ===========      ===========
     Diluted ........................................     $      0.31      $      0.28      $      0.62      $      0.56
                                                          ===========      ===========      ===========      ===========


See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

                                                                               Six months ended December 31,
                                                                               -----------------------------
                                                                                    1998           1997
                                                                                 ---------      ---------
                                                                                  (Dollars in thousands)
Cash Flows from Operating Activities:
     Net income ............................................................     $   5,669      $   5,428
     Adjustments to reconcile net income to net cash provided by operating activities:
     Net gain on sales of loans ............................................          (762)          (108)
     Proceeds from sales of loans held for sale ............................        74,873          1,228
     Originations of loans held for sale ...................................          --           (1,616)
     Net gain on sales of real estate owned ................................           (13)           (23)
     Amortization of investment and mortgage-backed securities
       premium, net ........................................................           193            147
     Depreciation and amortization .........................................           679            643
     Provision for losses on loans and real estate owned ...................           401            370
     Amortization of cost of stock plans ...................................         1,044            863
     Amortization of intangibles ...........................................         1,191          1,228
     Amortization of premiums on loans and loan fees .......................         1,187            480
     Amortization of Trust Preferred securities issuance costs .............            31             10
     Increase in accrued interest receivable, net of accrued
       interest payable ....................................................        (2,241)        (3,560)
     (Increase) decrease in other assets ...................................            86           (897)
     Increase in accounts payable and other liabilities ....................           751            532
     Decrease in mortgage escrow funds .....................................          (813)          (546)
     Increase (decrease) in due to banks ...................................        (4,258)         1,071
     Other, net ............................................................            26           --
                                                                                 ---------      ---------
     Net cash provided by operating activities .............................        78,044          5,250
                                                                                 ---------      ---------

Cash Flows from Investing Activities:
     Proceeds from maturities of investment securities .....................       137,070            125
     Purchases of investment securities held to maturity ...................      (163,597)      (121,200)
     Net outflow from loan originations net of principal repayments of loans       (60,447)       (34,525)
     Purchases of loans ....................................................       (20,351)       (54,687)
     Proceeds from principal repayments of mortgage-backed securities ......        43,879         39,210
     Proceeds from sale of loans ...........................................          --           22,231
     Purchases of premises and equipment ...................................        (1,217)        (1,496)
     Proceeds from sale of real estate owned ...............................           671            454
     Purchases of Federal Home Loan Bank of New York stock .................        (1,393)        (2,652)
                                                                                 ---------      ---------
     Net cash used in investing activities .................................       (65,385)      (152,540)
                                                                                 ---------      ---------

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)

                                                               Six months ended December 31,
                                                               -----------------------------
                                                                     1998           1997
                                                                  ---------      ---------
                                                                    (Dollars in thousands)
Cash Flows from Financing Activities:
     Net increase (decrease) in deposits ....................        (6,293)        54,897
     Increase in advances from the Federal Home Loan Bank of
       New York and other borrowings ........................         5,775         61,275
     Net proceeds from issuance of Trust Preferred securities          --           32,640
     Cash dividends paid ....................................          (671)          (649)
     Purchases of treasury stock, net of reissuance .........        (8,603)          --
                                                                  ---------      ---------
     Net cash provided by (used in) financing activities ....        (9,792)       148,163
                                                                  ---------      ---------
Net Increase in Cash and Cash Equivalents ...................         2,867            873
Cash and Cash Equivalents, Beginning of Period ..............        10,960         10,729
                                                                  ---------      ---------
Cash and Cash Equivalents, End of Period ....................     $  13,827      $  11,602
                                                                  =========      =========

Supplemental Disclosures of Cash Flow Information:
     Cash paid during period for:
     Interest ...............................................     $  38,692      $  33,856
                                                                  =========      =========
     Income taxes ...........................................     $   3,300      $   3,484
                                                                  =========      =========

Supplemental Schedule of Non-Cash Activities:
     Transfer of loans receivable to real estate owned, net .     $      28      $   1,502
                                                                  =========      =========
     Transfer of loans receivable to loans held for sale ....     $  81,095      $    --
                                                                  =========      =========


See notes to consolidated financial statements.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation

The interim consolidated financial statements of PennFed Financial Services, Inc. ("PennFed") and subsidiaries (with its subsidiaries, the "Company") include the accounts of PennFed and its subsidiaries Penn Federal Savings Bank (the "Bank") and PennFed Capital Trust I. These interim consolidated financial statements included herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1998. The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. There were no adjustments of a non-recurring nature recorded during the six months ended December 31, 1998 and 1997. The interim results of operations presented are not necessarily indicative of the results for the full year.

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

3.  Computation of EPS

The computation of EPS is presented in the following table.

                                                            Three months ended              Six months ended
                                                               December 31,                    December 31,
                                                      ---------------------------     ---------------------------
                                                         1998             1997            1998           1997
                                                      -----------     -----------     -----------     -----------
                                                            (Dollars in thousands, except per share amounts)

Net income ......................................     $     2,818     $     2,742     $     5,669     $     5,428
                                                      ===========     ===========     ===========     ===========

Number of shares outstanding:
  Weighted average shares issued ................      11,900,000      11,900,000      11,900,000      11,900,000
  Less:  Weighted average shares held in treasury       2,786,240       2,254,564       2,697,326       2,254,996
  Less:  Average shares held by the ESOP ........         952,000         952,000         952,000         952,000
  Plus:  ESOP shares released or committed to be
              released during the fiscal year ...         346,338         259,558         335,100         249,098
                                                      -----------     -----------     -----------     -----------
         Average basic shares ...................       8,508,098       8,952,994       8,585,774       8,942,102
  Plus:  Average common stock equivalents .......         607,104         752,078         635,774         729,498
                                                      -----------     -----------     -----------     -----------
         Average diluted shares .................       9,115,202       9,705,072       9,221,548       9,671,600
                                                      ===========     ===========     ===========     ===========

Earnings per common share:
         Basic ..................................     $      0.33     $      0.31     $      0.66     $      0.61
                                                      ===========     ===========     ===========     ===========
         Diluted ................................     $      0.31     $      0.28     $      0.62     $      0.56
                                                      ===========     ===========     ===========     ===========

4. Stockholders' Equity and Regulatory Capital

The Bank's capital amounts and ratios are presented in the following table.

                                                                                                             To Be Well
                                                                                                          Capitalized Under
                                                                                  For Capital               Prompt Corrective
                                                        Actual                  Adequacy Purposes           Action Provisions
                                                 ------------------             -----------------          ------------------
                                                  Amount      Ratio             Amount      Ratio          Amount       Ratio
                                                  ------      -----             ------      -----          ------       -----
                                                                             (Dollars in thousands)
At December 31, 1998
Tangible capital...........................      $116,235      7.60%            $22,936     1.50%              N/A       N/A
Core capital...............................      $116,369      7.61%            $61,168     4.00%          $76,460      5.00%
Risk-based capital.........................      $119,047     15.58%            $61,114     8.00%          $76,393     10.00%

As of June 30, 1998
Tangible capital...........................      $108,580      7.09%            $22,960     1.50%              N/A       N/A
Core capital...............................      $108,816      7.11%            $61,237     4.00%          $76,547      5.00%
Risk-based capital.........................      $111,262     15.16%            $58,705     8.00%          $73,381     10.00%

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

                                                                                                                To Be Well
                                                                                                                Capitalized
                                                                                      For Minimum               Under Prompt
                                                                                   Capital Adequacy          Corrective Action
                                                             Actual                     Purposes                 Provisions
                                                         ----------------          -----------------          ---------------

                                                         Amount     Ratio          Amount     Ratio           Amount    Ratio
                                                         ------     -----          ------     -----           ------    -----
                                                                               (Dollars in thousands)
Stockholders' equity.............................     $   100,877
Add:   Qualifying preferred securities...........          29,551
Less:  Goodwill..................................            (817)
       Deposit premium intangible................         (11,473)
       Disallowed servicing assets...............             (70)
                                                      ------------
Tangible capital, and ratio to
       adjusted total assets.....................     $   118,068    7.71%        $22,958       1.50%
                                                      ===========                 =======

Add:   Qualifying intangible asset...............     $       135
                                                      -----------
Tier I (core) capital, and ratio to
       adjusted total assets.....................     $   118,203    7.72%        $45,916       3.00%         $76,526   5.00%
                                                      ===========                 =======                     =======

Tier I (core) capital, and ratio to
       risk-weighted assets......................     $   118,203   15.68%        $30,154       4.00%         $45,231   6.00%
                                                      ===========                 =======                     =======

Less:  Equity investments and
       investments in real estate................     $       (50)
Add:   Allowance for loan losses.................           2,728
                                                      -----------

Total risk-based capital, and ratio
       to risk-weighted assets...................     $   120,881   16.03%        $60,309       8.00%         $75,386  10.00%
                                                      ===========                 =======                     =======

Total assets.....................................     $ 1,542,468
                                                      ===========

Adjusted total assets............................     $ 1,530,523
                                                      ===========

Risk-weighted assets.............................     $   753,858
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

When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or stockholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the Company's market area, financial or legal conditions including changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake -- and specifically declines any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Financial Condition

Total  assets  decreased  slightly to $1.542  billion at December  31, 1998 from total assets of $1.552 billion at June 30, 1998. Increases due to loan originations and purchases and purchases of investment securities were offset by sales of one- to four-family residential loans and principal payments on loans and mortgage-backed securities. A new strategic initiative was implemented at the beginning of the fiscal year and focuses on sales of fixed-rate, low coupon, one- to four-family first mortgage loans into the secondary market. This strategic initiative is intended to result in an improvement in the Company's interest rate risk position and the net interest margin and increased non-interest income.

Total deposits have remained relatively steady since June 30, 1998. Deposits decreased $8.4 million to $1.020 billion at December 31, 1998 from $1.028 billion at June 30, 1998. Federal Home Loan Bank of New York advances and other borrowings totaled $367.7 million at December 31, 1998, a $5.7 million increase from $362.0 million at June 30, 1998.

Non-performing assets at December 31, 1998 totaled $5.6 million, representing 0.36% of total assets, compared to $5.4 million, or 0.35% of total assets, at June 30, 1998. Non-accruing loans totaled $4.6 million, with a ratio of non-accruing loans to total loans of 0.42% at December 31, 1998 as compared to $3.7 million, or 0.34% of total loans, at June 30, 1998. Real estate owned decreased to $1.0 million at December 31, 1998 from $1.6 million at June 30, 1998.

Stockholders' equity at December 31, 1998 totaled $100.9 million compared to $103.7 million at June 30, 1998. The decrease primarily reflects the repurchase of 618,000 shares of the Company's outstanding common stock at an average price of $14.12 per share and the declaration of dividends, partially offset by net income recorded for the six months ended December 31, 1998.

Results of Operations

General. For the three months ended December 31, 1998 net income was $2.8 million, or $0.31 per diluted share, as compared to net income of $2.7 million, or $0.28 per diluted share for the comparable prior year period. For the six months ended December 31, 1998 net income was $5.7 million, or $0.62 per diluted share. These results compare to net income of $5.4 million, or $0.56 per diluted share for the six months ended December 31, 1997.

Interest and Dividend Income. Interest and dividend income for the three and six months ended December 31, 1998 increased to $26.6 million and $53.8 million, respectively, from $25.0 million and $48.9 million for the three and six months ended December 31, 1997. The increases in the current year periods were due to increases in average interest-earning assets partially offset by decreases in the average yield earned on interest-earning assets. Average interest-earning assets were $1.508 billion and $1.514 billion for the three and six months ended December 31, 1998, respectively, compared to $1.355 billion and $1.320 billion for the comparable prior year periods. The average yield earned on interest-earning assets decreased to 7.04% and 7.10% for the three and six months ended December 31, 1998, respectively, from 7.39% and 7.40% for the three and six months ended December 31, 1997.

Interest income on residential one- to four-family mortgage loans for the three and six months ended December 31, 1998 increased $1.1 million and $3.1 million, respectively, when compared to the prior year periods. The increase in interest income on residential one- to four-family mortgage loans was due to $115.1 million and $130.6 million increases in the average balance outstanding for the three and six months ended December 31, 1998, respectively. The increase in the average balance on residential one- to four-family mortgage loans was partially offset by a decrease of 42 basis points and 36 basis points in the average yield earned on this loan portfolio to 6.98% and 7.05% for the three and six months ended December 31, 1998, respectively, from the comparable prior year periods.

Interest income on investment securities increased $1.6 million and $4.4 million for the three and six months ended December 31, 1998, respectively, from the comparable prior year periods. The increase was primarily due to a $99.1 million and a $126.2 million increase in the average balance outstanding for the three and six months ended December 31, 1998, respectively, over the comparable prior year periods. The increase in the average balance on investment securities was partially offset by a 31 basis point and a 23 basis point decrease in the average yield earned on these securities for the three and six months ended December 31, 1998, respectively, when compared to the prior year periods.

Interest income on the mortgage-backed securities portfolio decreased $1.6 million and $3.2 million, or 36.0% and 34.5%, for the three and six months ended December 31, 1998, respectively, as compared to the prior year periods. The decrease in interest income on mortgage-backed securities primarily reflects a $90.5 million and an $89.4 million decrease in the average balance outstanding for the three and six months ended December 31, 1998, respectively, compared to the prior year periods.

Interest Expense. Interest expense increased $1.4 million and $4.7 million for the three and six months ended December 31, 1998, respectively, from the comparable December 31, 1997 periods. The increase was attributable to an increase in total average deposits and borrowings, partially offset by a decrease in the Company's cost of funds. Interest expense also increased due to the issuance of trust preferred securities (the "Trust Preferred securities") in October 1997. Average deposits and borrowings increased $147.3 million and $174.6 million for the three and six months ended December 31, 1998, respectively, compared to the prior year periods. Trust Preferred securities had an average balance of $32.7 million for the current year periods compared to $25.7 million and $12.8 million for the three and six months ended December 31, 1997, respectively. The average rate paid on deposits, borrowings and Trust Preferred securities decreased to 5.06% and 5.11% for the three and six months ended December 31, 1998, respectively, from 5.23% and 5.17% for the comparable prior year periods.

Net Interest and Dividend Income. Net interest and dividend income for the three and six months ended December 31, 1998 was $8.2 million and $16.5 million, respectively, reflecting a slight increase from $8.1 million and $16.3 million recorded in the comparable prior year periods. The increase reflects growth in the Company's average assets, primarily in investment securities and residential one- to four-family mortgage loans. The increase in net interest and dividend income was partially offset by a decline in the net interest rate spread. The net interest rate spread and net interest margin for the three months ended December 31, 1998 were 1.98% and 2.21%, respectively, a decline from 2.16% and 2.43%, respectively, for the three months ended December 31, 1997. For the six months ended December 31, 1998, net interest rate spread and net interest margin were 1.99% and 2.22%, respectively, compared to 2.23% and 2.50% for the comparable 1997 period. For the three and six months ended December 31, 1998, the declines in the net interest rate spread and net interest margin were partially due to the issuance of the Trust Preferred securities. The declines in the net interest rate spread and net interest margin were also attributable to the relatively flat yield curve environment recently experienced in which higher yielding assets prepaid at accelerated rates and were replaced by lower yielding loans. Since the Company's liabilities generally reprice more quickly than its assets, net interest rate spread and net interest margin will likely decrease if interest rates rise.

Provision for Loan Losses. The provision for loan losses for the three and six months ended December 31, 1998 was $185,000 and $360,000, respectively, compared to $150,000 and $300,000 for the comparable prior year periods. The allowance for loan losses at December 31, 1998 of $2.9 million reflects a $149,000 increase from the June 30, 1998 level. The allowance for loan losses as a percentage of non-accruing loans was 63.78% at December 31, 1998, compared to 74.18% at June 30, 1998.

Non-Interest  Income.  For the three and six  months  ended  December  31,  1998 non-interest income was $912,000 and $1.9 million, respectively, compared to $604,000 and $1.1 million for the prior year periods. The increase was primarily attributable to gains on sales of loans of $345,000 and $762,000 for the three and six months ended December 31, 1998. One- to four-family residential mortgage loans totaling approximately $48 million and $74 million were sold in the secondary market during the three and six months ended December 31, 1998, respectively. Included in the December 31, 1997 periods is a total of $108,000 of net gain on sales of loans, of which $91,000 represents a gain recorded on an approximate $20 million loan sale undertaken to manage prepayment risk. Recurring loan sales are intended to enhance the Company's ability to improve its interest rate risk position, maintain its origination volume profitably, stabilize net interest margin and increase non-interest income.

Non-Interest Expenses. The Company's non-interest expenses were $4.5 million and $9.2 million for the three and six months ended December 31, 1998, respectively, compared to $4.3 million and $8.5 million for the comparable prior year periods. Non-interest expenses have increased to support the Company's increased lending volumes and the new Bayville branch which opened in October 1997. Nevertheless, the Company's non-interest expenses as a percent of average assets declined to 1.16% and 1.17% for the three and six months ended December 31, 1998, respectively, from 1.21% and 1.24% for the prior year periods.

Income Tax Expense. Income tax expense for the three and six months ended December 31, 1998 was $1.6 million and $3.2 million, respectively, compared to $1.5 million and $3.1 million for the three and six months ended December 31, 1997. The effective tax rate for the three and six months ended December 31, 1998 was 35.6% and 35.8%, respectively. The effective tax rate was 35.9% and 36.6% for the three and six months ended December 31, 1997, respectively.

Analysis of Net Interest Income

The following table sets forth certain information relating to the Company's consolidated statements of financial condition and the consolidated statements of income for the three and six months ended December 31, 1998 and 1997, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived from average daily balances. The average balance of loans receivable includes non-accruing loans. The yields and costs include fees which are considered adjustments to yields.

                                                                            Three Months Ended December 31,
                                                  ------------------------------------------------------------------------------
                                                                    1998                                      1997
                                                  --------------------------------------    ------------------------------------
                                                     Average       Interest                    Average      Interest
                                                   Outstanding      Earned/     Yield/       Outstanding     Earned/     Yield/
                                                     Balance         Paid      Rate (1)        Balance        Paid      Rate (1)
                                                  -------------   ----------   --------     -------------  ----------   --------
                                                                              (Dollars in thousands)
Interest-earning assets:
    One- to four-family mortgage
       loans...................................     $  985,837     $17,191       6.98%          $870,725     $16,101      7.40%
    Commercial and multi-family real
       estate loans............................         67,057       1,461       8.71             56,299       1,273      9.04
    Consumer loans.............................         61,516       1,121       7.23             43,991         913      8.24
                                                    ----------     -------                      --------     -------
       Total loans receivable..................      1,114,410      19,773       7.09            971,015      18,287      7.53

    Federal funds sold.........................          1,802          23       4.99                760          10      5.15
    Investment securities......................        222,623       3,884       6.98            123,488       2,252      7.29
    Mortgage-backed securities.................        168,829       2,872       6.80            259,310       4,485      6.92
                                                    ----------     -------                      --------     -------
       Total interest-earning assets...........      1,507,664     $26,552       7.04          1,354,573     $25,034      7.39
                                                                   =======                                   =======

    Non-interest earning assets................         57,558                                    53,274
                                                    ----------                                ----------
       Total assets ...........................     $1,565,222                                $1,407,847
                                                    ==========                                ==========

Deposits and borrowings:
    Money market and demand
       deposits (transaction accounts) ........    $   100,741     $   305       1.20%       $    82,112     $   248      1.20%
    Savings deposits...........................        163,960         716       1.73            166,532         921      2.19
    Certificates of deposit....................        801,244      11,485       5.69            740,914      11,010      5.90
                                                   -----------    --------                   -----------     -------
       Total deposits..........................      1,065,945      12,506       4.65            989,558      12,179      4.88

    FHLB of New York advances..................        281,590       4,245       5.98            205,411       3,190      6.16
    Other borrowings...........................         59,807         827       5.41             65,027         966      5.82
                                                   -----------    --------                   -----------     -------
       Total deposits and borrowings...........      1,407,342      17,578       4.95          1,259,996      16,335      5.14
    Trust Preferred securities.................         32,704         783       9.58             25,662         607      9.46
                                                   -----------    --------                   -----------      ------
       Total deposits, borrowings and
           Trust Preferred securities..........      1,440,046     $18,361       5.06          1,285,658     $16,942      5.23
                                                                   =======                                   =======

    Other liabilities..........................         21,504                                    21,330
                                                   -----------                               -----------
       Total liabilities.......................      1,461,550                                 1,306,988
    Stockholders' equity.......................        103,672                                   100,859
                                                   -----------                               -----------
       Total liabilities and stockholders'
           equity .............................    $ 1,565,222                                $1,407,847
                                                   ===========                                ==========

                                                                            Three Months Ended December 31,
                                                  ------------------------------------------------------------------------------
                                                                    1998                                      1997
                                                  --------------------------------------    ------------------------------------
                                                     Average       Interest                    Average      Interest
                                                   Outstanding      Earned/     Yield/       Outstanding     Earned/     Yield/
                                                     Balance         Paid      Rate (1)        Balance        Paid      Rate (1)
                                                  -------------   ----------   --------     -------------  ----------   --------
                                                                              (Dollars in thousands)
    Net interest income and net
       interest rate spread....................                   $  8,191       1.98%                      $  8,092      2.16%
                                                                  ========       ====                       ========      ====

    Net interest-earning assets and
       interest margin ........................    $    67,618                   2.21%       $    68,915                  2.43%
                                                   ===========                   ====        ===========                  ====

    Ratio of interest-earning assets to
       deposits, borrowings and Trust
       Preferred securities....................                                104.70%                                  105.36%
                                                                               ======                                   ======

(1)  Annualized.

                                                                            Six Months Ended December 31,
                                                  ------------------------------------------------------------------------------
                                                                    1998                                      1997
                                                  --------------------------------------    ------------------------------------
                                                     Average       Interest                    Average      Interest
                                                   Outstanding      Earned/     Yield/       Outstanding     Earned/     Yield/
                                                     Balance         Paid      Rate (1)        Balance        Paid      Rate (1)
                                                  -------------   ----------   --------     -------------  ----------   --------
                                                                              (Dollars in thousands)
Interest-earning assets:
    One- to four-family mortgage
       loans...................................     $  990,783     $34,911       7.05%          $860,185     $31,853      7.41%
    Commercial and multi-family real
       estate loans............................         65,930       2,895       8.78             56,095       2,534      9.03
    Consumer loans.............................         58,984       2,166       7.29             42,283       1,809      8.49
                                                    ----------     -------                      --------     -------
       Total loans receivable..................      1,115,697      39,972       7.16            958,563      36,196      7.55

    Federal funds sold.........................          1,021          26       5.01                380          10      5.15
    Investment securities......................        216,862       7,672       7.08             90,690       3,316      7.31
    Mortgage-backed securities.................        180,431       6,120       6.78            269,880       9,339      6.92
                                                    ----------     -------                      --------     -------
       Total interest-earning assets...........      1,514,011     $53,790       7.10          1,319,513     $48,861      7.40
                                                                   =======                                   =======

    Non-interest earning assets................         57,997                                    52,040
                                                 -------------                             -------------
       Total assets ...........................     $1,572,008                                $1,371,553
                                                    ==========                                ==========

Deposits and borrowings:
    Money market and demand
       deposits (transaction accounts) ........    $    98,171   $     617       1.25%       $    81,750   $     496      1.20%
    Savings deposits...........................        164,382       1,547       1.87            167,345       1,849      2.19
    Certificates of deposit....................        796,695      22,990       5.72            724,996      21,510      5.89
                                                    ----------     -------                      --------     -------
       Total deposits..........................      1,059,248      25,154       4.71            974,091      23,855      4.86

    FHLB of New York advances..................        272,002       8,251       6.02            205,438       6,381      6.16
    Other borrowings...........................         82,169       2,334       5.56             59,305       1,764      5.82
                                                    ----------     -------                      --------     -------
       Total deposits and borrowings...........      1,413,419      35,739       5.01          1,238,834      32,000      5.12
    Trust Preferred securities.................         32,697       1,566       9.58             12,831         607      9.46
                                                    ----------     -------                      --------     -------
       Total deposits, borrowings and
           Trust Preferred securities..........      1,446,116     $37,305       5.11          1,251,665     $32,607      5.17
                                                                   =======                                   =======

    Other liabilities..........................         22,258                                    20,425
                                                   -----------                              ------------
       Total liabilities.......................      1,468,374                                 1,272,090
    Stockholders' equity.......................        103,634                                    99,463
                                                   -----------                              ------------
       Total liabilities and stockholders'
           equity .............................    $ 1,572,008                               $ 1,371,553
                                                   ===========                               ===========

                                                                            Six Months Ended December 31,
                                                  ------------------------------------------------------------------------------
                                                                    1998                                      1997
                                                  --------------------------------------    ------------------------------------
                                                     Average       Interest                    Average      Interest
                                                   Outstanding      Earned/     Yield/       Outstanding     Earned/     Yield/
                                                     Balance         Paid      Rate (1)        Balance        Paid      Rate (1)
                                                  -------------   ----------   --------     -------------  ----------   --------
                                                                              (Dollars in thousands)
    Net interest income and net
       interest rate spread....................                    $16,485       1.99%                       $16,254      2.23%
                                                                   =======       ====                        =======      ====

    Net interest-earning assets and
       interest margin ........................    $    67,895                   2.22%       $    67,848                  2.50%
                                                   ===========                   ====        ===========                  ====

    Ratio of interest-earning assets to
       deposits, borrowings and Trust
       Preferred securities....................                                104.70%                                  105.42%
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

                                                          December 31,   June 30,
                                                             1998         1998
                                                             ------      ------
Non-accruing loans:
     One- to four-family ...............................     $3,371      $2,575
     Commercial and multi-family .......................        528         414
     Consumer ..........................................        687         753
                                                             ------      ------
         Total non-accruing loans ......................      4,586       3,742

Real estate owned, net .................................        972       1,643
                                                             ------      ------

         Total non-performing assets ...................      5,558       5,385
Restructured loans .....................................      1,397       1,415
                                                             ------      ------

         Total risk elements ...........................     $6,955      $6,800
                                                             ======      ======

Non-accruing loans as a percentage of total loans ......       0.42%       0.34%
                                                             ======      ======

Non-performing assets as a percentage of total assets ..       0.36%       0.35%
                                                             ======      ======

Total risk elements as a percentage of total assets ....       0.45%       0.44%
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

Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowances will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to record additions to the allowance level based upon their assessment of the information available to them at the time of their examination. At December 31, 1998, the Company had a total allowance for loan losses of $2.9 million representing 63.78% of total non-accruing loans.

Interest Rate Sensitivity

Interest Rate Gap. The interest rate risk inherent in assets and liabilities may be determined by analyzing the extent to which such assets and liabilities are "interest rate sensitive" and by measuring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a defined time period if it matures or reprices within that period. The difference or mismatch between the amount of interest-earning assets maturing or repricing within a defined period and the amount of interest-bearing liabilities maturing or repricing within the same period is defined as the interest rate sensitivity gap. An institution is considered to have a negative gap if the amount of interest-bearing liabilities maturing or repricing within a specified time period exceeds the amount of interest-earning assets maturing or repricing within the same period. If more interest-earning assets than interest-bearing liabilities mature or reprice within a specified period, then the institution is considered to have a positive gap. Accordingly, in a rising interest rate environment, in an institution with a negative gap, the cost of its rate sensitive liabilities would theoretically rise at a faster pace than the yield on its rate sensitive assets, thereby diminishing future net interest income. In a falling interest rate environment, a negative gap would indicate that the cost of rate sensitive liabilities would decline at a faster pace than the yield on rate sensitive assets and may improve net interest income. For an institution with a positive gap, the reverse would be expected.

At December 31, 1998, the Company's total deposits, borrowings and Trust Preferred securities maturing or repricing within one year exceeded its total interest-earning assets maturing or repricing within one year by $24.8 million, representing a one year negative gap of 1.61% of total assets. At June 30, 1998, the one year negative gap was 7.28% of total assets. In addition to the newly adopted strategy of selling fixed-rate, low coupon, one- to four-family first mortgage loan production into the secondary market, improvement in the negative gap position from June 30, 1998 reflects the Company's efforts to grow transaction accounts and take advantage of opportunities to increase medium-term borrowings.

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

As of December 31, 1998, the Bank's internally generated initial NPV ratio was 10.54%. Following a 2% increase in interest rates, the Bank's Post-Shock NPV ratio was 8.74%. The change in the NPV ratio, or the Bank's Sensitivity Measure was 1.80%. NPV is also measured internally on a consolidated basis. As of December 31, 1998, the Company's initial NPV ratio was 10.92%, the Post-Shock ratio was 9.04%, and the Sensitivity Measure was 1.88%. Variances between the Bank's and the Company's NPV ratios are attributable to balance sheet items which are adjusted during consolidation, such as investments, intercompany borrowings and capital.

Internally generated NPV measurements are based on simulations which utilize institution specific assumptions and, as such, generally result in lower levels of presumed interest rate risk (i.e., higher Post-Shock NPV ratio and lower Sensitivity Measure) than OTS measurements indicate.

The OTS measures the Bank's (unconsolidated) IRR on a quarterly basis using data from the quarterly Thrift Financial Reports, coupled with non-institution specific assumptions which are based on national averages. As of September 30, 1998 (the latest date for which information is available), the Bank's initial NPV ratio, as measured by the OTS, was 7.66%, the Bank's Post-Shock ratio was 6.28% and the Sensitivity Measure was 1.38%.

In addition to monitoring NPV and gap, management also monitors the duration of assets and liabilities and the effects on net interest income resulting from parallel and non-parallel increases or decreases in rates.

At December 31, 1998, based on its internally generated simulation models, the Company's consolidated net interest income projected for one year forward would decrease 7.0% from the base case, or current market, as a result of an immediate and sustained 2% increase in interest rates.

Year 2000

A formal Year 2000 Project Plan (the "Year 2000 Plan") was previously approved by the Company's Board of Directors. The Board of Directors continues to be updated on a monthly basis as to the status of all phases, with an independent verification of progress completed on a quarterly basis. By following the detailed plan, substantial progress has been made and the Company remains on target for meeting its commitment to achieving Year 2000 compliance for its mission-critical systems. The OTS is also reviewing all of their regulated institutions for Year 2000 preparedness.

The task force, with representatives from all divisions within the Bank, has completed both the awareness and assessment phases of the Year 2000 Plan. A significant portion of the renovation phase has been completed. The validation phase is now the primary focus. All remaining tasks are currently on schedule for completion in accordance with the Year 2000 Plan. As the Company primarily runs software purchased from a few key vendors, the task force continues to meet and work closely with those vendors and suppliers. Systems critical to the operation of the Company are receiving top priority, with certain of the mission-critical software elements now compliant. Management expects to have renovated and tested all necessary systems by no later than June 30, 1999 and believes that its level of preparedness for the project is appropriate.

The Company has initiated a dialogue with its larger borrowers. All commercial and multi-family loans have been evaluated for Year 2000 exposure through an independent review process. As part of the current credit approval process, all new and renewed commercial and multi-family loans are evaluated for Year 2000 risk. The Company has requested that each of its larger borrowers provide information regarding the nature of steps being taken by the borrowers to address their own Year 2000 issues.

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

The estimated cost for the Year 2000 effort of $75,000 is unchanged from June 30, 1998. This estimate includes approximately $44,000 of hardware and software upgrades. The remaining $31,000 is estimated for software program consulting and remediation. Approximately $13,000 of costs have been incurred to date. This estimate does not include manpower costs of Company personnel associated with the task force, who retain their individual operation responsibilities in addition to Year 2000 duties. The completion date and cost are based upon management's analysis of the information currently available to it. No assurance can be given that issues relating to the Year 2000 will not have a material adverse effect on the Company's financial condition or results of operations.

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

Federal regulations require the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows. The current required percentage is 4% of net withdrawable deposits payable on demand or in one year or less and borrowings payable on demand or in one year or less, both as of the end of the preceding calendar quarter. Liquid assets for purposes of this ratio include cash, accrued interest receivable, certain time deposits, U.S. Treasury and Government agencies and other securities and obligations generally having remaining maturities of less than five years. All mortgage-backed securities are includable in liquid assets, as well. The Company's most liquid assets are cash and cash equivalents, short-term investments and mortgage-backed securities. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At December 31, 1998 and June 30, 1998, the Bank's liquidity ratios were 21.39% and 24.50%, respectively.

The Company uses its liquid resources principally to fund maturing certificates of deposit and deposit withdrawals, to purchase loans and securities, to fund existing and future loan commitments, and to meet operating expenses. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

The Company's cash needs for the six months ended December 31, 1998 were principally provided by proceeds from sales of loans held for sale, proceeds from maturities of investment securities and principal repayments on mortgage-backed securities. During this period, the cash provided was used for investing activities, which included the origination and purchase of loans and the purchase of investment securities. In addition to cash provided by operating activities, during the six months ended December 31, 1997 the cash needs of the Company were principally provided by increased deposits, an increase in advances from the FHLB of New York and other borrowings and principal repayments of mortgage-backed securities. Furthermore, during the six months ended December 31, 1997, proceeds from the Trust Preferred securities offering and sales of loans contributed to meeting the Company's cash needs. The cash was principally utilized for investing activities, which included the origination and purchase of loans and the purchase of investment securities.

Current regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percentage of risk adjusted assets; a leverage ratio of core capital to total adjusted assets; and a tangible capital ratio expressed as a percentage of total adjusted assets. As of December 31, 1998, the Bank exceeded all regulatory capital requirements and qualified as a "well-capitalized" institution (see Note 4. - Stockholders' Equity and Regulatory Capital, in the Notes to Consolidated Financial Statements).

PART II - Other Information

Item 1.    Legal Proceedings
           None.

Item 2.    Changes in Securities
           None.

Item 3.    Defaults Upon Senior Securities
           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           (a) The Annual Meeting of Stockholders (Annual Meeting) was held on October 28, 1998.

           (b)   Directors elected:
                 William C. Anderson
                 Amadeu L. Carvalho

           (c)   At the Annual Meeting the stockholders considered:
                 (i)    the election of two directors,
                 (ii) the ratification of the appointment of Deloitte & Touche LLP as auditors for the Company for the fiscal year ending June 30, 1999.

                  The vote on the election of two directors was as follows:

                                                      FOR              WITHHELD
                                                    ---------          --------
                  William C. Anderson               8,412,266           89,070
                  Amadeu L. Carvalho                8,406,149           95,187

                  There were no broker non-votes with respect to the proposal.

                  The vote on the ratification of the appointment of Deloitte & Touche LLP as auditors for the Company for the fiscal year ending June 30, 1999 was as follows:

                            FOR               AGAINST           ABSTAIN
                         ---------            -------           -------
                         8,450,513             31,688            19,135

                  There were no broker non-votes with respect to the proposal.

Item 5.    Other Information
           None.

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibit  11:  Statement  Regarding  Computation  of  Per  Share
                 Earnings.

                 Exhibit 27: Financial Data Schedule.

           (b) There were no reports filed on Form 8-K for the three month period ended December 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            PENNFED FINANCIAL SERVICES, INC.



Date: February 12, 1999                     By:  /s/ Joseph L. LaMonica
                                                 -----------------------
                                                 Joseph L. LaMonica
                                                 President and Chief
                                                 Executive Officer





Date: February 12, 1999                     By:  /s/ Lucy T. Tinker
                                                 -------------------
                                                 Lucy T. Tinker
                                                 Executive Vice President and
                                                 Chief Operating Officer
                                                 (Principal Financial Officer)





Date: February 12, 1999                     By:  /s/ Jeffrey J. Carfora
                                                 -----------------------
                                                 Jeffrey J. Carfora
                                                 Senior Vice President and
                                                 Chief Financial Officer
                                                 (Principal Accounting Officer)