Form 10-Q
period 1999-03-31
PENNFED FINANCIAL SERVICES INC
filed 1999-05-14
CIK 920945

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the quarterly period ended March 31, 1999

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

                                   YES  [X]   NO [ ]

         As of May 5, 1999, there were issued and outstanding 8,814,188 shares of the Registrant's Common Stock.

PART I - Financial Information
Item 1.  Financial Statements

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

                                                                                March 31,         June 30,
                                                                                 1999               1998
                                                                               -----------      -----------
                                                                                  (Dollars in thousands)
ASSETS
Cash and amounts due from depository institutions ........................     $     9,635      $    10,960
Federal funds sold .......................................................          46,800             --
                                                                               -----------      -----------
     Total cash and cash equivalents .....................................          56,435           10,960
Investment securities held to maturity, at amortized cost, market value of
     $236,470 and $178,743 at March 31, 1999 and June 30, 1998 ...........         239,845          178,310
Mortgage-backed securities held to maturity, at amortized cost, market value of $143,740 and $208,128 at March 31, 1999 and
     June 30, 1998 .......................................................         141,146          204,452
Loans held for sale ......................................................           6,310              565
Loans receivable, net of allowance for loan losses of $2,993 and $2,776
     at March 31, 1999 and June 30, 1998 .................................       1,066,163        1,095,287
Premises and equipment, net ..............................................          18,798           18,092
Real estate owned, net ...................................................             995            1,643
Federal Home Loan Bank of New York stock, at cost ........................          16,623           15,065
Accrued interest receivable, net .........................................           9,798            8,723
Goodwill and other intangible assets .....................................          11,702           13,481
Other assets .............................................................           4,955            5,360
                                                                               -----------      -----------
                                                                               $ 1,572,770      $ 1,551,938
                                                                               ===========      ===========

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
     Deposits ............................................................     $ 1,091,500      $ 1,028,100
     Federal Home Loan Bank of New York advances .........................         264,465          230,465
     Other borrowings ....................................................          59,738          131,500
     Mortgage escrow funds ...............................................          10,175           10,534
     Due to banks ........................................................           6,398           12,069
     Accounts payable and other liabilities ..............................           3,856            2,886
                                                                               -----------      -----------
     Total liabilities ...................................................       1,436,132        1,415,554
                                                                               -----------      -----------

     Guaranteed Preferred Beneficial Interests in the Company's
         Junior Subordinated Debentures ..................................          34,500           34,500
     Unamortized issuance expenses .......................................          (1,772)          (1,819)
                                                                               -----------      -----------
     Net Trust Preferred Securities ......................................          32,728           32,681
                                                                               -----------      -----------

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Financial Condition (continued)

                                                                                March 31,         June 30,
                                                                                 1999               1998
                                                                               -----------      -----------
                                                                                  (Dollars in thousands)
Stockholders' Equity:
     Serial preferred stock, $.01 par value, 7,000,000 shares
         authorized, no shares issued ....................................            --               --
     Common stock, $.01 par value, 15,000,000 shares authorized,
         11,900,000 shares issued,  and 8,794,188 and 9,385,988 shares outstanding at March 31, 1999 and June 30, 1998 (excluding shares held in treasury of 3,105,812 and 2,514,012 at
         March 31, 1999 and June 30, 1998) ...............................              60               60
     Additional paid-in capital ..........................................          59,187           58,278
     Restricted stock - Management Recognition Plan ......................            (531)            (531)
     Employee Stock Ownership Plan Trust debt ............................          (2,916)          (3,253)
     Retained earnings, partially restricted .............................          78,234           70,781
     Treasury stock, at cost, 3,105,812 and 2,514,012 shares at
         March 31, 1999 and June 30, 1998 ................................         (30,124)         (21,632)
                                                                               -----------      -----------
     Total stockholders' equity ..........................................         103,910          103,703
                                                                               -----------      -----------
                                                                               $ 1,572,770      $ 1,551,938
                                                                               ===========      ===========

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Income
                                                              Three months ended                 Nine months ended
                                                                   March 31,                        March 31,
                                                          ---------------------------      ---------------------------
                                                             1999            1998             1999            1998
                                                          -----------     -----------      -----------     -----------
                                                                 (Dollars in thousands, except per share amounts)
Interest and Dividend Income:
     Interest and fees on loans .....................     $    19,572     $    18,713      $    59,544     $    54,909
     Interest on federal funds sold .................              33               8               59              18
     Interest and dividends on investment securities            3,992           3,080           11,664           6,396
     Interest on mortgage-backed securities .........           2,475           4,124            8,595          13,463
                                                          -----------     -----------      -----------     -----------
                                                               26,072          25,925           79,862          74,786
                                                          -----------     -----------      -----------     -----------
Interest Expense:
     Deposits .......................................          11,857          11,943           37,011          35,798
     Borrowed funds .................................           4,893           4,784           15,478          12,929
     Trust Preferred securities .....................             783             784            2,349           1,391
                                                          -----------     -----------      -----------     -----------
                                                               17,533          17,511           54,838          50,118
                                                          -----------     -----------      -----------     -----------
Net Interest and Dividend Income Before Provision
     for Loan Losses ................................           8,539           8,414           25,024          24,668
Provision for Loan Losses ...........................             210             150              570             450
                                                          -----------     -----------      -----------     -----------
Net Interest and Dividend Income After Provision
     for Loan Losses ................................           8,329           8,264           24,454          24,218
                                                          -----------     -----------      -----------     -----------

Non-Interest Income:
     Service charges ................................             531             510            1,559           1,421
     Net gain (loss) from real estate operations ....              98             (49)              52            (138)
     Net gain on sales of loans .....................             201             419              963             527
     Other ..........................................             165              69              348             228
                                                          -----------     -----------      -----------     -----------
                                                                  995             949            2,922           2,038
                                                          -----------     -----------      -----------     -----------

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Income (continued)

                                                              Three months ended                 Nine months ended
                                                                   March 31,                        March 31,
                                                          ---------------------------      ---------------------------
                                                             1999            1998             1999            1998
                                                          -----------     -----------      -----------     -----------
                                                                 (Dollars in thousands, except per share amounts)
Non-Interest Expenses:
     Compensation and employee benefits .............           2,357           2,047            6,709           6,191
     Net occupancy expense ..........................             344             325              990             941
     Equipment ......................................             405             404            1,244           1,130
     Advertising ....................................             104             100              242             258
     Amortization of intangibles ....................             588             607            1,779           1,835
     Federal deposit insurance premium ..............             166             153              477             438
     Other ..........................................             826             867            2,565           2,196
                                                          -----------     -----------      -----------     -----------
                                                                4,790           4,503           14,006          12,989
                                                          -----------     -----------      -----------     -----------

Income Before Income Taxes ..........................           4,534           4,710           13,370          13,267
Income Tax Expense ..................................           1,626           1,662            4,793           4,791
                                                          -----------     -----------      -----------     -----------
Net Income ..........................................     $     2,908     $     3,048      $     8,577     $     8,476
                                                          ===========     ===========      ===========     ===========

Weighted average number of common shares outstanding:
     Basic ..........................................       8,210,536       8,974,642        8,462,521       8,952,790
                                                          ===========     ===========      ===========     ===========
     Diluted ........................................       8,851,358       9,767,821        9,100,235       9,689,702
                                                          ===========     ===========      ===========     ===========

Net income per common share:
     Basic ..........................................     $      0.35     $      0.34      $      1.01     $      0.95
                                                          ===========     ===========      ===========     ===========
     Diluted ........................................     $      0.33     $      0.31      $      0.94     $      0.87
                                                          ===========     ===========      ===========     ===========

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
                                                                                Nine months ended March 31,
                                                                                    1999            1998
                                                                                 ---------      ---------
                                                                                  (Dollars in thousands)
Cash Flows from Operating Activities:
     Net income ............................................................     $   8,577      $   8,476
     Adjustments to reconcile net income to net cash provided by operating activities:
     Net gain on sales of loans ............................................          (963)          (527)
     Proceeds from sales of loans held for sale ............................       135,534          1,616
     Originations of loans held for sale ...................................          --           (1,616)
     Net gain on sales of real estate owned ................................          (123)           (72)
     Amortization of investment and mortgage-backed securities
       premium, net ........................................................           315            228
     Depreciation and amortization .........................................         1,022            965
     Provision for losses on loans and real estate owned ...................           615            589
     Amortization of cost of stock plans ...................................         1,644          1,323
     Amortization of intangibles ...........................................         1,779          1,835
     Amortization of premiums on loans and loan fees .......................         1,757          1,024
     Amortization of Trust Preferred securities issuance costs .............            47             21
     Increase in accrued interest receivable, net of accrued
       interest payable ....................................................        (1,765)        (3,328)
     (Increase) decrease in other assets ...................................           405         (2,079)
     Increase in accounts payable and other liabilities ....................           572            580
     Increase (decrease) in mortgage escrow funds ..........................          (359)           771
     Increase (decrease) in due to banks ...................................        (5,671)         6,680
     Other, net ............................................................            26           --
                                                                                 ---------      ---------
     Net cash provided by operating activities .............................       143,412         16,486
                                                                                 ---------      ---------

Cash Flows from Investing Activities:
     Proceeds from maturities of investment securities .....................       147,070         15,150
     Purchases of investment securities held to maturity ...................      (208,641)      (141,168)
     Net outflow from loan originations net of principal repayments of loans       (86,315)       (72,284)
     Purchases of loans ....................................................       (27,618)       (77,606)
     Proceeds from principal repayments of mortgage-backed securities ......        63,027         59,065
     Proceeds from sale of loans ...........................................          --           74,915
     Purchases of premises and equipment ...................................        (1,754)        (1,700)
     Proceeds from sale of real estate owned ...............................         1,140          1,026
     Purchases of Federal Home Loan Bank of New York stock .................        (1,558)        (2,652)
                                                                                 ---------      ---------
     Net cash used in investing activities .................................      (114,649)      (145,254)
                                                                                 ---------      ---------

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)

                                                                                Nine months ended March 31,
                                                                                    1999            1998
                                                                                 ---------      ---------
                                                                                  (Dollars in thousands)
Cash Flows from Financing Activities:
     Net increase in deposits ..............................................        64,090        103,430
     Decrease in advances from the Federal Home Loan Bank of
       New York and other borrowings .......................................       (37,762)        (5,125)
     Net proceeds from issuance of Trust Preferred securities ..............          --           32,640
     Cash dividends paid ...................................................        (1,012)          (975)
     Purchases of treasury stock, net of reissuance ........................        (8,604)          --
                                                                                 ---------      ---------
     Net cash provided by financing activities .............................        16,712        129,970
                                                                                 ---------      ---------
Net Increase in Cash and Cash Equivalents ..................................        45,475          1,202
Cash and Cash Equivalents, Beginning of Period .............................        10,960         10,729
                                                                                 ---------      ---------
Cash and Cash Equivalents, End of Period ...................................     $  56,435      $  11,931
                                                                                 =========      =========

Supplemental Disclosures of Cash Flow Information:
     Cash paid during period for:
     Interest...............................................................     $  55,211      $  49,847
                                                                                 =========      =========
     Income taxes...........................................................     $   4,226      $   5,213
                                                                                 =========      =========

Supplemental Schedule of Non-Cash Activities:
     Transfer of loans receivable to real estate owned, net.................     $     413      $   1,106
                                                                                 =========      =========
     Transfer of loans receivable to loans held for sale....................     $ 140,317      $     ---
                                                                                 =========      =========

See notes to consolidated financial statements.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation

The interim consolidated financial statements of PennFed Financial Services, Inc. ("PennFed") and subsidiaries (with its subsidiaries, the "Company") include the accounts of PennFed and its subsidiaries Penn Federal Savings Bank (the "Bank") and PennFed Capital Trust I. These interim consolidated financial statements included herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1998. The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. There were no adjustments of a non-recurring nature recorded during the nine months ended March 31, 1999 and 1998. The interim results of operations presented are not necessarily indicative of the results for the full year.

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

3.  Computation of EPS

The computation of EPS is presented in the following table.

                                                            Three months ended             Nine months ended
                                                                March 31,                       March 31,
                                                      ---------------------------     ---------------------------
                                                          1999            1998            1999            1998
                                                      -----------     -----------     -----------     -----------
                                                            (Dollars in thousands, except per share amounts)

Net income ......................................     $     2,908     $     3,048     $     8,577     $     8,476
                                                      ===========     ===========     ===========     ===========

Number of shares outstanding:
  Weighted average shares issued ................      11,900,000      11,900,000      11,900,000      11,900,000
  Less:  Weighted average shares held in treasury       3,106,278       2,253,828       2,831,653       2,254,613
  Less:  Average shares held by the ESOP ........         952,000         952,000         952,000         952,000
  Plus:  ESOP shares released or committed to be
              released during the fiscal year ...         368,814         280,470         346,174         259,403
                                                      -----------     -----------     -----------     -----------
         Average basic shares ...................       8,210,536       8,974,642       8,462,521       8,952,790
  Plus:  Average common stock equivalents .......         640,822         793,179         637,714         736,912
                                                      -----------     -----------     -----------     -----------
         Average diluted shares .................       8,851,358       9,767,821       9,100,235       9,689,702
                                                      ===========     ===========     ===========     ===========

Earnings per common share:
         Basic ..................................     $      0.35     $      0.34     $      1.01     $      0.95
                                                      ===========     ===========     ===========     ===========
         Diluted ................................     $      0.33     $      0.31     $      0.94     $      0.87
                                                      ===========     ===========     ===========     ===========

4. Stockholders' Equity and Regulatory Capital

The Bank's capital amounts and ratios are presented in the following table.

                                                                                                                To Be Well
                                                                                                             Capitalized Under
                                                                                   For Capital               Prompt Corrective
                                                        Actual                  Adequacy Purposes            Action Provisions
                                                  ------------------           ------------------          --------------------
                                                  Amount       Ratio            Amount      Ratio          Amount         Ratio
                                                  ------       -----            ------      -----          ------         -----
                                                                             (Dollars in thousands)
As of March 31, 1999
Tangible capital...........................      $119,436      7.66%            $23,399     1.50%              N/A         N/A
Core capital...............................      $119,520      7.66%            $62,401     4.00%          $78,001       5.00%
Risk-based capital.........................      $122,323     15.95%            $61,361     8.00%          $76,701      10.00%

As of June 30, 1998
Tangible capital...........................      $108,580      7.09%            $22,960     1.50%              N/A         N/A
Core capital...............................      $108,816      7.11%            $61,237     4.00%          $76,547       5.00%
Risk-based capital.........................      $111,262     15.16%            $58,705     8.00%          $73,381      10.00%


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

                                                                                                                    To Be Well
                                                                                                                   Capitalized
                                                                                        For Minimum                Under Prompt
                                                                                      Capital Adequacy           Corrective Action
                                                                Actual                    Purposes                  Provisions
                                                        --------------------         ------------------          -----------------
                                                        Amount         Ratio         Amount       Ratio          Amount      Ratio
                                                        ------         -----         ------       -----          ------      -----
                                                                            (Dollars in thousands)
Stockholders' equity.............................     $   103,910
Add:   Qualifying preferred securities...........          30,764
Less:  Goodwill..................................            (733)
       Deposit premium intangible................         (10,969)
                                                      -----------
Tangible capital, and ratio to
       adjusted total assets.....................     $   122,972       7.88%        $23,421       1.50%
                                                      ===========                    =======

Add:   Qualifying intangible asset...............     $        84
                                                      -----------
Tier I (core) capital, and ratio to
       adjusted total assets.....................     $   123,056       7.88%        $46,841       3.00%         $78,069     5.00%
                                                      ===========                    =======                     =======

Tier I (core) capital, and ratio to
       risk-weighted assets......................     $   123,056      16.26%        $30,278       4.00%         $45,417     6.00%
                                                      ===========                    =======                     =======

Less:  Equity investments and
       investments in real estate................     $       (50)
Add:   Allowance for loan losses.................           2,853
                                                      -----------

Total risk-based capital, and ratio
       to risk-weighted assets...................     $   125,859      16.63%        $60,555       8.00%         $75,694    10.00%
                                                      ===========                    =======                     =======

Total assets.....................................     $ 1,572,770
                                                      ===========

Adjusted total assets............................     $ 1,561,379
                                                      ===========

Risk-weighted assets.............................     $   756,943
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

Financial Condition

Total assets increased slightly to $1.573 billion at March 31, 1999 from total assets of $1.552 billion at June 30, 1998. Increases due to loan originations and purchases and purchases of investment securities were offset by sales of one- to four-family residential loans and principal payments on loans and mortgage-backed securities. A new strategic initiative was implemented at the beginning of the fiscal year and focuses on sales of fixed-rate, low coupon, one- to four-family first mortgage loans into the secondary market. This strategic initiative is intended to result in an improvement in the Company's interest rate risk position and the net interest margin and increased non-interest income.

Deposits increased $63.4 million to $1.092 billion at March 31, 1999 from $1.028 billion at June 30, 1998. Federal Home Loan Bank of New York advances and other borrowings totaled $324.2 million at March 31, 1999, a $37.8 million decrease from $362.0 million at June 30, 1998.

Non-performing assets at March 31, 1999 totaled $4.7 million, representing 0.30 % of total assets, compared to $5.4 million, or 0.35% of total assets, at June 30, 1998. Non-accruing loans totaled $3.7 million, with a ratio of non-accruing loans to total loans of 0.35% at March 31, 1999 as compared to $3.7 million, or 0.34% of total loans, at June 30, 1998. Real estate owned decreased to $1.0 million at March 31, 1999 from $1.6 million at June 30, 1998.

Stockholders' equity at March 31, 1999 totaled $103.9 million compared to $103.7 million at June 30, 1998. The increase primarily reflects net income recorded for the nine months ended March 31, 1999, partially offset by the repurchase of 618,000 shares of the Company's outstanding common stock at an average price of $14.12 per share and the declaration of dividends.

Results of Operations

General. For the three months ended March 31, 1999 net income was $2.9 million, or $0.33 per diluted share, as compared to net income of $3.0 million, or $0.31 per diluted share for the comparable prior year period. For the nine months ended March 31, 1999 net income was $8.6 million, or $0.94 per diluted share. These results compare to net income of $8.5 million, or $0.87 per diluted share for the nine months ended March 31, 1998.

Interest and Dividend Income. Interest and dividend income for the three and nine months ended March 31, 1999 increased to $26.1 million and $79.9 million, respectively, from $25.9 million and $74.8 million for the three and nine months ended March 31, 1998. The increases in the current year periods were due to increases in average interest-earning assets partially offset by decreases in the average yield earned on interest-earning assets. Average interest-earning assets were $1.499 billion and $1.509 billion for the three and nine months ended March 31, 1999, respectively, compared to $1.418 billion and $1.353 billion for the comparable prior year periods. The average yield earned on interest-earning assets decreased to 6.97% and 7.05% for the three and nine months ended March 31, 1999, respectively, from 7.32% and 7.37% for the three and nine months ended March 31, 1998.

Interest income on residential one- to four-family mortgage loans for the three and nine months ended March 31, 1999 increased $0.5 million and $3.5 million, respectively, when compared to the prior year periods. The increase in interest income on residential one- to four-family mortgage loans was due to $71.7 million and $111.0 million increases in the average balance outstanding for the three and nine months ended March 31, 1999, respectively. The increase in the average balance on residential one- to four-family mortgage loans was partially offset by a decrease of 34 basis points and 35 basis points in the average yield earned on this loan portfolio to 6.94% and 7.01% for the three and nine months ended March 31, 1999, respectively, from the comparable prior year periods.

Interest income on investment securities increased $0.9 million and $5.3 million for the three and nine months ended March 31, 1999, respectively, from the comparable prior year periods. The increase was primarily due to a $64.8 million and a $105.9 million increase in the average balance outstanding for the three and nine months ended March 31, 1999, respectively, over the comparable prior year periods. The increase in the average balance on investment securities was partially offset by a 50 basis point and a 33 basis point decrease in the average yield earned on these securities for the three and nine months ended March 31, 1999, respectively, when compared to the prior year periods.

Interest income on the mortgage-backed securities portfolio decreased $1.6 million and $4.9 million, or 40.0% and 36.2%, for the three and nine months ended March 31, 1999, respectively, as compared to the prior year periods. The decrease in interest income on mortgage-backed securities primarily reflects an $88.1 million and an $89.0 million decrease in the average balance outstanding for the three and nine months ended March 31, 1999, respectively, compared to the prior year periods.

Interest Expense. Interest expense was relatively unchanged for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. For the three months ended March 31, 1999, a $79.1 million increase in the total average deposits, borrowings and trust preferred securities (the "Trust Preferred securities") was offset by a 29 basis point decline in the average rate paid. The average rate paid on deposits, borrowings and Trust Preferred securities decreased to 4.95% for the three months ended March 31, 1999 from 5.24% for the comparable prior year period. Interest expense increased $4.7 million for the nine months ended March 31, 1999 from the comparable March 31, 1998 period. The increase was attributable to a $156.0 million increase in total average deposits, borrowings and Trust Preferred securities, partially offset by a 12 basis point decrease in the Company's cost of funds compared to the prior year period. The average rate paid on deposits, borrowings and Trust Preferred securities decreased to 5.07% for the nine months ended March 31, 1999, from 5.19% for the comparable prior year period. The average balance and interest expense for the nine months ended March 31, 1998 only included the Trust Preferred securities since their issuance date in October 1997. Trust Preferred securities had an average balance of $32.7 million for the nine months ended March 31, 1999 compared to $19.4 million for the prior year period.

Net Interest and Dividend Income. Net interest and dividend income for the three and nine months ended March 31, 1999 was $8.5 million and $25.0 million, respectively, reflecting a slight increase from $8.4 million and $24.7 million recorded in the comparable prior year periods. The increase reflects growth in the Company's average assets, primarily in investment securities and loans receivable. The increase in net interest and dividend income was partially offset by a decline in the net interest rate spread. The net interest rate spread and net interest margin for the three months ended March 31, 1999 were 2.02% and 2.24%, respectively, a decline from 2.08% and 2.33%, respectively, for the three months ended March 31, 1998. For the nine months ended March 31, 1999, net interest rate spread and net interest margin were 1.98% and 2.21%, respectively, compared to 2.18% and 2.44% for the comparable 1998 period. For the nine months ended March 31, 1999, the declines in the net interest rate spread and net interest margin were partially due to the issuance of the Trust Preferred securities. The declines in the net interest rate spread and net interest margin were also attributable to the relatively flat yield curve environment recently experienced in which higher yielding assets prepaid at accelerated rates and were replaced by lower yielding assets. Since the Company's liabilities generally reprice more quickly than its assets, net interest rate spread and net interest margin will likely decrease if interest rates rise.

Provision for Loan Losses. The provision for loan losses for the three and nine months ended March 31, 1999 was $210,000 and $570,000, respectively, compared to $150,000 and $450,000 for the comparable prior year periods. The allowance for loan losses at March 31, 1999 of $3.0 million reflects a $217,000 increase from the June 30, 1998 level. The allowance for loan losses as a percentage of non-accruing loans was 80.59% at March 31, 1999, compared to 74.18% at June 30, 1998.

Non-Interest Income. For the three and nine months ended March 31, 1999 non-interest income was $995,000 and $2.9 million, respectively, compared to $949,000 and $2.0 million for the prior year periods. Service charge income increased to $531,000 and $1.6 million for the three and nine months ended March 31, 1999, respectively, versus $510,000 and $1.4 million for the comparable prior year periods. The net gain (loss) from real estate operations was $98,000 and $52,000 for the three and nine months ended March 31, 1999. This compares to ($49,000) and ($138,000) for the three and nine months ended March 31, 1998. Net gain on sales of loans of $201,000 and $963,000 were recorded for the three and nine months ended March 31, 1999. One- to four-family residential mortgage loans totaling approximately $60 million and $135 million were sold in the secondary market during the three and nine months ended March 31, 1999, respectively. A gain of approximately $403,000 on the sale of $50 million of jumbo one- to four-family mortgage loans was reflected in the three month period ended March 31, 1998. For the nine months ended March 31, 1998 net gain on sales of loans also included a $91,000 gain recorded on an approximately $20 million loan sale. The prior year loan sales were undertaken to manage prepayment risk as part of the Company's asset/liability management strategy. Recurring loan sales in the current fiscal year are intended to enhance the Company's ability to improve its interest rate risk position, maintain its origination volume profitably, stabilize net interest margin and increase non-interest income. Improvement in other non-interest income reflected increases due to earnings from the Investment Services at Penn Federal Savings Bank program. Through this program, customers have access to financial advisory services and related non-deposit investment products.

Non-Interest Expenses. The Company's non-interest expenses were $4.8 million and $14.0 million for the three and nine months ended March 31, 1999, respectively, compared to $4.5 million and $13.0 million for the comparable prior year periods. Non-interest expenses have increased to support the Company's increased lending volumes and the new Bayville and Toms River branches which opened in October 1997 and February 1999, respectively. Nevertheless, the Company's non-interest expenses as a percent of average assets remained relatively steady at 1.23% and 1.19% for the three and nine months ended March 31, 1999, respectively, compared to 1.22% and 1.23% for the prior year periods.

Income Tax Expense. Income tax expense for the three and nine months ended March 31, 1999 was $1.6 million and $4.8 million, respectively, compared to $1.7 million and $4.8 million for the three and nine months ended March 31, 1998, respectively. The effective tax rate for the three and nine months ended March 31, 1999 was 35.9% and 35.8%, respectively. The effective tax rate was 35.3% and 36.1% for the three and nine months ended March 31, 1998, respectively.

Analysis of Net Interest Income

The following table sets forth certain information relating to the Company's consolidated statements of financial condition and the consolidated statements of income for the three and nine months ended March 31, 1999 and 1998, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived from average daily balances. The average balance of loans receivable includes non-accruing loans. The yields and costs include fees which are considered adjustments to yields.

                                                                           Three Months Ended March 31,
                                                 -------------------------------------------------------------------------------
                                                                     1999                                    1998
                                                 --------------------------------------      -----------------------------------
                                                     Average       Interest                    Average      Interest
                                                   Outstanding      Earned/     Yield/       Outstanding     Earned/     Yield/
                                                     Balance         Paid      Rate (1)        Balance        Paid      Rate (1)
                                                    --------         ----      --------       --------        ----      --------
                                                                              (Dollars in thousands)
Interest-earning assets:
    One- to four-family mortgage
       loans...................................     $  976,312     $16,911       6.94%        $  904,571     $16,448      7.28%
     Commercial and multi-family real
       estate loans............................         69,973       1,501       8.58             58,882       1,320      8.97
    Consumer loans.............................         65,797       1,160       7.15             47,487         945      8.07
                                                   ----------      -------                    ----------     -------
       Total loans receivable..................      1,112,082      19,572       7.06          1,010,940      18,713      7.42

    Federal funds sold.........................          2,725          33       4.84                622           8      5.08
    Investment securities......................        233,307       3,992       6.84            167,852       3,080      7.34
    Mortgage-backed securities.................        150,993       2,475       6.56            239,053       4,124      6.90
                                                   ----------      -------                    ----------     -------
       Total interest-earning assets...........      1,499,107     $26,072       6.97          1,418,467     $25,925      7.32
                                                                   =======                                   =======

    Non-interest earning assets................         56,169                                    56,464
                                                    ----------                                ----------
       Total assets ...........................     $1,555,276                                $1,474,931
                                                    ==========                                ==========

Deposits and borrowings:
    Money market and demand
       deposits (transaction accounts) ........    $   104,560     $   287       1.11%        $   84,801   $     254      1.21%
    Savings deposits...........................        162,093         659       1.65            165,103         892      2.19
    Certificates of deposit....................        795,169      10,911       5.56            747,403      10,797      5.86
                                                    ----------     -------                    ----------     -------
       Total deposits..........................      1,061,822      11,857       4.53            997,307      11,943      4.86

    FHLB of New York advances..................        267,046       3,961       5.97            233,568       3,520      6.07
    Other borrowings...........................         69,896         932       5.33             88,832       1,264      5.69
                                                    ----------     -------                    ----------     -------
       Total deposits and borrowings...........      1,398,764      16,750       4.84          1,319,707      16,727      5.13
    Trust Preferred securities.................         32,720         783       9.57             32,656         784      9.60
                                                    ----------     -------                    ----------     -------
       Total deposits, borrowings and
           Trust Preferred securities..........      1,431,484     $17,533       4.95          1,352,363     $17,511      5.24
                                                                   =======                                   =======

                                                                           Three Months Ended March 31,
                                                 -------------------------------------------------------------------------------
                                                                     1999                                    1998
                                                 --------------------------------------      -----------------------------------
                                                     Average       Interest                    Average      Interest
                                                   Outstanding      Earned/     Yield/       Outstanding     Earned/     Yield/
                                                     Balance         Paid      Rate (1)        Balance        Paid      Rate (1)
                                                    --------         ----      --------       --------        ----      --------
                                                                              (Dollars in thousands)
    Other liabilities..........................         21,741                                    18,674
                                                    ----------                                ----------
       Total liabilities.......................      1,453,225                                 1,371,037
    Stockholders' equity.......................        102,051                                   103,894
                                                    ----------                                ----------
       Total liabilities and stockholders'
           equity .............................     $1,555,276                                $1,474,931
                                                    ==========                                ==========

    Net interest income and net
       interest rate spread....................                   $  8,539       2.02%                      $  8,414      2.08%
                                                                  ========       ====                       ========      ====

    Net interest-earning assets and
       interest margin ........................     $   67,623                   2.24%       $    66,104                  2.33%
                                                    ==========                   ====        ===========                  ====

    Ratio of interest-earning assets to
       deposits, borrowings and Trust
       Preferred securities....................                                104.72%                                  104.89%
                                                                               ======                                   ======

(1)  Annualized.

                                                                           Nine Months Ended March 31,
                                                 -------------------------------------------------------------------------------
                                                                     1999                                    1998
                                                 --------------------------------------      -----------------------------------
                                                     Average       Interest                    Average      Interest
                                                   Outstanding      Earned/     Yield/       Outstanding     Earned/     Yield/
                                                     Balance         Paid      Rate (1)        Balance        Paid      Rate (1)
                                                    --------         ----      --------       --------        ----      --------
                                                                              (Dollars in thousands)
Interest-earning assets:
    One- to four-family mortgage
       loans...................................     $  985,959     $51,822       7.01%          $874,981     $48,301      7.36%
    Commercial and multi-family real
       estate loans............................         67,278       4,396       8.69             57,024       3,854      9.00
    Consumer loans.............................         61,255       3,326       7.23             44,018       2,754      8.33
                                                    ----------     -------                    ----------     -------
       Total loans receivable..................      1,114,492      59,544       7.12            976,023      54,909      7.50

    Federal funds sold.........................          1,589          59       4.93                461          18      5.13
    Investment securities......................        222,344      11,664       6.99            116,494       6,396      7.32
    Mortgage-backed securities.................        170,618       8,595       6.72            259,604      13,463      6.91
                                                    ----------     -------                    ----------     -------
       Total interest-earning assets...........      1,509,043     $79,862       7.05          1,352,582     $74,786      7.37
                                                                   =======                                   =======

    Non-interest earning assets................         57,520                                    53,556
                                                    ----------                                ----------
       Total assets ...........................     $1,566,563                                $1,406,138
                                                    ==========                                ==========

Deposits and borrowings:
    Money market and demand
       deposits (transaction accounts) ........     $ 100,301    $     904       1.20%       $    82,767   $     751      1.21%
    Savings deposits...........................        163,619       2,206       1.80            166,597       2,741      2.19
    Certificates of deposit....................        796,186      33,901       5.69            732,465      32,306      5.89
                                                    ----------     -------                    ----------     -------
       Total deposits..........................      1,060,106      37,011       4.66            981,829      35,798      4.86

    FHLB of New York advances..................        270,350      12,212       5.98            214,815       9,901      6.11
    Other borrowings...........................         78,078       3,266       5.50             69,148       3,028      5.75
                                                    ----------     -------                    ----------     -------
       Total deposits and borrowings...........      1,408,534      52,489       4.96          1,265,792      48,727      5.12
    Trust Preferred securities.................         32,704       2,349       9.58             19,439       1,391      9.54
                                                    ----------     -------                    ----------     -------
       Total deposits, borrowings and
           Trust Preferred securities..........      1,441,238     $54,838       5.07          1,285,231     $50,118      5.19
                                                                   =======                                   =======

                                                                           Nine Months Ended March 31,
                                                 -------------------------------------------------------------------------------
                                                                     1999                                    1998
                                                 --------------------------------------      -----------------------------------
                                                     Average       Interest                    Average      Interest
                                                   Outstanding      Earned/     Yield/       Outstanding     Earned/     Yield/
                                                     Balance         Paid      Rate (1)        Balance        Paid      Rate (1)
                                                    --------         ----      --------       --------        ----      --------
                                                                              (Dollars in thousands)
    Other liabilities..........................         22,086                                    20,029
                                                    ----------                                ----------
       Total liabilities.......................      1,463,324                                 1,305,260
    Stockholders' equity.......................        103,239                                   100,878
                                                    ----------                                ----------
       Total liabilities and stockholders'
           equity .............................     $1,566,563                                $1,406,138
                                                    ==========                                ==========

    Net interest income and net
       interest rate spread....................                    $25,024       1.98%                       $24,668      2.18%
                                                                   =======       ====                        =======      ====

    Net interest-earning assets and
       interest margin ........................     $   67,805                   2.21%        $   67,351                  2.44%
                                                    ==========                    ====        ==========                  ====

    Ratio of interest-earning assets to
       deposits, borrowings and Trust
       Preferred securities....................                                104.70%                                  105.24%
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

                                                            March 31,   June 30,
                                                              1999        1998
                                                             ------      ------
Non-accruing loans:
     One- to four-family ...............................     $3,045      $2,575
     Commercial and multi-family .......................         46         414
     Consumer ..........................................        623         753
                                                             ------      ------
         Total non-accruing loans ......................      3,714       3,742

Real estate owned, net .................................        995       1,643
                                                             ------      ------

         Total non-performing assets ...................      4,709       5,385
Restructured loans .....................................      1,389       1,415
                                                             ------      ------

         Total risk elements ...........................     $6,098      $6,800
                                                             ======      ======

Non-accruing loans as a percentage of total loans ......       0.35%       0.34%
                                                             ======      ======

Non-performing assets as a percentage of total assets ..       0.30%       0.35%
                                                             ======      ======

Total risk elements as a percentage of total assets ....       0.39%       0.44%
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

Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowances will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to record additions to the allowance level based upon their assessment of the information available to them at the time of their examination. At March 31, 1999, the Company had a total allowance for loan losses of $3.0 million representing 80.59% of total non-accruing loans.

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

At March 31, 1999, the Company's total deposits, borrowings and Trust Preferred securities maturing or repricing within one year exceeded its total interest-earning assets maturing or repricing within one year by $191.9 million, representing a one year negative gap of 12.20% of total assets. At June 30, 1998, the one year negative gap was 7.28% of total assets. The increase in the negative gap position from June 30, 1998 was primarily due to an extension of the life of certain callable investment securities. Under the current interest rate environment, it is assumed that these securities may not be called at their call date. Partially offsetting the increase in the negative gap position was the effects of the strategy of selling fixed-rate, low coupon, one- to four-family first mortgage loan production into the secondary market and the Company's efforts to grow transaction accounts and take advantage of opportunities to increase medium-term borrowings.

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

As of March 31, 1999, the Bank's internally generated initial NPV ratio was 9.83%. Following a 2% increase in interest rates, the Bank's Post-Shock NPV ratio was 8.27%. The change in the NPV ratio, or the Bank's Sensitivity Measure was 1.56%. NPV is also measured internally on a consolidated basis. As of March 31, 1999, the Company's initial NPV ratio was 10.21%, the Post-Shock ratio was 8.48%, and the Sensitivity Measure was 1.73%. Variances between the Bank's and the Company's NPV ratios are attributable to balance sheet items which are adjusted during consolidation, such as investments, intercompany borrowings and capital.

Internally generated NPV measurements are based on simulations which utilize institution specific assumptions and, as such, generally result in lower levels of presumed interest rate risk (i.e., higher Post-Shock NPV ratio and lower Sensitivity Measure) than OTS measurements indicate.

The OTS measures the Bank's (unconsolidated) IRR on a quarterly basis using data from the quarterly Thrift Financial Reports, coupled with non-institution specific assumptions which are based on national averages. As of December 31, 1998 (the latest date for which information is available), the Bank's initial NPV ratio, as measured by the OTS, was 8.38%, the Bank's Post-Shock ratio was 6.80% and the Sensitivity Measure was 1.58%.

In addition to monitoring NPV and gap, management also monitors the duration of assets and liabilities and the effects on net interest income resulting from parallel and non-parallel increases or decreases in rates.

At March 31, 1999, based on its internally generated simulation models, the Company's consolidated net interest income projected for one year forward would decrease 7.1% from the base case, or current market, as a result of an immediate and sustained 2% increase in interest rates.

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

The task force, with representatives from all divisions within the Bank, has completed both the awareness and assessment phases of the Year 2000 Plan. The vast majority of the renovation phase has been completed. Systems critical to the operation of the Company are receiving top priority, with nearly all of the mission-critical software elements now compliant. As of March 31, 1999, the Company's primary system has been fully renovated and validated. The primary focus is now the testing of interfaces to the main systems. All remaining tasks are currently on schedule for completion in accordance with the Year 2000 Plan. Management expects to have renovated and tested all necessary systems by no later than June 30, 1999 and believes that its level of preparedness for the project is appropriate.

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

Contingency planning is an ongoing process. Members of the task force have responsibility for identifying a contingency plan for the different areas of software being tested in the event the Year 2000 Plan is not timely or successfully implemented. For example, if vendors for certain critical systems are unable to supply Year 2000 compliant software upgrades, the use of an alternative vendor would be required to be pursued, at an additional cost to the Company. This type of contingency planning is critical because, regardless of the validation of systems, the potential still exists that the systems will not operate as expected. Contingency planning also includes other factors outside of the direct control of the Company, such as potential disruptions in vital utility services, which could negatively impact the Company's ability to service its customers. The Company is currently developing a business resumption contingency plan. This plan focuses on and attempts to anticipate potential problems that may arise, and develop alternative contingency planning strategies to mitigate risk. The business resumption contingency plan should identify actions that could help reduce the likelihood or lessen the impact of a Year 2000 problem, as well as identify the appropriate response actions to be taken in the event that a problem does occur.

The estimated cost for the Year 2000 effort is not expected to have a material effect on the results of operations and is estimated to be $75,000 - unchanged from June 30, 1998. This estimate includes approximately $44,000 of hardware and software upgrades. The remaining $31,000 is estimated for software program consulting and remediation. Approximately $38,000 of costs have been incurred to date. This estimate does not include manpower costs of Company personnel associated with the task force, who retain their individual operation responsibilities in addition to Year 2000 duties. The completion date and cost are based upon management's analysis of the information currently available to it. No assurance can be given that issues relating to the Year 2000 will not have a material adverse effect on the Company's financial condition or results of operations.

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

Federal regulations require the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows. The current required percentage is 4% of net withdrawable deposits payable on demand or in one year or less and borrowings payable on demand or in one year or less, both as of the end of the preceding calendar quarter. Liquid assets for purposes of this ratio include cash, accrued interest receivable, certain time deposits, U.S. Treasury and Government agencies and other securities and obligations generally having remaining maturities of less than five years. All mortgage-backed securities are includable in liquid assets, as well. The Company's most liquid assets are cash and cash equivalents, investments and mortgage-backed securities. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At March 31, 1999 and June 30, 1998, the Bank's liquidity ratios were 19.88% and 24.50%, respectively.

The Company uses its liquid resources principally to fund maturing certificates of deposit and deposit withdrawals, to purchase loans and securities, to fund existing and future loan commitments, and to meet operating expenses. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

The Company's cash needs for the nine months ended March 31, 1999 were principally provided by proceeds from sales of loans held for sale, proceeds from maturities of investment securities, principal repayments on loans and mortgage-backed securities and an increase in deposits. During this period, the cash provided was primarily used for investing activities, which included the origination and purchase of loans and the purchase of investment securities. In addition to cash provided by operating activities, during the nine months ended March 31, 1998 the cash needs of the Company were principally provided by increased deposits, principal repayments on loans and mortgage-backed securities and proceeds from maturities of investment securities. Furthermore, during the nine months ended March 31, 1998, proceeds from the Trust Preferred securities offering and sales of loans contributed to meeting the Company's cash needs. The cash was principally utilized for investing activities, which included the origination and purchase of loans and the purchase of investment securities.

Current regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percentage of risk adjusted assets; a leverage ratio of core capital to total adjusted assets; and a tangible capital ratio expressed as a percentage of total adjusted assets. As of March 31, 1999, the Bank exceeded all regulatory capital requirements and qualified as a "well-capitalized" institution (see Note 4. - Stockholders' Equity and Regulatory Capital, in the Notes to Consolidated Financial Statements).

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

Item 4.    Submission of Matters to a Vote of Security Holders
           None.

Item 5.    Other Information
           None.

Item 6.    Exhibits and Reports on Form 8-K

          (a) Exhibit 11: Statement Regarding Computation of Per Share Earnings.
              Exhibit 27: Financial Data Schedule.

          (b) There were no reports filed on Form 8-K for the three month period ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PENNFED FINANCIAL SERVICES, INC.



Date: May 14, 1999                     By:   /s/ Joseph L. LaMonica
                                             -----------------------
                                             Joseph L. LaMonica
                                             President and Chief
                                             Executive Officer





Date: May 14, 1999                     By:   /s/ Lucy T. Tinker
                                             -------------------
                                             Lucy T. Tinker
                                             Senior Executive Vice President and
                                             Chief Operating Officer
                                             (Principal Financial Officer)





Date: May 14, 1999                     By:   /s/ Jeffrey J. Carfora
                                            -----------------------
                                            Jeffrey J. Carfora
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Accounting Officer)