Form 10-K
period 1999-06-30
PENNFED FINANCIAL SERVICES INC
filed 1999-09-24
CIK 920945

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     For the fiscal year ended June 30, 1999

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
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

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

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
requirements for the past 90 days.        YES  [ X ]  NO  [   ]

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.   [ X ]

               The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the Nasdaq National Market as of September 10, 1999, was $119,150,000. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

               As of September 10, 1999, there were issued and outstanding 8,847,410 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

              Part III of Form 10-K - Portions of the Proxy Statement for 1999 Annual Meeting of Stockholders.

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

At June 30, 1999, the Company had total assets of $1.6 billion, deposits of $1.1 billion, borrowings of $333.2 million and stockholders' equity of $107.5 million.

At June 30, 1999, the Company's gross loan portfolio totaled $1.1 billion, including $915.2 million of one- to four-family residential first mortgage loans, $74.6 million of commercial and multi-family real estate loans and $72.6 million of consumer loans. In addition, on that date, the Company had $128.0 million of mortgage-backed securities and $309.9 million of other investment securities and FHLB of New York stock.

At June 30, 1999, the vast majority of the Company's first and second mortgage loans (excluding mortgage-backed securities) were secured by properties located in New Jersey. Of the loans secured by properties outside the State of New Jersey, the majority are one- to four-family loans and the balance are commercial and multi-family real estate loans. See "-Originations, Purchases, Sales and Servicing of Loans." The Company's revenues are derived primarily from interest on loans, mortgage-backed securities and investments, and income from service charges.

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

Market Area

The Company's primary market areas are comprised of the Ironbound section of the City of Newark and surrounding urban communities, the suburban Essex County areas and selected areas of central/southern New Jersey, which are serviced through twenty full service offices. Penn Federal was organized in the Ironbound section of Newark in 1941 and the home office of the Bank remains there. The Ironbound section of the City of Newark and immediately adjacent communities of East Newark and Harrison are primarily urban blue collar areas with two or more family dwellings and some manufacturing and industry. Deposits at Bank branches in these areas comprise 34% of total Bank deposits. The suburban Essex County area consists of communities with predominantly single family homes, and a white collar commuter population. Suburban Essex County is the Bank's largest market area, accounting for approximately 39% of total Bank deposits at June 30, 1999. Penn Federal's central/southern New Jersey branches are located in selected areas of Middlesex, Monmouth and northern Ocean counties. The central/southern region branches, with 27% of total Bank deposits, serve retirement populations and expanding townhouse, multi-family and single family home developments. The Bank also purchases one- to four-family residential loans secured by properties located primarily in New Jersey. See "-Originations, Purchases, Sales and Servicing of Loans."

Lending Activities

General. The Company primarily originates and purchases fixed and adjustable rate, one- to four-family first mortgage loans. The Company's general policy is to originate and purchase such mortgages with maturities between 10 and 30 years. Adjustable rate mortgage ("ARM") loans are originated and purchased in order to increase the percentage of loans with more frequent repricing than fixed rate, one- to four-family mortgage loans. The Company underwrites mortgage loans generally using Freddie Mac and Fannie Mae guidelines, although loan amounts may exceed agency limits. See "-Loan Portfolio Composition" and "-One- to Four-Family Residential Mortgage Lending."

The Company also originates commercial and multi-family real estate loans and consumer loans. Such loans generally reprice more frequently, have shorter maturities, and/or have higher yields than fixed rate, one- to four-family mortgage loans.

Residential and consumer loan applications may be approved by various officers up to $1.25 million and $1.0 million, respectively. Commercial and multi-family real estate loan applications are initially considered and approved at various levels of authority, depending on the amount of the loan. All commercial and multi-family real estate loans between $750,000 and $1.25 million must be approved by the Executive Loan Committee which consists of the President and certain executive and senior officers. The approval of the Company's Board of Directors is required for all loans above $1.25 million.

The aggregate amount of loans that the Company is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Company could have invested in any one real estate project is generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation-Federal Regulation of Savings Associations." At June 30, 1999, the maximum amount which the Company could have lent to any one borrower and the borrower's related entities was approximately $18.8 million. The Company's current policy is to limit such loans to a maximum of 50% of the general regulatory limit or $5.0 million, whichever is less. At June 30, 1999, the Company did not have any loans or series of loans to one borrower with outstanding balances in excess of $3.0 million. At June 30, 1999, the Company's largest group of loans to one borrower totaled $3.0 million and consisted of four commercial real estate loans aggregating $2.7 million and one commercial real estate loan for $283,000 for which a borrower on the four commercial real estate loans is also a guarantor on this loan. The four commercial real estate loans are secured by multi-family properties in Essex County. The $283,000 loan represents the Company's participation in a construction loan for a senior assisted-living complex in Morris County. At June 30, 1999, there was a total of 19 loans or lender relationships in excess of $1.0 million, for a total amount of $30.9 million. At that date, all of these loans were performing in accordance with their respective repayment terms.

Loan Portfolio Composition. The following table sets forth the composition of the Company's loan portfolio at the dates indicated.

                                                                                   June 30,
                                              --------------------------------------------------------------------------------------
                                                       1999                          1998                              1997
                                                Amount      Percent           Amount      Percent              Amount       Percent
                                              -----------    ------         -----------    ------             --------    ------
                                                                            (Dollars in thousands)
First mortgage loans:
   One- to four-family(1)                     $   915,244     86.15%        $   971,668     89.01%            $831,843     89.55%
   Commercial and multi-family                     74,613      7.02              65,833      6.03               56,811      6.12
                                              -----------    ------         -----------    ------             --------    ------
        Total first mortgage loans                989,857     93.17           1,037,501     95.04              888,654     95.67
                                              -----------    ------         -----------    ------             --------    ------
Other loans:
   Consumer loans:
     Second mortgages                              37,243      3.50              27,232      2.49               23,665      2.55
     Home equity lines of credit                   31,754      2.99              23,538      2.16               14,040      1.51
     Other                                          3,575      0.34               3,331      0.31                2,512      0.27
                                              -----------    ------         -----------    ------             --------    ------
        Total consumer loans                       72,572      6.83              54,101      4.96               40,217      4.33
                                              -----------    ------         -----------    ------             --------    ------
        Total loans                             1,062,429    100.00%          1,091,602    100.00%             928,871    100.00%
                                                             ======                        ======                         ======

Add/(less):
   Loans in process                                    --                            --                             --
   Unamortized premiums, deferred
     loan fees, and other, net                      7,391                         7,026                          5,202
   Allowance for loan losses                       (3,209)                       (2,776)                        (2,622)
                                              -----------                   -----------                       --------
     Total loans receivable, net               $1,066,611                    $1,095,852                       $931,451
                                               ==========                    ==========                       ========

                                                                            June 30,
                                                     -----------------------------------------------------
                                                              1996                          1995
                                                     --------------------          -----------------------
                                                        Amount    Percent           Amount        Percent
                                                       --------    ------          --------      ------
                                                                     (Dollars in thousands)
(Dollars in thousands)
First mortgage loans:
   One- to four-family(1)                              $565,924     86.68%         $386,125       82.17%
   Commercial and multi-family                           52,014      7.97            50,448       10.74
                                                       --------    ------          --------      ------
        Total first mortgage loans                      617,938     94.65           436,573       92.91
                                                       --------    ------          --------      ------
Other loans:
   Consumer loans:
     Second mortgages                                    23,912      3.66            21,105        4.49
     Home equity lines of credit                          8,955      1.37             9,792        2.08
     Other                                                2,117      0.32             2,461        0.52
                                                       --------    ------          --------      ------
        Total consumer loans                             34,984      5.35            33,358        7.09
                                                       --------    ------          --------      ------
        Total loans                                     652,922    100.00%          469,931      100.00%
                                                                   ======                        ======

Add/(less):
   Loans in process                                          --                          --
   Unamortized premiums, deferred
     loan fees, and other, net                            2,279                         606
   Allowance for loan losses                             (2,630)                     (2,860)
                                                       --------                    --------
     Total loans receivable, net                       $652,571                    $467,677
                                                       ========                    ========

(1) One-to four-family loans include loans held for sale of $5,180,000, $565,000 and $88,000 at June 30, 1999, 1998 and 1996, respectively. There were no loans held for sale at June 30, 1997 and 1995.


Loan Maturity. The following schedule sets forth the contractual maturity of the Company's loan portfolio as of June 30, 1999. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. Loans with balloon payments are also shown as amortizing to final maturity (i.e., when the balloon payment is due). All balances are shown on a gross basis and, thus, include no premium or discount adjustments. Savings account loans and overdraft checking balances, included in consumer loans, which have no stated final maturity, are reported as due within one year. The table does not reflect the effects of possible prepayments or scheduled principal amortization.

                                                After One     After Three     After Five     After Ten
                                 One Year       Through        Through         Through       Through         After
                                  or Less     Three Years    Five Years       Ten Years    Twenty Years   Twenty Years      Total
                                ----------     ----------     ----------     ----------     ----------     ----------     ----------
                                                                             (In thousands)
First mortgage loans:
One- to four-family .........   $      321     $    3,424     $    7,107     $   73,867     $  217,989     $  612,536     $  915,244
Commercial and multi-family .        4,313          5,459          2,905         15,930         44,105          1,901         74,613
                                ----------     ----------     ----------     ----------     ----------     ----------     ----------
   Total first mortgage loans        4,634          8,883         10,012         89,797        262,094        614,437        989,857
Consumer loans ..............        3,658          1,024          5,962         12,674         48,626            628         72,572
                                ----------     ----------     ----------     ----------     ----------     ----------     ----------
   Total loans, gross .......   $    8,292     $    9,907     $   15,974     $  102,471     $  310,720     $  615,065     $1,062,429
                                ==========     ==========     ==========     ==========     ==========     ==========     ==========

Loans due after June 30, 2000, which have fixed interest rates amount to $671.0 million, while those with adjustable rates amount to $383.1 million, detailed as follows:

                                                Due After June 30, 2000
                                        ----------------------------------------
                                           Fixed        Adjustable       Total
                                        -----------    -----------    ----------
                                                    (In thousands)
First mortgage loans:
One- to four-family ...............     $  626,139     $  288,784     $  914,923
Commercial and multi-family .......          7,288         63,012         70,300
                                        ----------     ----------     ----------
     Total first mortgage loans ...        633,427        351,796        985,223

Consumer loans ....................         37,573         31,341         68,914
                                        ----------     ----------     ----------
     Total loans, gross ...........     $  671,000     $  383,137     $1,054,137
                                        ==========     ==========     ==========


One- to Four-Family Residential Mortgage Lending. At June 30, 1999, the Company's one- to four-family residential mortgage loans totaled $915.2 million, or approximately 86.15% of the Company's gross loan portfolio. Residential loan originations are generated by the Company's in-house originations staff, marketing efforts, its present customers, walk-in customers and referrals from real estate agents, mortgage brokers and builders. The Company focuses its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences. During the fiscal year ended June 30, 1999, the Company originated $257.7 million of fixed rate real estate loans secured by one- to four-family residential real estate. ARM loans originated during fiscal 1999 totaled $37.8 million. Substantially all of the Company's one- to four-family residential mortgage originations are secured by properties located in the State of New Jersey.

During fiscal 1999, the Company had one correspondent relationship with another institution through which it purchased $15.4 million of newly originated fixed and $15.8 million of newly originated adjustable rate one- to four-family residential first mortgages, all of which are secured by properties located in the State of New Jersey. A second correspondent relationship was added in late fiscal 1999. Actual purchases of loans from this second correspondent did not begin until July 1999. Loans are underwritten by the correspondent institutions using the Company's guidelines and a portion of those loans are re-underwritten by the Bank on a test basis. All loans purchased are supported by customary representations and warranties provided by the correspondent institutions.
See "-Originations, Purchases, Sales and Servicing of Loans."

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

In underwriting one- to four-family residential real estate loans, the Company evaluates the borrower's ability to make monthly payments, past credit history and the value of the property securing the loan. Properties securing real estate loans made by the Company are appraised by independent appraisers approved by the Board of Directors. The Company requires borrowers to obtain title insurance and fire and property insurance (including flood insurance, if necessary) in the amount of the loan or the replacement cost, whichever is less. Real estate loans originated and purchased by the Company contain a "due on sale" clause allowing the Company to declare the unpaid principal balance due and payable upon the sale of the security property.

Commercial and Multi-Family Real Estate Lending. The Company engages in commercial and multi-family real estate lending in its market areas. At June 30, 1999, the Company had $74.6 million of commercial and multi-family real estate loans which represented 7.02% of the Company's gross loan portfolio. This amount includes less than $625,000 of lines of credit secured by non-real estate business assets. At June 30, 1999, the average per loan balance of the Company's commercial and multi-family real estate loans outstanding was $265,000.

The Company's commercial and multi-family real estate loan portfolio is secured primarily by apartment buildings, mixed-use buildings, small office buildings, restaurants, warehouses and strip shopping centers. Commercial and multi-family real estate loans typically have terms that do not exceed 15 years and have a variety of rate adjustment features and other terms. Generally, the loans are made in amounts up to 75% of the appraised value of the security property. Adjustable rate commercial and multi-family real estate loans normally provide for a margin over various U.S. Treasury securities adjusted to a constant maturity, with periodic adjustments, or are tied to the Prime Rate as reported in the Wall Street Journal. In underwriting these loans, the Company analyzes the current financial condition of the borrower, the borrower's credit history, and the reliability and predictability of the cash flow generated by the property securing the loan. The Company usually requires personal guarantees of the borrowers. Appraisals on properties securing commercial real estate loans originated by the Company are performed by independent appraisers approved by the Board of Directors.

Commercial and multi-family real estate loans generally present a higher level of risk than loans secured by one-to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial and multi-family real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (e.g., if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower's ability to repay the loan may be impaired.

Consumer Lending. The Company offers a variety of secured consumer loans, including home equity lines of credit, second mortgages, automobile loans, boat loans and loans secured by savings deposits. In addition, the Company offers unsecured overdraft checking protection. At June 30, 1999, the Company's total consumer loan portfolio was $72.6 million, or 6.83% of its gross loan portfolio, of which approximately 56% were fixed rate loans and 44% were adjustable rate loans. The Company currently originates substantially all of its consumer loans in its primary market areas.

The Company originates adjustable rate home equity lines of credit and fixed rate second mortgage loans generally up to $250,000. Home equity lines of credit and second mortgage loans together with loans secured by all prior liens, are generally limited to 75% or less of the appraised value of the property securing the loan. Second mortgage loans have a maximum term of up to 20 years. Home equity lines of credit may have varying terms up to 20 years. These loans are underwritten utilizing criteria similar to the Company's first mortgage loans. As of June 30, 1999, second mortgage loans and home equity lines of credit amounted to $69.0 million or 6.49% of the Company's gross loan portfolio.

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

Consumer loans may entail greater credit risk than residential first mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles and boats. In such cases, any repossessed collateral from a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Originations, Purchases, Sales and Servicing of Loans

For the fiscal year ended June 30, 1999, the Company originated $371.0 million of loans, compared to $340.2 million and $173.5 million in fiscal 1998 and 1997, respectively. Mortgage loan originations are handled by employees of the Company.

During the fiscal years ended June 30, 1999, 1998 and 1997, the Company purchased $31.2 million, $89.9 million and $195.5 million of one- to four-family first mortgage loans, respectively, through correspondent relationships with other institutions. The purchased loans represent both fixed and adjustable rate first mortgages secured by properties primarily located throughout New Jersey. Prior to fiscal 1999, a limited amount of loans secured by properties located in the Commonwealth of Pennsylvania and State of Massachusetts were purchased.

During fiscal 1999, PennFed actively employed a strategy of selling one- to four-family mortgage loans. This strategy served to mitigate the effects of low interest rates and a flat yield curve. For the year ended June 30, 1999, the Company sold $150.5 million of low-coupon, longer duration one- to four-family first mortgage loans to Freddie Mac and other secondary market purchasers.

In prior years, the Company sold one-to four-family first mortgage loans from time to time, to Freddie Mac and other secondary market purchasers. The Company sold loans in aggregate amounts of $76.2 million and $585,000 during the years ended June 30, 1998 and 1997, respectively.

In periods of a higher interest rate and steeper yield curve environment, such as the beginning of fiscal 2000, loan sale activity is expected to be reduced from the fiscal 1999 level. The level of such activity will continue to be evaluated with primary consideration given to interest rate risk and long-term profitability objectives.

When loans are sold, the Company may retain the responsibility for servicing the loans or may sub-service the loans for a short term period. The Company receives a fee for performing these services. The Company serviced for others one- to four-family mortgage loans with an aggregate outstanding principal balance of $116.2 million, $110.9 million and $78.8 million at June 30, 1999, 1998 and 1997, respectively.

The following table sets forth the activity in the Company's loan portfolio for the years indicated.

                                                                 Year ended June 30,
                                                     ----------------------------------------
                                                         1999           1998           1997
                                                     ----------     ----------     ----------
                                                                   (In thousands)
Net loans receivable at beginning of year ......     $1,095,852     $  931,451     $  652,571

Plus:
    Loans originated:
        One- to four-family ....................        295,522        283,666        141,736
        Commercial and multi-family real estate          22,938         18,901         12,225
        Consumer ...............................         52,560         37,595         19,501
                                                     ----------     ----------     ----------
            Total loans originated .............        371,020        340,162        173,462
                                                     ----------     ----------     ----------

    One- to four-family loans purchased ........         31,220         89,910        195,514
                                                     ----------     ----------     ----------

            Total loans originated and purchased        402,240        430,072        368,976

Less:
    One- to four-family loans sold .............        150,474         76,196            585
    Loan principal payments and other, net .....        280,575        187,360         87,821
    Loans transferred to real estate owned .....            432          2,115          1,690
                                                     ----------     ----------     ----------
Net loans receivable at end of year ............     $1,066,611     $1,095,852     $  931,451
                                                     ==========     ==========     ==========

Non-Performing and Classified Assets

Generally, when a borrower fails to make a required payment on a real estate secured loan or other secured loan the Company institutes collection procedures by mailing a delinquency notice. The customer is contacted again, by telephone, if the delinquency is not promptly cured. In many cases, delinquencies are cured promptly; however, if a loan secured by real estate or other collateral has been delinquent for more than 60 days, a letter of notice of intention to foreclose is sent and the customer is requested to make arrangements to bring the loan current. At 90 days past due, unless satisfactory arrangements have been made, immediate repossession commences or foreclosure procedures are instituted. For unsecured loans, the collection procedures are similar; however, at 90 days past due, a specific reserve or charge-off is recommended and, subsequently, a law suit is filed, if necessary, to obtain a judgement.

At June 30, 1999, the Company's loans delinquent 60 to 89 days totaled $435,000 of which $425,000 were one- to four-family mortgage loans and $10,000 were consumer loans.

The table below sets forth the Company's amounts and categories of non-performing assets and restructured loans. Loans are placed on non-accrual status when the collection of principal or interest becomes delinquent more than 90 days. There are no loans delinquent more than 90 days which are still accruing. Real estate owned represents assets acquired in settlement of loans and is shown net of valuation allowances. Restructured loans are all performing in accordance with modified terms and were, therefore, considered performing.

                                                                At June 30,
                                          ------------------------------------------------------
                                           1999        1998        1997        1996        1995
                                          ------      ------      ------      ------      ------
                                                          (Dollars in thousands)
Non-accruing loans:
 One- to four-family ................     $2,937      $2,575      $3,567      $4,009      $3,040
 Commercial and multi-family ........         46         414       1,053         913       1,090
 Consumer ...........................        687         753         865       1,264       1,435
                                          ------      ------      ------      ------      ------
   Total non-accruing loans .........      3,670       3,742       5,485       6,186       5,565

Real estate owned, net ..............        936       1,643         884       1,083       1,177
                                          ------      ------      ------      ------      ------
   Total non-performing assets ......      4,606       5,385       6,369       7,269       6,742

Restructured loans ..................          _       1,415       1,451       2,340       2,922
                                          ------      ------      ------      ------      ------
   Total risk elements ..............     $4,606      $6,800      $7,820      $9,609      $9,664
                                          ======      ======      ======      ======      ======
Non-accruing loans as a percentage
     of total loans .................       0.34%       0.34%       0.59%       0.95%       1.18%
                                          ======      ======      ======      ======      ======
Non-performing assets as a percentage
     of total assets ................       0.30%       0.35%       0.48%       0.67%       0.78%
                                          ======      ======      ======      ======      ======
Total risk elements as a percentage
     of total assets ................       0.30%       0.44%       0.59%       0.88%       1.11%
                                          ======      ======      ======      ======      ======

For the year ended June 30, 1999, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $137,000, none of which was included in interest income during this period.

Non-Performing Assets. Non-accruing loans at June 30, 1999 were comprised of 38 one- to four-family loans aggregating $2.9 million, 20 consumer loans aggregating $687,000 and one commercial and multi-family real estate loan totaling $46,000.

Real estate owned at June 30, 1999 included six one- to four-family properties totaling $357,000, the largest of which had a net book value of $127,000, and one commercial property with a total net book value of $579,000.

Restructured Loans. In the normal course of business the Company has restructured the terms of certain loans. No loans have been restructured within the last three fiscal years. Any loan that has been restructured continues to perform in accordance with the restructured terms.

Other Loans of Concern. As of June 30, 1999, there were $1.1 million of other loans not included in the table or discussed above where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

Included in other loans of concern at June 30, 1999 are six loans to one borrower and one loan to an affiliated party totaling $1.0 million acquired in the 1989 acquisition of First Federal Savings and Loan Association of Montclair. The six loans consist of one commercial real estate loan of $436,000, four one- to four-family loans totaling $217,000 and a $79,000 line of credit. The loan to an affiliated party consists of a commercial real estate loan of $262,000. All of these loans are secured by properties located in New Jersey. The commercial real estate loans are secured by mixed-use properties consisting of retail stores and apartments located in Essex County, New Jersey. All of these loans were originated from 1985 to 1989 with thirty year terms. At June 30, 1999, a $16,000 one- to four-family loan and the line of credit, both secured by the same property, were more than 90 days past due. Foreclosure proceedings have begun. Another one- to four-family mortgage loan with a balance of $89,000 was 30 days delinquent at June 30, 1999. The borrower has indicated that the property securing this particular loan is under contract for sale. All of the remaining loans were performing in accordance with their respective repayment terms. The Company continues to monitor these loans due to their periodic delinquencies.

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

In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews the assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of its assets at June 30, 1999, the Bank's classified assets, including real estate owned, totaled $5.7 million, with $5.5 million classified as substandard and $198,000 classified as loss. Total classified assets represent 5.33% of the Company's stockholders' equity and 0.37% of the Company's total assets.

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

The following table sets forth an analysis of the Company's allowance for loan losses at, and for, the dates indicated.

                                                                Year ended June 30,
                                          ---------------------------------------------------------------
                                            1999          1998          1997          1996          1995
                                          -------       -------       -------       -------       -------
                                                                (Dollars in thousands)
Balance at beginning of year ........     $ 2,776       $ 2,622       $ 2,630       $ 2,860       $ 3,060

Charge-offs:
  One- to four-family ...............         (60)         (306)         (392)         (195)         (267)
  Commercial and multi-family .......        (165)          (44)         (147)         (508)         (223)
  Consumer ..........................        (171)          (96)         (146)         (238)         (279)
                                          -------       -------       -------       -------       -------
                                             (396)         (446)         (685)         (941)         (769)
                                          -------       -------       -------       -------       -------

Recoveries:
  One- to four-family ...............          --            --            --            --            --
  Commercial and multi-family .......          49            --            --           101            --
  Consumer ..........................          --            --            42            --            --
                                          -------       -------       -------       -------       -------
                                               49            --            42           101            --
                                          -------       -------       -------       -------       -------

Net charge-offs .....................        (347)         (446)         (643)         (840)         (769)
Additions charged to operations .....         780           600           635           610           569
                                          -------       -------       -------       -------       -------
Balance at end of year ..............     $ 3,209       $ 2,776       $ 2,622       $ 2,630       $ 2,860
                                          =======       =======       =======       =======       =======

Ratio of net charge-offs during the
   year to average loans outstanding
   during the year ..................        0.03%         0.04%         0.08%         0.16%         0.19%
                                          =======       =======       =======       =======       =======

Ratio of allowance for loan losses
   to total loans at end of year ....        0.30%         0.25%         0.28%         0.40%         0.61%
                                          =======       =======       =======       =======       =======

Ratio of allowance for loan losses to
   non-accruing  loans at end of year       87.44%        74.18%        47.80%        42.52%        51.39%
                                          =======       =======       =======       =======       =======


The distribution of the Company's allowance for loan losses at the dates indicated is summarized in the following table. The portion of the allowance allocated to each loan category does not necessarily represent the total available for possible future losses within that category since the total allowance is applicable to the entire loan portfolio.


                                                                      June 30,
                                    -----------------------------------------------------------------------------
                                           1999                        1998                        1997
                                    --------------------        --------------------       -----------------------
                                              Percent of                  Percent of                  Percent of
                                               Loans in                    Loans in                    Loans in
                                                  Each                       Each                        Each
                                               Category                    Category                    Category
                                               to Total                    to Total                    to Total
                                    Amount       Loans          Amount       Loans          Amount       Loans
                                    ------      ------          ------      ------          ------      ------
                                                              (Dollars in thousands)
One- to four-family                 $1,797       86.15%         $1,502       89.01%         $1,463       89.55%
Commercial and
   multi-family real estate            855        7.02             740        6.03             654        6.12
Consumer                               557        6.83             534        4.96             505        4.33
                                    ------      ------          ------      ------          ------      ------

     Total                          $3,209      100.00%         $2,776      100.00%         $2,622      100.00%
                                    ======      ======          ======      ======          ======      ======
                                                          June 30,
                                    ------------------------------------------------------
                                            1996                          1995
                                    ---------------------      ---------------------------
                                               Percent of                    Percent of
                                                Loans in                      Loans in
                                                  Each                          Each
                                                Category                      Category
                                                to Total                      to Total
                                     Amount      Loans          Amount          Loans
                                    ------      ------         -------         ------
                                                 (Dollars in thousands)
One- to four-family                 $1,290       86.68%        $   657          82.17%
Commercial and
   multi-family real estate            782        7.97           1,602          10.74
Consumer                               558        5.35             601           7.09
                                    ------      ------         -------         ------

     Total                          $2,630      100.00%         $2,860         100.00%
                                    ======      ======         =======         ======

Investment Activities

The Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained its liquid assets above the minimum requirements imposed by the OTS regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. As of June 30, 1999, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable deposit accounts and current borrowings) was 21.30%. See "Regulation-Liquidity."

At June 30, 1999, the Company had a securities portfolio consisting principally of U.S. Government agency securities, including mortgage-backed securities. These investments carry a low risk weighting for OTS risk-based capital purposes, generally satisfy OTS liquid-asset requirements and are of relatively short duration. See "Regulation-Regulatory Capital Requirements" and "Regulation-Liquidity."

Investment Securities. At June 30, 1999, the Company's investment securities (including a $16.6 million investment in FHLB of New York stock) totaled $309.9 million, or 19.9 % of its total assets. It is the Company's general policy to purchase U.S. Government securities and federal agency obligations and other investment grade securities in accordance with its strategic objectives, including, but not limited to, liquidity, growth, yield and interest rate risk management and to provide collateral for borrowings. During fiscal 1998, PennFed invested in certain non-investment grade Trust preferred securities of other financial institutions. At June 30, 1999, PennFed held $11.2 million of such non-investment grade securities. In addition, investment securities at June 30, 1999 included $17.5 million of investment grade Trust preferred securities.

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





                                                            June 30, 1999
                               --------------------------------------------------------------------------
                                 After            After
                               One Year       Five Years         After                  Total
                                Through         Through           Ten                 Investment
                               Five Years      Ten Years         Years                Securities
                               ----------      ----------      ----------      --------------------------
                               Book Value      Book Value      Book Value      Book Value    Market Value
                                --------        --------        --------        --------        --------
                                                           (Dollars in thousands)
U.S. Government and
     agency obligations ...     $     --        $ 10,000        $254,538        $264,538        $254,243
Obligations of states and
     political subdivisions           40              --              --              40              45
Trust preferred
     securities ...........           --              --          28,704          28,704          27,592
                                --------        --------        --------        --------        --------
Total investment
     securities ...........     $     40        $ 10,000        $283,242        $293,282        $281,880
                                ========        ========        ========        ========        ========

Weighted average yield at
     year end .............        10.38%           6.77%           7.04%           7.03%
                                ========        ========        ========        ========




At June 30, 1999, the weighted average life of this portfolio was 3.4 years, based on the shorter of the remaining maturity or anticipated call date.

The Company's investment securities portfolio at June 30, 1999 did not contain securities of any issuer or tax-exempt securities with an aggregate book value in excess of 10% of the Company's retained earnings, excluding those issued by the U.S. Government or its agencies.

Mortgage-Backed Securities. At June 30, 1999, mortgage-backed securities totaled $128.0 million, or 8.2% of the Company's total assets, of which approximately 20% consisted of adjustable rate securities. The Company has invested primarily in federal agency securities, principally those of Ginnie Mae, Freddie Mac and Fannie Mae.

The following table indicates the composition of the mortgage-backed securities portfolio, excluding unamortized premiums, based on the final maturities of each security.

                                                            June 30, 1999
                               --------------------------------------------------------------------------
                                 After            After
                               One Year       Five Years         After                  Total
                                Through         Through           Ten               Mortgage-backed
                               Five Years      Ten Years         Years                Securities
                               ----------      ----------      ----------      --------------------------
                               Book Value      Book Value      Book Value      Book Value    Market Value
                                --------        --------        --------        --------        --------
                                                           (Dollars in thousands)
Ginnie Mae ..............       $     79        $    994        $    998        $  2,071        $  2,162
Freddie Mac .............         25,549          12,526          36,547          74,622          75,119
Fannie Mae ..............          9,162          13,284          28,453          50,899          51,233
CMOs/REMICs .............             --              --             103             103             103
                                --------        --------        --------        --------        --------

   Total mortgage-backed
     securities .........       $ 34,790        $ 26,804        $ 66,101        $127,695        $128,617
                                ========        ========        ========        ========        ========
Weighted average yield at
   year end .............           6.75%           7.07%           7.21%           7.06%
                                ========        ========        ========        ========

The Ginnie Mae, Freddie Mac and Fannie Mae certificates are modified pass-through mortgage-backed securities that represent undivided interests in underlying pools of fixed rate, or certain types of adjustable rate, single-family residential mortgages issued by these government-sponsored entities. Ginnie Mae's guarantee to the certificate holder of timely payments of principal and interest is backed by the full faith and credit of the U.S. Government. Freddie Mac and Fannie Mae provide the certificate holder a guarantee of timely payments of interest and scheduled principal payments, whether or not they have been collected.

The following table sets forth the Company's mortgage-backed securities purchase and repayment activities for the years indicated.

                                                   Year ended June 30,
                                            ------------------------------------
                                              1999          1998          1997
                                            --------      --------      --------
                                                      (In thousands)
Mortgage-backed securities, net:
   At beginning of year ..............      $204,452      $288,539      $346,068
    Securities purchased ..............            34          --            --
Less:
   Principal repayments ..............        76,207        83,775        57,266
   Amortization of premiums ..........           296           312           263
                                            --------      --------      --------
   At end of year ....................      $127,983      $204,452      $288,539
                                            ========      ========      ========

The following table sets forth the composition of the Company's investment and mortgage-backed securities portfolios at the dates indicated.

                                                                                            June 30,
                                                          --------------------------------------------------------------------------
                                                                      1999                                    1998
                                                          ------------------------------------  ------------------------------------
                                                                                      Percent                               Percent
                                                                                      of Total                              of Total
                                                           Book        Market           Book      Book        Market          Book
                                                           Value        Value          Value      Value       Value           Value
                                                          --------     --------        ------   --------     --------        ------
                                                                                     (Dollars in thousands)
Investment securities:
    U.S. Government and
        agency obligations ....................           $264,538     $254,243         85.36%  $166,969     $166,985         86.35%
    Obligations of states and
        political subdivisions ................                 40           45          0.01        140          147          0.07
    Trust preferred securities ................             28,704       27,592          9.27     11,201       11,611          5.79
                                                          --------     --------        ------   --------     --------        ------
        Total investment securities ...........            293,282      281,880         94.64    178,310      178,743         92.21
        FHLB of New York stock ................             16,623       16,623          5.36     15,065       15,065          7.79
                                                          --------     --------        ------   --------     --------        ------
        Total investment securities and
           FHLB of New York stock .............           $309,905     $298,503        100.00%  $193,375     $193,808        100.00%
                                                          ========     ========        ======   ========     ========        ======

     Weighted average life of investment
     securities excluding FHLB of New York stock (1)                  3.4 years                             0.9 years

Mortgage-backed securities:
    Ginnie Mae ................................           $  2,071     $  2,162         1.62%   $  3,005     $  3,195          1.47%
    Freddie Mac ...............................             74,622       75,119        58.31     123,444      125,931         60.38
    Fannie Mae ................................             50,899       51,233        39.77      77,019       78,601         37.67
    CMOs/REMICs ...............................                103          103         0.08         400          401          0.19
                                                          --------     --------        ------   --------     --------        ------
                                                           127,695      128,617        99.78     203,868      208,128         99.71
    Unamortized premiums, net .................                288           --         0.22         584           --          0.29
                                                          --------     --------        ------   --------     --------        ------
        Total mortgage-backed securities ......           $127,983     $128,617       100.00%   $204,452     $208,128        100.00%
                                                          ========     ========        ======   ========     ========        ======

                                                                        June 30,
                                                           ---------------------------------
                                                                          1997
                                                           ---------------------------------
                                                                                    Percent
                                                                                    of Total
                                                             Book        Market       Book
                                                             Value       Value        Value
                                                           --------     -------    ------
Investment securities:
    U.S. Government and
        agency obligations ....................            $ 34,999     $35,125     73.37%

    Obligations of states and
        political subdivisions ................                 291         307      0.61

    Trust preferred securities ................                  --          --        --
                                                           --------     -------    ------
        Total investment securities ...........              35,290      35,432     73.98
        FHLB of New York stock ................              12,413      12,413     26.02
                                                           --------     -------    ------

        Total investment securities and
           and FHLB of New York stock .........            $ 47,703     $47,845    100.00%
                                                           ========     =======    ======


     Weighted average life of investment
     securities excluding FHLB of New York stock (1)                   1.0 year

Mortgage-backed securities:
    Ginnie Mae ................................            $  3,993     $ 4,205      1.38%
    Freddie Mac ...............................             184,028     186,350     63.78
    Fannie Mae ................................              98,684      99,632     34.20
    CMOs/REMICs ...............................                 938         938      0.33
                                                           --------     -------      ----
                                                            287,643     291,125     99.69
    Unamortized premiums, net .................                 896          --      0.31
                                                           --------     -------      ----
        Total mortgage-backed securities ......            $288,539     $291,125   100.00%
                                                           ========     ========   ======



(1) The weighted average life of investment securities is based on the shorter of the remaining maturity or anticipated call date.

Sources of Funds

General. The Company's sources of funds are deposits, borrowings, payment of principal and interest on loans and mortgage-backed securities, interest received on and maturities or calls of other investment securities and funds provided from operations.

Deposits. The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of savings, money market and demand deposit accounts, as well as certificate accounts currently ranging in terms up to 60 months. The Company solicits deposits primarily from its market areas and relies primarily on product mix, competitive pricing policies, advertising, customer service and customer relationships to attract and retain deposits. The Company also solicits short term deposits from municipalities in its market areas. As of June 30, 1999, certificates of deposit from municipalities totaled $57.9 million.

The variety of deposit accounts offered by the Company has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Company endeavors to manage the pricing of its deposits in keeping with its asset/liability management, liquidity and profitability objectives. In this regard, the Company has from time-to-time paid slightly higher rates than its competitors to attract certificates of deposit. Based on its experience, the Company believes that its savings, money market and demand deposit accounts are relatively stable sources of deposits. However, the ability of the Company to attract and maintain certificates of deposit and the rates paid on these deposits has been and will continue to be significantly affected by market conditions, including general economic conditions, changes in interest rates and competition. At June 30, 1999 and 1998, the Company had $1.0 million of brokered deposits. See Item 8 - Financial Statements Note I - Deposits - of the Notes to Consolidated Financial Statements.

The following table sets forth the deposit flows of the Company during the periods indicated.

                                               Year ended June 30,
                                 -----------------------------------------------
                                     1999              1998             1997
                                 -----------       -----------      ------------
Opening balance ............     $ 1,028,100       $   918,160      $   836,416
Net deposits (withdrawals) .          (5,555)           68,152           47,233
Interest credited ..........          41,055            41,788           34,511
                                 -----------       -----------      -----------
Ending balance .............     $ 1,063,600       $ 1,028,100      $   918,160
                                 ===========       ===========      ===========
Net increase ...............     $    35,500       $   109,940      $    81,744
                                 ===========       ===========      ===========
Percent increase ...........            3.45%            11.97%            9.77%
                                 ===========       ===========      ===========

The following table indicates the amount of the Company's certificates of deposit by time remaining until maturity as of June 30, 1999.

                                                                          Maturity
                                               --------------------------------------------------------------
                                                               Over         Over         Over
                                                3 Months      3 to 6       6 to 12        12
                                                or Less       Months       Months       Months        Total
                                                --------     --------     --------     --------     --------
                                                                       (In thousands)

Certificates of deposit less than $100,000      $134,234     $143,702     $207,935     $154,763     $640,634
Certificates of deposit of $100,000 or more       78,081       19,479       33,116       15,840      146,516
                                                --------     --------     --------     --------     --------
Total certificates of deposit .............     $212,315     $163,181     $241,051     $170,603     $787,150
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

                                                                         Year ended June 30,
                                                                ------------------------------------
                                                                  1999           1998         1997
                                                                --------      --------      --------
                                                                           (In thousands)
Maximum balance for the year ended:
  FHLB of New York advances ...............................     $289,465      $240,465      $205,465
  Other borrowings:
     Overnight repricing lines of credit ..................     $ 54,700      $ 50,000      $ 46,610
     FHLB of New York one-month overnight repricing
        line of credit ....................................       10,000        35,000        15,000
     Reverse repurchase agreements callable or maturing
       within one year ....................................       39,925        49,925        30,100
     Reverse repurchase agreements maturing after one year        49,275        29,875        10,000
                                                                --------      --------      --------
        Total other borrowings ............................     $153,900      $164,800      $101,710
                                                                ========      ========      ========

Average balance for the year ended:
  FHLB of New York advances ...............................     $266,906      $218,568      $147,945
  Other borrowings:
     Overnight repricing lines of credit ..................     $ 21,254      $ 24,620      $ 29,537
     FHLB of New York one-month overnight repricing
        line of credit ....................................        1,221         4,401         8,886
     Reverse repurchase agreements callable or maturing
       within one year ....................................       10,824        23,091        24,244
     Reverse repurchase agreements maturing after one year        40,215        21,487         5,417
                                                                --------      --------      --------
       Total other borrowings .............................     $ 73,514      $ 73,599      $ 68,084
                                                                ========      ========      ========

Balance at June 30:
  FHLB of New York advances ...............................     $244,465      $230,465      $205,465
  Other borrowings:
     Overnight repricing lines of credit ..................     $ 29,900      $ 41,700      $ 32,650
     FHLB of New York one-month overnight repricing
        line of credit ....................................         --          10,000        10,000
     Reverse repurchase agreements callable or maturing
       within one year ....................................       19,563        49,925        30,100
     Reverse repurchase agreements maturing after one year        39,275        29,875        10,000
                                                                --------      --------      --------
       Total other borrowings .............................     $ 88,738      $131,500      $ 82,750
                                                                ========      ========      ========

                                                                         Year ended June 30,
                                                                ------------------------------------
                                                                  1999           1998         1997
                                                                --------      --------      --------
                                                                           (In thousands)
Weighted average cost of funds for the year ended:
  FHLB of New York advances ...............................         6.01%         6.13%         6.14%
  Other borrowings:
     Overnight repricing lines of credit ..................         5.20%         5.75%         5.47%
     FHLB of New York one-month overnight repricing
        line of credit ....................................         5.42%         5.85%         5.48%
     Reverse repurchase agreements callable or maturing
        within one year ...................................         5.58%         5.59%         5.50%
     Reverse repurchase agreements maturing after one year          5.74%         6.06%         6.24%

Weighted average cost of funds at June 30:
  FHLB of New York advances ...............................         5.93%         6.06%         6.13%
  Other borrowings:
     Overnight repricing lines of credit ..................         5.98%         6.25%         6.63%
     FHLB of New York one-month overnight repricing
        line of credit ....................................         --            6.13%         6.38%
     Reverse repurchase agreements callable or maturing
        within one year ...................................         5.01%         5.35%         5.74%
     Reverse repurchase agreements maturing after one year          5.93%         5.93%         6.24%

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


Subsidiary Activities

As a federally chartered savings association, Penn Federal is permitted by OTS regulations to invest up to 2% of its assets, or $31.2 million at June 30, 1999, in the stock of, or loans to, service corporation subsidiaries. As of such date, the net book value of Penn Federal's investment in its service corporation was $75,000. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal association may engage in directly. As of June 30, 1999, the Bank's investment in its operating subsidiary was $421.8 million.

Penn Federal currently has a single service corporation, which is known as Penn Savings Insurance Agency, Inc. ("PSIA"). PSIA offers insurance and uninsured non-deposit investment products to the Company's customers and members of the general public through a program known as Investment Services at Penn Federal. Securities are offered through Liberty Securities Corp. ("LSC"), a registered broker dealer, member NASD and SIPC. Annuities and insurance are offered through IFS Agencies, Inc., a licensed insurance agency. Neither LSC or IFS Agencies, Inc. is affiliated with the Bank. The Bank's relationship with LSC and IFS Agencies, Inc., gives customers convenient access to financial consulting/advisory services and related non-deposit investment products, such as fixed and variable annuities and mutual funds. In addition, securities brokerage services are available through Liberty Securities Corp. Beginning sometime in fiscal 2000, life, health and disability insurance will be available through IFS Agencies, Inc. To a much lesser extent, PSIA also offers homeowners insurance to Bank customers.

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

Federal Regulation of Savings Associations

The OTS has extensive authority over the operations of savings associations. As part of this authority, Penn Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of the Bank were as of September 1998 and May 1992, respectively.

All savings associations are subject to a semi-annual OTS assessment, based upon the savings association's total assets and supervisory evaluation. The Bank's OTS assessment for the fiscal year ended June 30, 1999 was $260,000.

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

In addition, the investment, lending and branching authority of Penn Federal is prescribed by federal laws, and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. At June 30, 1999, the Bank was in compliance with each of these restrictions. Federal savings associations meeting the Qualified Thrift Lender Test or comparable requirement are also generally authorized to branch nationwide. See "-- Qualified Thrift Lender Test."

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

The FDIC's SAIF deposit premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, based upon their level of capital and supervisory evaluation. The current SAIF premium schedule ranges from 0.00% to 0.27% of deposits. The Bank has been notified by the FDIC that for the semi-annual assessment period beginning July 1, 1999, it will be assessed insurance premiums at an annual rate of 0.00% because it is considered financially sound. In addition to the SAIF assessment, the FDIC is authorized to collect an assessment against SAIF-assessable deposits to be paid to the Financing Corporation ("FICO"). The actual FICO assessment rate that is applied to deposits is not tied to the FDIC risk classification and is determined on a quarterly basis. For the quarterly period beginning July 1, 1999, the Company's FICO assessment rate is 0.058% of deposits, on an annualized basis.

Prior to September 30, 1996, financial institutions which were members of the Bank Insurance Fund ("BIF") were assessed substantially lower deposit insurance premiums because the BIF had achieved its required level of reserves while the SAIF had not yet achieved its required reserves. As a result of legislation signed into law on September 30, 1996, the SAIF recapitalization plan provided for a one-time assessment of 0.657% of deposits, which was imposed on all institutions with SAIF-insured deposits, to enable the SAIF to achieve its required level of reserves. The assessment was based on deposits as of March 31, 1995, and the Bank's special assessment was approximately $4.8 million, or $3.1 million, net of taxes. Following the recapitalization assessment, beginning January 1, 1997 deposit insurance premiums were decreased significantly from the 0.23% of deposits previously paid by the Bank to 0.00%, plus the FICO assessment described above.

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

The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained earnings, and certain noncumulative perpetual preferred stock. In addition, all intangible assets, other than certain amounts of mortgage servicing rights, must be deducted from assets and capital for calculating compliance with the requirements. At June 30, 1999, Penn Federal had $11.1 million of intangible assets other than qualifying mortgage servicing rights.

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

At June 30, 1999, Penn Federal had tangible capital of $121.9 million, or 7.88% of adjusted total assets, which was approximately $98.7 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets up to 25% of adjusted total assets. At June 30, 1999, Penn Federal did not have any intangibles which were subject to these tests. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio.

At June 30, 1999, Penn Federal had core capital equal to $121.9 million, or 7.88% of adjusted total assets, which was approximately $60.1 million above the 4% ratio required to be considered adequately capitalized.

The OTS risk-based capital requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of selected items, such as certain permanent and maturing capital instruments that do not qualify as core capital and allowances for loan and lease losses up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. At June 30, 1999, the Bank had no capital instruments that qualify as supplementary capital and had $3.1 million of allowances for loan and lease losses, all of which was included since it was less than 1.25% of risk-weighted assets.

Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital, in addition to the adjustments required for calculating core capital. Such exclusions consist of equity investments (as defined by regulation), that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. At June 30, 1999, Penn Federal had $50,000 of such exclusions from capital and assets.

In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, are multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of assets. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by Freddie Mac and Fannie Mae.

On June 30, 1999, Penn Federal had total risk-based capital of $125.0 million (including $121.9 million in core capital and $3.1 million in allowable supplementary capital) and risk-weighted assets of $767.2 million (including $24.3 million in converted off-balance sheet assets) resulting in risk-based capital of 16.29% of risk-weighted assets. This amount was $63.6 million above the 8% requirement in effect on that date.

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

Generally, associations that before and after the proposed distribution meet their fully phased-in capital requirements may make capital distributions during any calendar year equal to 100% of net income for the year-to-date plus retained net income for the two previous years without OTS approval. As a subsidiary of PennFed, the Bank is required to give the OTS 30 days' notice prior to declaring any dividend on its stock. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. See "-Regulatory Capital Requirements."

Liquidity

All savings associations, including Penn Federal, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 4%. Penalties may be imposed upon associations for violations of the liquid asset ratio requirement. At June 30, 1999, Penn Federal was in compliance with the requirement, with a liquidity ratio of 21.30%.

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

Qualified Thrift Lender Test

All savings associations, including Penn Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (the "Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 1999, the Bank met the QTL test and has always met the test since its effective date.

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

Due to the heightened attention being given to the CRA in recent years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in February 1999 and received a rating of outstanding.

Transactions with Affiliates

Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to affiliates, are restricted to a percentage of the association's capital. Affiliates of Penn Federal include PennFed and any company which is under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. Penn Federal's subsidiaries are not deemed affiliates; however, the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case-by-case basis.

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

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking accounts). At June 30, 1999, Penn Federal was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS.
See "-Liquidity."

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

As a member, Penn Federal is required to purchase and maintain stock in the FHLB of New York. At June 30, 1999, the Bank had $16.6 million in FHLB of New York stock, which was in compliance with this requirement. In past years, Penn Federal has received substantial dividends on its FHLB of New York stock. Over the past five fiscal years such dividends have averaged 6.93%.

For the year ended June 30, 1999, dividends paid by the FHLB of New York to Penn Federal totaled $1,124,000, resulting in a 6.90% yield.

Federal and State Taxation

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

New Jersey Taxation. The Bank is taxed under the New Jersey Savings Institution Tax Act. The tax is an annual privilege tax imposed at a rate of 3% on the net income of the Bank as reported for federal income tax purposes, with certain modifications. PennFed is taxed under the New Jersey Corporation Business Tax Act, and if it meets certain tests, will be taxed as an investment company at an effective annual rate for the taxable year ending June 30, 1999 of 2.3% of New Jersey Taxable Income (as defined). If it fails to meet such tests, it will be taxed at an annual rate of 9% of New Jersey Taxable Income. It is anticipated, based upon representations of PennFed regarding its current and future holdings and operations, that PennFed will be taxed as an investment company. Penn Savings Insurance Agency is taxed under the New Jersey Corporation Business Tax Act and is, therefore, taxed at a rate of 9%.

Delaware Taxation. PennFed, as a Delaware holding company, and Ferry Development Holding Company ("FDHC"), a Delaware investment company, are exempt from Delaware corporate income tax, but are required to file an annual report with and pay an annual fee to the State of Delaware. PennFed and FDHC are also subject to an annual franchise tax imposed by the State of Delaware. As a Delaware business trust, PennFed Capital Trust I is not required to pay income or franchise taxes to the State of Delaware.

EXECUTIVE OFFICERS

The executive officers of PennFed are elected annually and hold office until their respective successors have been elected and qualified or until death, resignation or removal by the Board of Directors. The executive officers of PennFed are as follows: Joseph L. LaMonica, President and Chief Executive
Officer; Lucy T. Tinker, Senior Executive Vice President and Chief Operating Officer; Patrick D. McTernan, Senior Executive Vice President, General Counsel and Secretary; and Jeffrey J. Carfora, Executive Vice President and Chief Financial Officer. Executive Officers of PennFed do not receive any remuneration in their capacity as PennFed executive officers.

The following table sets forth certain information as of June 30, 1999 regarding the executive officers of the Bank who are not also directors.


Name                        Age                        Positions Held with the Bank
------------------------------------------------------------------------------------------------------
Lucy T. Tinker              59             Senior Executive Vice President and Chief Operating Officer

Jeffrey J. Carfora          41             Executive Vice President and Chief Financial Officer

Barbara A. Flannery         43             Executive Vice President and Retail Banking Group Executive

James M. O'Brien            47             Executive Vice President and Lending Group Executive

Officers are elected annually by the Board of Directors of the Bank. The business experience of each executive officer who is not also a director is set forth below.

Lucy T. Tinker - Ms. Tinker is responsible for the daily operations of the Bank. Ms. Tinker also assists President LaMonica in the development of corporate policies and goals. Ms. Tinker joined Penn Federal in 1989 as Vice President and Treasurer. In 1990, she was appointed Senior Vice President and Finance Group Executive. She was appointed Executive Vice President and Chief Operating Officer in 1993 and named Senior Executive Vice President in 1999.

Jeffrey J. Carfora - Mr. Carfora is responsible for the financial affairs of the Bank which include financial and tax accounting and reporting, strategic planning, budgeting, treasury operations and asset/liability management. Mr. Carfora joined Penn Federal in 1993 as Senior Vice President and Chief Financial Officer and was appointed Executive Vice President in 1999.

Barbara A. Flannery - Ms. Flannery is responsible for the retail branch network. Ms. Flannery has served Penn Federal in various capacities since joining the Bank in 1980, including the management of product development, marketing and various aspects of branch activities. She was named Executive Vice President in 1999.

James M. O'Brien - Mr. O'Brien joined the Bank in November 1998. Mr. O'Brien is responsible for the Bank's lending operations which include commercial, residential and consumer lending, collections, servicing and quality control. He was named Executive Vice President in 1999. Prior to joining Penn Federal, Mr. O'Brien was with Monarch Bank, Fleet Mortgage and Citizen's First National Bank.

Employees

At June 30, 1999, the Company and its subsidiaries had a total of 257 employees, including 41 part-time employees. The Company's employees are not represented by any collective bargaining group.


Item 2.  Properties

The Company conducts its business at its headquarters, operations center and the Bank's branch offices located in its primary market areas. The following table sets forth information relating to each of the Company's properties as of June 30, 1999.

The total net book value of the Company's premises and equipment (including land, building and leasehold improvements and furniture and equipment) at June 30, 1999 was $19.2 million.

                                                                                                Lease                   Total
                                                                     Owned or                Expiration               Approximate
Location                               Acquired                       Leased                    Date                Square Footage
------------------------------------------------------------------------------------------------------------------------------------
Home office:
36 Ferry Street
Newark, New Jersey                       1954                          Owned                        --                    3,700

Operations Center:
622 Eagle Rock Avenue
West Orange, New Jersey                  1988                          Owned                        --                   48,063(1)

Branch Offices:
59 Main Street
Sayreville, New Jersey (2)               1982                          Owned                        --                    3,400

Pathmark Office
1043 US Highway 9 N
Old Bridge, New Jersey                   1992                         Leased                  11/30/99                      500

410 Bergen Street
Harrison, New Jersey                     1983                         Leased                  11/30/03                    2,000

77 Main Street
Farmingdale, New Jersey                  1984                          Owned                        --                    1,785

471 County Road 520
Marlboro, New Jersey                     1978                          Owned                        --                    2,000

1696 Route 88 West
Brick, New Jersey                        1975                          Owned                        --                    1,525

155 Central Avenue
East Newark, New Jersey                  1973                          Owned                        --                    1,771

37 Wilson Avenue
Newark, New Jersey                       1976                          Owned                        --                    7,500

493 Bloomfield Avenue
Montclair, New Jersey                    1991                          Owned                        --                    7,395(3)

323 Orange Road
Montclair, New Jersey                    1989                          Owned                        --                    1,650

620 Bloomfield Avenue
Verona, New Jersey                       1995                          Owned                        --                    5,460(4)

597 Valley Road
Montclair, New Jersey                    1989                          Owned                        --                    5,467(5)

265 Bloomfield Avenue
Caldwell, New Jersey                     1995                          Owned                        --                    7,140

198 Jefferson Street
Newark, New Jersey (6)                   1993                          Owned                        --                    2,070

23 Little Falls Road
Fairfield, New Jersey                    1995                          Owned                        --                    4,125

                                                                                             Lease                     Total
                                                                         Owned or         Expiration                Approximate
Location                                              Acquired            Leased             Date                  Square Footage
------------------------------------------------------------------------------------------------------------------------------------
340 Atlantic City Boulevard
(U.S. Highway 9 South)
Bayville, New Jersey                                     1997             Leased            8/31/07                       3,600

133 South Livingston Avenue
Livingston, New Jersey                                   1999             Leased            6/30/09                       2,636

916 Fischer Boulevard
Toms River, New Jersey                                   1999             Leased            9/30/03                       2,500

Other Properties:

151 Eagle Rock Avenue (future branch location)
Roseland, New Jersey                                     1997              Owned                 --                       8,300

77 Main Street
Sayreville, New Jersey(2)                                1997              Owned                 --                       4,932

White Horse Pike
Winslow, New Jersey                                      1986              Owned                 --                  4.01 acres

-------------------
(1)  Includes 20,332 square feet leased to unaffiliated third parties.
(2) The 59 Main Street branch was relocated to 77 Main Street in Sayreville, NJ on July 19, 1999. The 59 Main Street property is under contract for sale.
(3)  Includes 2,100 square feet leased to unaffiliated third parties.
(4)  Land is leased through March 14, 2000 with a 5 year option.
(5)  Includes 3,080 square feet leased to unaffiliated third parties.
(6) The property was purchased by the Company at the lease expiration of August 31, 1998.


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

In 1987, the New Jersey Department of Environmental Protection ("NJDEP") conducted an environment contamination investigation of the Orange Road branch site of First Federal Savings and Loan Association of Montclair ("First Federal"). Prior to the acquisition by First Federal, the location was used as a gasoline service station. On August 16, 1989, the NJDEP issued a "no further action" letter to First Federal with regard to this site. The Bank acquired First Federal effective September 11, 1989. Notwithstanding the earlier "no further action" letter, on June 25, 1997, the NJDEP issued a letter demanding that Penn Federal Savings Bank develop a remedial action work plan for the Orange Road branch site as a result of an investigation conducted on behalf of an adjacent property owner. The Bank disputed the NJDEP position that Penn Federal Savings Bank was a responsible party. On July 1, 1998, the NJDEP issued a letter determining that Penn Federal Savings Bank, Mobil Oil Corporation and the former gasoline service station owner were all responsible parties for the clean up at the subject site. Responsible parties may ultimately have full or partial obligation for the cost of remediation. As of this date, the apportionment of the remediation costs to the Bank, if any, is not determinable. The Bank intends to vigorously contest this determination and to seek contribution or indemnification from the other named responsible parties.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 1999.


                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

The Company's common stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "PFSB." At September 9, 1999, there were approximately 560 stockholders of record for the Company's common stock (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms).

Market Information

The following table sets forth the high and low closing sales prices per common share for the periods indicated. The closing price of a common share was $15.75 at June 30, 1999 compared to $16.56 at June 30, 1998.

                                        Fiscal  1999 Closing Price                Fiscal  1998 Closing Price
                                     -------------------------------           --------------------------------
                                         High                  Low                 High                   Low
                                     ---------             ---------           ---------              ---------
Quarter Ended:
September 30, 1998 and 1997          $ 16.8750             $ 10.8750           $ 15.7500              $ 13.5625
December 31, 1998 and 1997             14.2500               10.2500             17.3750                14.6875
March 31, 1999 and 1998                16.0000               12.7500             19.0000                15.8750
June 30, 1999 and 1998                 15.7500               14.0000             18.3750                16.5000

For the second quarter of fiscal 1999, the Company increased the quarterly cash dividend on its common stock to $0.04 per share compared to $0.035 per share for all prior quarters since divided payments were initiated.

Item 6.  Selected Financial Data

The following selected consolidated financial data of the Company and its subsidiaries is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements, including notes thereto, included elsewhere in this document.









                                                                                      At June 30,
                                                       ----------------------------------------------------------------------
                                                          1999           1998           1997           1996           1995
                                                       ----------     ----------     ----------     ----------     ----------
                                                                       (In thousands, except per share amounts)
Selected Financial Condition Data:
Total assets .....................................     $1,558,763     $1,551,938     $1,321,751     $1,086,524     $  868,926
Loans receivable, net ............................      1,066,611      1,095,852        931,451        652,571        467,677
Investment securities ............................        293,282        178,310         35,290         21,288         17,558
Mortgage-backed securities .......................        127,983        204,452        288,539        346,068        319,436
Deposits .........................................      1,063,600      1,028,100        918,160        836,416        713,524
Total borrowings .................................        333,203        361,965        288,215        146,700         50,830
Trust Preferred securities, net ..................         32,743         32,681           --             --             --
Stockholders' equity .............................        107,500        103,703         97,270         90,564         94,170

Book value per common share ......................          13.03          11.87          10.92          10.25           9.09
Tangible book value per common share .............          11.68          10.33           9.13           8.17           7.06



                                                                                Year ended June 30,
------------------------------------------------------------------------------------------------------------------------------
                                                         1999          1998          1997(1)             1996          1995
                                                       ---------     ---------      ---------         ---------     ---------
                                                                     (In thousands, except per share amounts)
Selected Operating Data:
Total interest and dividend income ...............     $ 105,557     $ 100,805      $  85,401         $  68,123     $  52,719
Total interest expense ...........................        71,918        68,043         53,073            39,121        27,153
                                                       ---------     ---------      ---------         ---------     ---------
Net interest and dividend income .................        33,639        32,762         32,328            29,002        25,566
Provision for loan losses ........................           780           600            635               610           569
                                                       ---------     ---------      ---------         ---------     ---------
Net interest income after provision for
   loan losses ...................................        32,859        32,162         31,693            28,392        24,997
                                                       ---------     ---------      ---------         ---------     ---------
Service charges ..................................         2,113         1,974          1,666             1,602         1,476
Net gain (loss) from real estate operations                   31          (156)          (181)              104           117
Net gain (loss) on sales of loans ................           860           528             --                --            --
Net gain on sales of investment securities .......            --            --             --                94            --
Other non-interest income ........................           542           321            298               402           532
                                                       ---------     ---------      ---------         ---------     ---------
Total non-interest income ........................         3,546         2,667          1,783             2,202         2,125
                                                       ---------     ---------      ---------         ---------     ---------
Total non-interest expenses ......................        18,644        17,389         22,385(1)         17,642        17,561
                                                       ---------     ---------      ---------         ---------     ---------
Income before taxes ..............................        17,761        17,440         11,091            12,952         9,561
Income tax expense ...............................         6,304         6,242          4,205             5,111         3,921
                                                       ---------     ---------      ---------         ---------     ---------
Net income .......................................     $  11,457     $  11,198      $   6,886(1)      $   7,841     $   5,640
                                                       =========     =========      ===========       =========     =========

Net income per common share:
Basic ............................................     $    1.36     $    1.25      $    0.77(1)      $    0.80     $    0.54
                                                       =========     =========      ===========       =========     =========
Diluted ..........................................     $    1.29     $    1.16      $    0.73(1)      $    0.77     $    0.54
                                                       =========     =========      ===========       =========     =========

-----------------

(1) Fiscal 1997 includes the effect of a one-time SAIF recapitalization assessment of approximately $4.8 million, or $3.1 million net of taxes. Excluding this non- recurring assessment, total non-interest expenses would have been $17.6 million, net income would have been $9.9 million, basic earnings per share would have been $1.12 and diluted earnings per share would have been $1.05.

                                                                                  At and for the year ended June 30,
                                                                --------------------------------------------------------------------
Selected Financial Ratios and Other Data:                        1999           1998         1997(1)            1996          1995
                                                                ------         ------        ------            ------        ------
Performance Ratios:
Return on average assets (ratio of net income to
   average total assets) ...................................      0.74%          0.78%         0.58%(1)          0.82%         0.74%
Return on average stockholders' equity (ratio of
   net income to average stockholders' equity) .............     11.03          10.96          7.42(1)           8.36          5.97
Net interest rate spread during the year ...................      2.01           2.12          2.58              2.96          3.24
Net interest margin (net interest and dividend
   income to average interest-earning assets) ..............      2.24           2.38          2.83              3.22          3.58
Ratio of average interest-earning assets to average
   deposits,  borrowings and Trust Preferred securities ....    104.82         105.20        105.30            105.87        109.05
Ratio of earnings to fixed charges(2):
   Excluding interest on deposits ..........................      1.76x          1.88x         1.86x             3.35x         7.28x
   Including interest on deposits ..........................      1.25x          1.26x         1.21x             1.33x         1.35x
Ratio of non-interest expense to average total assets ......      1.20%          1.22%         1.87%(1)          1.84%         2.31%
Efficiency ratio (non-interest expense, excluding
   amortization of intangibles, to net interest and
   dividend income and non-interest income excluding
   gains on sales and real estate operations) ..............     44.86          42.65         57.95(1)          48.53         58.63

Asset Quality Ratios:
Non-accruing loans to total loans at end of year ...........      0.34           0.34          0.59              0.95          1.18
Allowance for loan losses to non-accruing loans
   at end of year ..........................................     87.44          74.18         47.80             42.52         51.39
Allowance for loan losses to total loans at end of year ....      0.30           0.25          0.28              0.40          0.61
Non-performing assets to total assets at end of year .......      0.30           0.35          0.48              0.67          0.78
Ratio of net charge-offs during the year to average
   loans outstanding during the year .......................      0.03           0.04          0.08              0.16          0.19

Capital Ratios:
Stockholders' equity to total assets at end of year ........      6.90           6.68          7.36              8.34         10.84
Average stockholders' equity to average total assets .......      6.67           7.14          7.76              9.80         12.44

Tangible capital to tangible assets at end of year(3) ......      7.88           7.09          5.61              5.92          6.29
Core capital to adjusted tangible assets at end of year(3) .      7.88           7.11          5.64              5.97          6.38
Risk-based capital to risk-weighted assets at end of year(3)     16.29          15.16         12.22             13.47         14.49

Other Data:
Number of branch offices at end of year ....................        20             18            17                17            17
Number of deposit accounts at end of year ..................    88,200         87,500        85,400            81,700        78,800

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


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

In July 1994, PennFed became the savings and loan holding company of the Bank. Currently, the results of operations of the Company are primarily those of the Bank and its subsidiaries and the Trust.

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

Management Strategy

Management's primary goal continues to be to improve profitability, while continuing to manage risks, including interest rate risk, so as to enhance stockholder value, and to foster and maintain customer confidence. The Company's current strategies focus on: (i) emphasizing lending secured by one- to four-family residential first mortgages, (ii) increasing the commercial and multi-family and consumer loan portfolios, (iii) maintaining asset quality, (iv) increasing core deposit balances, (v) managing the Company's exposure to interest rate risk, (vi) improving non-interest income and (vii) controlling non-interest expenses.

Emphasizing Lending Secured by One- to Four-Family Residential First Mortgages. The Company will continue to emphasize originating and purchasing traditional one- to four-family first mortgage loans secured by properties located in New Jersey. The Company originated or purchased $326.7 million, $373.6 million and $337.3 million in one- to four-family mortgage loans in fiscal 1999, 1998 and 1997, respectively. The Company's interest income has been derived primarily from one- to four-family mortgage loans on residential real estate which totaled $915.2 million or 86.15% of the Company's gross loan portfolio at June 30, 1999. During fiscal 1999, in an effort to mitigate the effects of low interest rates and a flat yield curve, the Company sold approximately $150.5 million of low-coupon, longer duration one- to four-family mortgage loans. In periods of a higher interest rate and steeper yield curve environment, such as the beginning of fiscal 2000, loan sale activity is expected to be reduced. The level of such activity will continue to be evaluated with primary consideration given to interest rate risk and long-term profitability objectives.

Increasing the Commercial and Multi-Family and Consumer Loan Portfolios. In addition to one- to four-family residential first mortgage lending, the Company plans to continue its emphasis on commercial and multi-family and consumer lending. Such loans reprice more frequently, have shorter maturities, and/or have higher yields than one-to four-family first mortgage loans. The Company originated $75.5 million, $56.5 million and $31.7 million of commercial and multi-family and consumer loans in fiscal 1999, 1998 and 1997, respectively.

Maintaining Asset Quality. The Company's loan portfolio consists primarily of one- to four-family mortgages, which are considered to have less risk than commercial and multi-family real estate or consumer loans.

The Company's non-performing assets consist of non-accruing loans and real estate owned. The Company focuses on strong underwriting and collection efforts and aggressive marketing of real estate owned properties. In addition, the Company has occasionally restructured loans in order to return the loan to a performing status. As a result, non-performing assets as a percentage of total assets was 0.30% at June 30, 1999.

Increasing Core Deposit Balances. The Company's primary source of funds is deposits. The Company will continue to emphasize growth in lower costing core deposits, primarily checking deposits. Checking deposits increased $16.9 million, or 21.34%, in fiscal 1999 and $12.2 million, or 18.26%, in fiscal 1998.

Managing the Company's Exposure to Interest Rate Risk. The Company has an asset/liability committee that meets no less than weekly to price loan and deposit products and monthly to develop, implement and review strategies and policies to manage interest rate risk. The Company has endeavored to manage its interest rate risk through the pricing and diversification of its loan and deposit products, including the focus on the origination and purchase of first mortgage products with shorter terms to maturity and/or with adjustable rate features, as well as the origination of commercial and multi-family real estate and consumer loans which generally have shorter expected average lives or reprice at shorter intervals than one- to four-family residential first mortgage products. The Company has also engaged in one- to four-family whole mortgage loan sales whereby longer-term fixed rate conventional loans have been sold to reduce the duration of its fixed rate loan portfolios. In addition, the Company has purchased government agency or callable securities with short to intermediate average lives or which have adjustable rate features. Furthermore, as part of its interest rate risk strategy, the Company has emphasized longer term certificates of deposit and checking products and utilized intermediate-term borrowings. The Company has also periodically engaged in intermediate-term interest rate swaps designed to extend the maturities of short-term certificates of deposit to three to five years. See "-Interest Rate Sensitivity Analysis" and "-Asset/Liability Strategy."

Improving Non-Interest Income. The Company continues to seek additional ways of improving non-interest income. Total service charges and other non-interest income, excluding the net gain on sales of loans and real estate operations, reflected a $386,000, or 16.8%, increase for fiscal 1999 compared to fiscal 1998, due to growth in checking accounts and earnings from the Bank's Investment Services at Penn Federal program. The program gives customers convenient access to financial consulting/advisory services and related uninsured non-deposit investment and insurance products at local branch offices.

Controlling Non-Interest Expenses. Non-interest expenses are carefully monitored, which include ongoing reviews of staffing levels, facilities and operations. The Company's ratio of non-interest expenses to average total assets was 1.20% for the year ended June 30, 1999.

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

In an attempt to manage its exposure to changes in interest rates, management closely monitors the Company's exposure to interest rate risk. Management maintains an asset/liability committee consisting of the Chief Executive Officer, the Chief Operating Officer, the Chief Financial Officer, the Lending Group Executive, the Retail Banking Group Executive, the Treasurer and the Customer Support/Operations Group Executive, which meets regularly and reviews the Company's interest rate risk position and makes recommendations for adjusting this position. In addition, the Board reviews on a monthly basis the Company's asset/liability position, including simulations of the effect on the Company's capital and earnings of various interest rate scenarios and operational strategies.

The following table provides information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps. Except for the effects of prepayments and scheduled principal amortization on mortgage related assets, the table presents principal cash flows and related weighted average interest rates by the earlier of term to repricing or contractual term to maturity. Callable government agency securities are assumed to be called within one year if their stated interest rates are at or above current market rates. If the stated interest rate is below current market rates, these callable securities are assumed to be called at an estimated average life of approximately 3.5 years. For interest rate swaps, the table presents notional amounts and weighted average interest rates by call date or contractual maturity date.

Residential fixed and adjustable rate loans are assumed to prepay at an annualized rate between 10% and 18%. Commercial and multi-family real estate loans are assumed to prepay at an annualized rate between 9% and 38% while consumer loans are assumed to prepay at a 34% rate. Fixed and adjustable rate mortgage-backed securities have annual payment assumptions ranging from 21% to 33%. Demand loans and loans which have no repayment schedule or stated final maturity, are assumed to be due within six months. Loan and mortgage-backed securities balances are net of non-performing loans and are not adjusted for unearned discounts, premiums, and deferred loan fees.

The Company assumes, based on historical information, that $131.9 million or 80% of savings accounts at June 30, 1999, are core deposits and are, therefore, expected to roll-off after five years. The remaining savings accounts are assumed to roll-off over the first eighteen months. Transaction accounts, excluding money market accounts, are assumed to roll-off after five years. Money market accounts are assumed to be variable accounts and are reported as repricing within six months. No roll-off rate is applied to certificates of deposit. Fixed maturity deposits reprice at maturity.


                                                                               Maturing or Repricing
                                                        ---------------------------------------------------------------
                                                                                 Year ended June 30,
                                                        ---------------------------------------------------------------
                                                             2000               2001            2002            2003
                                                        -----------      -----------      -----------      -----------
                                                                              (Dollars in thousands)
Fixed rate mortgage loans including
   one- to four-family and commercial
   and multi-family ................................    $    89,735      $    81,496      $    73,210      $    66,737
   Average interest rate ...........................           7.22%            7.22%            7.22%            7.22%

Adjustable rate mortgage loans including
   one- to four-family and commercial
   and multi-family ................................    $   130,005      $    69,744      $    57,769      $    53,939
   Average interest rate ...........................           7.29%            7.35%            7.30%            7.37%

Consumer loans including
   demand loans ....................................    $    49,305      $     9,832      $     6,663      $     4,585
   Average interest rate ...........................           7.20%            7.78%            7.78%            7.78%

Mortgage-backed securities .........................    $    52,567      $    39,241      $    12,405      $    10,138
   Average interest rate ...........................           7.03%            6.89%            7.03%            7.03%

Investment securities and other ....................    $    66,663      $      --        $   214,538      $     2,165
   Average interest rate ...........................           7.12%            0.00%            6.69%            8.73%

   Total interest-earning assets ...................    $   388,275      $   200,313      $   364,585      $   137,564
                                                        ===========      ===========      ===========      ===========

Savings deposits ...................................    $    21,984      $    10,993      $      --        $      --
   Average interest rate ...........................           1.70%            1.70%            0.00%            0.00%

Money market and demand deposits
   (transaction accounts) ..........................    $    12,398      $      --               --        $      --
   Average interest rate ...........................           2.05%            0.00%            0.00%            0.00%

Certificates of deposit ............................    $   616,544      $    99,868      $    58,054      $     5,945
   Average interest rate ...........................           5.09%            5.44%            5.90%            5.69%

FHLB of New York advances ..........................    $    20,000      $    20,000      $   140,000      $    45,000
   Average interest rate ...........................           6.59%            5.80%            6.06%            5.60%

Other borrowings ...................................    $    49,463      $    19,875      $    19,400      $      --
   Average interest rate ...........................           4.97%            5.77%            6.10%            0.00%

Trust Preferred securities .........................    $      --        $      --        $      --        $      --
   Average interest rate ...........................           0.00%            0.00%            0.00%            0.00%

   Total deposits, borrowings and
     Trust Preferred securities ....................    $   720,389      $   150,736      $   217,454      $    50,945


                                                                               Maturing or Repricing
                                                        ---------------------------------------------------------------
                                                                                 Year ended June 30,
                                                        ---------------------------------------------------------------
                                                             2000               2001            2002            2003
                                                        -----------      -----------      -----------      -----------
                                                                              (Dollars in thousands)
Interest rate swaps
  (pay fixed, receive floating) ....................    ($  120,000)     $    90,000      $    30,000      $      --
   Average pay rate ................................           6.49%            5.88%            5.64%
   Average receive rate ............................           5.06%

   Total deposits, borrowings and Trust
     Preferred securities including the effects
     of interest rate swaps ........................    $   600,389      $   240,736      $   247,454      $    50,945
                                                        ===========      ===========      ===========      ===========
Interest earning assets less deposits,
   borrowings and Trust Preferred securities
   (interest-rate sensitivity gap) ...............     ($   212,114)    ($    40,423)     $   117,131      $    86,619
                                                        ===========      ===========      ===========      ===========


Cumulative interest-rate sensitivity gap .........     ($   212,114)    ($   252,537)     ($  135,406)     ($   48,787)
                                                        ===========      ===========      ===========      ===========
Cumulative interest-rate sensitivity
  gap as a percentage of total assets
  at June 30, 1999 .................................        (13.61%)         (16.20%)          (8.69%)          (3.13%)
                                                        ===========      ===========      ===========      ===========
Cumulative interest-rate sensitivity gap
  as a percentage of total interest-
  earning assets at June 30, 1999 ..................        (14.18%)         (16.88%)          (9.05%)          (3.26%)
                                                        ===========      ===========      ===========      ===========
Cumulative interest-earning assets as a
  percentage of cumulative deposits,
  borrowings and Trust Preferred securities
  at June 30, 1999 .................................          64.67%           69.98%           87.56%           95.72%
                                                        ===========      ===========      ===========      ===========

                                                                               Maturing or Repricing
                                                        -----------------------------------------------------------

                                                                                 Year ended June 30,
                                                        -----------------------------------------------------------
                                                            2004         Thereafter        Total         Fair Value
                                                        -----------     -----------     -----------     -----------
Fixed rate mortgage loans including
   one- to four-family and commercial
   and multi-family ................................    $    61,508     $   264,689     $   637,375     $   629,313
   Average interest rate ...........................           7.23%           7.26%           7.24%

Adjustable rate mortgage loans including
   one- to four-family and commercial
   and multi-family ................................    $    20,729     $    17,313     $   349,499     $   345,820
   Average interest rate ...........................           6.64%           7.98%           7.31%

Consumer loans including
   demand loans ....................................    $     1,500     $      --       $    71,885     $    71,930
   Average interest rate ...........................           7.78%           0.00%           7.38%

Mortgage-backed securities .........................    $     8,374     $     4,970     $   127,695     $   128,617
   Average interest rate ...........................           7.02%           7.04%           6.99%

Investment securities and other ....................    $      --       $    26,539     $   309,905     $   298,503
   Average interest rate ...........................           0.00%           8.15%           6.92%

   Total interest-earning assets ...................    $    92,111     $   313,511     $ 1,496,359     $ 1,474,183
                                                        ===========     ===========     ===========     ===========

Savings deposits ...................................    $      --       $   131,914     $   164,893     $   164,893
   Average interest rate ...........................           0.00%           1.70%           1.70%

Money market and demand deposits
   (transaction accounts) ..........................    $      --       $    96,001     $   108,399     $   108,399
   Average interest rate ...........................           0.00%           0.67%           0.83%

Certificates of deposit ............................    $     6,683     $        53     $   787,147     $   788,093
   Average interest rate ...........................           5.33%           4.52%           5.20%

FHLB of New York advances ..........................    $    19,000     $       465     $   244,465     $   245,103
   Average interest rate ...........................           5.15%           7.39%           5.93%

Other borrowings ...................................    $      --       $      --       $    88,738     $    88,810
   Average interest rate ...........................           0.00%           0.00%           5.40%

Trust Preferred securities .........................    $      --       $    32,743     $    32,743     $    34,414
   Average interest rate ...........................           0.00%           8.90%           8.90%

   Total deposits, borrowings and
     Trust Preferred securities ....................    $    25,683     $   261,178     $ 1,426,385     $ 1,429,712

                                                                               Maturing or Repricing
                                                        -----------------------------------------------------------

                                                                                 Year ended June 30,
                                                        -----------------------------------------------------------
                                                            2004         Thereafter        Total         Fair Value
                                                        -----------     -----------     -----------     -----------
Interest rate swaps
  (pay fixed, receive floating) ....................    $      --       $      --       $      --       ($      256)
   Average pay rate ................................                                           5.95%
   Average receive rate ............................                                           5.06%

   Total deposits, borrowings and Trust
     Preferred securities including the effects
     of interest rate swaps ........................    $    25,683     $   261,178     $ 1,426,385     $ 1,429,456
                                                        ===========     ===========     ===========     ===========
Interest earning assets less deposits,
   borrowings and Trust Preferred securities
   (interest-rate sensitivity gap) ...............      $    66,428     $    52,333     $    69,974
                                                        ===========     ===========     ===========

Cumulative interest-rate sensitivity gap .........      $    17,641     $    69,974
                                                        ===========     ===========
Cumulative interest-rate sensitivity
  gap as a percentage of total assets
  at June 30, 1999 .................................           1.13%           4.49%
                                                        ===========     ===========
Cumulative interest-rate sensitivity gap
  as a percentage of total interest-
  earning assets at June 30, 1999 ..................           1.18%           4.68%
                                                        ===========     ===========
Cumulative interest-earning assets as a
  percentage of cumulative deposits,
  borrowings and Trust Preferred securities
  at June 30, 1999 .................................         101.51%         104.91%
                                                        ===========     ===========

At June 30, 1999, the Company's total deposits, borrowings and Trust Preferred securities maturing or repricing within one year exceeded its total interest-earning assets maturing or repricing within one year by $212.1 million, representing a one year negative gap of 13.61% of total assets, compared to a one year negative gap of 7.28% of total assets at June 30, 1998. See "- Asset/Liability Strategy." The Company's negative gap position widened from June 30, 1998 as a result of a recent rise in market rates and a steeper Treasury yield curve than was present at the end of fiscal 1998. Throughout most of fiscal 1999, a historically flat yield curve and low market rates supported strong residential lending activity that was primarily focused on long-term, fixed rate products. High levels of prepayments accompanied the low market rates and asset cashflows remained robust. To mitigate the negative impact such lending activity had on interest rate risk, the Company periodically sold newly originated, low-coupon fixed rate loans into the secondary market. Proceeds from such sales were partially reinvested in callable government agency securities with final maturities of 15 years or less, but initially callable within one year and periodically thereafter, and partially to reduce borrowings. Growth in short-term certificates of deposit outpaced activity in intermediate-term products as depositors were generally unwilling to invest in longer-term products in the flat interest rate environment. At June 30, 1999, market rates were higher and the Treasury yield curve was steeper than was seen previously in fiscal 1999. As a result, prepayment expectations have declined and asset cash flows have lengthened. In addition, the majority of the Company's callable agency security portfolio, previously assumed to be called within one year, has been extended to its average life.

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

Net Portfolio Value. The Company's interest rate sensitivity is also regularly monitored by management through selected interest rate risk ("IRR") measures, including an IRR "Exposure Measure" or "Post-Shock" NPV ratio and a "Sensitivity Measure." A low Post-Shock NPV ratio indicates greater exposure to IRR. Greater exposure can result from a low initial NPV ratio or high sensitivity to changes in interest rates. The Sensitivity Measure is the change in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. At least quarterly, and generally monthly, management models the change in net portfolio value ("NPV") over a variety of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. A NPV ratio, in any interest rate scenario, is defined as the NPV in that rate scenario divided by the market value of assets in the same scenario.

As of June 30, 1999, the Bank's internally generated initial NPV ratio was 9.81%. Following a 2% increase in interest rates, the Bank's Post-Shock NPV ratio was 7.30%. The change in the NPV ratio, or the Bank's Sensitivity Measure was 2.51%. Though NPV is "measured" on an unconsolidated basis for regulatory purposes, it is managed on a consolidated basis. As of June 30, 1999, the Company's initial NPV ratio was 10.22%, the Post-Shock ratio was 7.65%, and the Sensitivity Measure was 2.57%. Variances between the Bank's and the Company's NPV ratios are attributable to balance sheet items which are adjusted during consolidation, such as investments, intercompany borrowings and capital.

Internally generated NPV measurements are based on simulations which utilize institution specific assumptions and, as such, generally result in lower levels of presumed interest rate risk (i.e., higher Post-Shock NPV ratio and lower Sensitivity Measure) than OTS measurements indicate.

The OTS measures the Bank's (unconsolidated) IRR on a quarterly basis using data from the quarterly Thrift Financial Reports, coupled with non-institution specific assumptions which are based on national averages. As of June 30, 1999, the Bank's initial NPV ratio, as measured by the OTS, was 8.01%, the Bank's Post-Shock ratio was 4.96% and the Sensitivity Measure was 3.05%. At June 30, 1998, the Bank's initial NPV ratio, as measured by the OTS, was 8.03%, the Post-Shock ratio was 6.02% and the Sensitivity Measure was 2.01%.

In addition to monitoring NPV and gap, management also monitors the duration of assets and liabilities and the effects on net interest income resulting from parallel and non-parallel increases or decreases in rates.

At June 30, 1999, based on its internally generated simulation models, the Company's consolidated net interest income projected for one year forward would decrease 8.8% from the base case, or current market, as a result of an immediate and sustained 2% increase in interest rates.

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

3. The Company has periodically and, during fiscal 1999 more routinely, sold a portion of its one- to four-family whole mortgage loan portfolio in an effort to shorten the average life and duration, as well as to mitigate prepayment risk and reduce borrowings. $150 million of such loans were sold in fiscal 1999. The level of such activity will continue to be evaluated with primary consideration given to interest rate risk and long-term profitability objectives. In periods of a higher interest rate and steeper yield curve environment, loan sale activity is expected to be reduced.

4. The Company has purchased government agency guaranteed investments with final maturities within 15 years which are initially callable within one year and periodically thereafter. Such investments are expected to be called prior to their final maturities. The Company may continue to purchase such investments, as well as government agency guaranteed mortgage-backed securities when yield and duration analysis point to such purchases as favarable vehicles in managing interest rate risk.

5. The Company has emphasized the lengthening of maturities of its liabilities through its pricing of longer-term certificates of deposit and by utilizing intermediate- and longer-term borrowings and interest rate swaps, subject to market conditions.

6.The Company has also emphasized growth in core deposit accounts as such funds are lower cost alternatives, are relatively stable and, thus, have a longer duration and assist in strengthening customer relationships.

During fiscal 1999, each of the strategies noted above was employed to reduce the Company's sensitivity to changes in interest rates. Periodic one- to four-family loan sales coupled with lower market rates, increased prepayments and a flat Treasury yield curve resulted in a 5.8% decline in one- to four-family first mortgage loans between June 30, 1998 and June 30, 1999. Despite the sale of $137.7 million of fixed rate one- to four-family first mortgage loans, such balances increased $30.2 million in fiscal 1999. Adjustable rate one- to four-family first mortgage loan balances declined $86.6 million in fiscal 1999, despite the origination and purchase of $53.6 million of adjustable rate loans. Commercial and multi-family real estate loans increased $8.8 million from June 30, 1998; fixed rate loans declined 30.3%, while adjustable rate loans increased 29.3%. Consumer loan balances increased $18.5 million or 34.1% in fiscal 1999. Approximately 50% of the growth in consumer loans occurred in prime-based home equity lines of credit, while the remainder occurred in products of significantly shorter duration than one- to four-family residential mortgages.

Additionally, medium and long-term funds increased $52 million from June 30, 1998, while short-term funds decreased $46.3 million. This shift was supported through the use of interest rate swaps, designed to synthetically lengthen the maturities of short-term deposits, as well as growth in demand deposit accounts, FHLB of New York advances and other borrowings.

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

Additionally, the Company emphasizes and promotes its savings, money market and demand deposit accounts, and certificates of deposit with varying maturities through five years, principally within its primary market areas. The balances of savings, money market and demand deposit accounts, which represented approximately 26.0% of total deposits at June 30, 1999, tend to be less susceptible to rapid changes in interest rates than certificates of deposit balances.

Management will continue to monitor and employ such strategies, as necessary, in conjunction with its overall strategic objectives.

Analysis of Net Interest Income. The following table sets forth certain information relating to the Company's consolidated statements of financial condition and the consolidated statements of income for the years ended June 30, 1999, 1998 and 1997 and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived from average daily balances. The average balance of loans receivable includes non-accruing loans. The yields and costs include fees which are considered adjustments to yields.









                                                                                      Year ended June 30,
                                                      ------------------------------------------------------------------------------
                                                                          1999                                   1998
                                                      --------------------------------------  --------------------------------------
                                                         Average       Interest                 Average        Interest
                                                      Outstanding      Earned/         Yield/ Outstanding       Earned/       Yield/
                                                         Balance         Paid          Rate     Balance          Paid          Rate
                                                       ----------     ----------       ----   ----------      ----------       ----
                                                                                   (Dollars in thousands)
Interest-earning assets:
    One- to four-family mortgage loans .............   $  970,924     $   67,785       6.98%  $  889,169      $   64,852       7.29%
    Commercial and multi-family real
       estate loans ................................       68,528          5,922       8.64       58,196           5,235       9.00
    Consumer loans .................................       63,627          4,581       7.20       45,794           3,735       8.16
                                                       ----------     ----------              ----------      ----------

        Total loans receivable .....................    1,103,079         78,288       7.10      993,159          73,822       7.43

    Federal funds sold .............................        1,379             68       4.93          346              18       5.20
    Investment securities and other ................      234,576         16,318       6.96      134,239           9,814       7.31
    Mortgage-backed securities .....................      161,702         10,883       6.73      248,812          17,151       6.89
                                                       ----------     ----------              ----------      ----------
        Total interest-earning assets ..............    1,500,736     $  105,557       7.03    1,376,556      $  100,805       7.32
                                                                      ==========                              ==========
 Non-interest earning assets .......................       57,450                                 54,614
                                                       ----------                             ----------
        Total assets ...............................   $1,558,186                             $1,431,170
                                                       ==========                             ==========

                                                                                      Year ended June 30,
                                                      ------------------------------------------------------------------------------
                                                                          1999                                   1998
                                                      --------------------------------------  --------------------------------------
                                                         Average       Interest                 Average        Interest
                                                      Outstanding      Earned/         Yield/ Outstanding       Earned/       Yield/
                                                         Balance         Paid          Rate     Balance          Paid          Rate
                                                       ----------     ----------       ----   ----------      ----------       ----
                                                                                   (Dollars in thousands)
Deposits, borrowings and Trust Preferred securities:
    Money market and demand deposits................   $  102,425     $    1,188       1.16%  $   84,958      $    1,049       1.23%
    Savings deposits ...............................      163,636          2,879       1.76      166,243           3,638       2.19
    Certificates of deposit ........................      792,507         44,581       5.63      742,341          43,513       5.86
                                                       ----------     ----------              ----------      ----------
        Total deposits .............................    1,058,568         48,648       4.60      993,542          48,200       4.85

    FHLB of New York advances ......................      266,906         16,052       6.01      218,568          13,403       6.13
    Other borrowings ...............................       73,514          4,086       5.56       73,599           4,266       5.80
                                                       ----------     ----------              ----------      ----------
        Total deposits and borrowings ..............    1,398,988         68,786       4.92    1,285,709          65,869       5.12
    Trust Preferred securities .....................       32,712          3,132       9.57       22,748           2,174       9.56
                                                       ----------     ----------              ----------      ----------
        Total deposits, borrowings
          and Trust Preferred securities ...........    1,431,700     $   71,918       5.02    1,308,457      $   68,043       5.20
                                                                      ==========                              ==========
    Other liabilities ..............................       22,619                                 20,576
                                                       ----------                             ----------

        Total liabilities ..........................    1,454,319                              1,329,033

    Stockholders' equity ...........................      103,867                                102,137
                                                       ----------                             ----------
        Total liabilities and
           stockholders' equity ....................   $1,558,186                             $1,431,170
                                                       ==========                             ==========

    Net interest income and net interest
        rate spread ................................                  $   33,639       2.01%                  $   32,762       2.12%
                                                                      ==========       ====                   ==========       ====
    Net interest-earning assets and
        interest margin ............................   $   69,036                      2.24%  $   68,099                       2.38%
                                                       ==========                      ====   ==========                       ====
    Ratio of interest-earning assets to
        deposits, borrowings and
        Trust Preferred securities .................                                 104.82%                                 105.20%
                                                                                     ======                                  ======







                                                                   Year ended June 30,
                                                       ----------------------------------------
                                                                            1997
                                                       ----------------------------------------
                                                          Average       Interest
                                                       Outstanding      Earned/          Yield/
                                                          Balance        Paid             Rate
                                                       -----------    -----------       -------
Interest-earning assets:
    One- to four-family mortgage loans .............   $   713,260     $   53,554         7.51%
    Commercial and multi-family real
       estate loans ................................        54,396          4,912         9.03
    Consumer loans .................................        35,977          3,302         9.18
                                                       -----------     ----------

        Total loans receivable .....................       803,633         61,768         7.69

    Federal funds sold .............................          --             --            --
    Investment securities and other ................        22,611          1,603         7.09
    Mortgage-backed securities .....................       317,394         22,030         6.94
                                                       -----------     ----------

        Total interest-earning assets ..............     1,143,638     $   85,401         7.47
                                                                       ==========

 Non-interest earning assets .......................        53,664
                                                       -----------

        Total assets ...............................   $ 1,197,302
                                                       ===========



                                                                   Year ended June 30,
                                                       ----------------------------------------
                                                                            1997
                                                       ----------------------------------------
                                                          Average       Interest
                                                       Outstanding      Earned/          Yield/
                                                          Balance        Paid             Rate
                                                       -----------    -----------       -------
Deposits, borrowings and Trust Preferred securities:
    Money market and demand deposits................   $    80,099    $       977         1.22%
    Savings deposits ...............................       174,114          3,876         2.23
    Certificates of deposit ........................       615,870         35,319         5.73
                                                       -----------    -----------

        Total deposits .............................       870,083         40,172         4.62

    FHLB of New York advances ......................       147,945          9,078         6.14
    Other borrowings ...............................        68,084          3,823         5.62
                                                       -----------    -----------

        Total deposits and borrowings ..............     1,086,112         53,073         4.89
    Trust Preferred securities .....................          --             --            --
                                                       -----------    -----------

        Total deposits, borrowings
          and Trust Preferred securities ...........     1,086,112     $   53,073         4.89
                                                                       ==========
     Other liabilities ..............................       18,337
                                                       -----------

        Total liabilities ..........................     1,104,449

    Stockholders' equity ...........................        92,853
                                                       -----------
        Total liabilities and
           stockholders' equity ....................   $ 1,197,302
                                                       ===========

    Net interest income and net interest
        rate spread ................................                   $   32,328          2.58%
                                                                       ==========          ====
     Net interest-earning assets and
        interest margin ............................   $    57,526                         2.83%
                                                       ===========                         ====
     Ratio of interest-earning assets to
        deposits, borrowings and
        Trust Preferred securities .................                                     105.30%
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

                                                                         Year ended June 30,
                                                        ---------------------------------------------------
                                                                            1999 vs. 1998
                                                        ---------------------------------------------------
                                                                    Increase (Decrease)
                                                                        Due to
                                                         -------------------------------------      Total
                                                                                       Rate/      Increase
                                                          Volume         Rate         Volume     (Decrease)
                                                         --------      --------      --------      --------
                                                                            (In thousands)
Interest-earning assets:
   One- to four-family
      mortgage loans ...............................     $  5,963      $ (2,775)     $   (255)     $  2,933
   Commercial and multi-family
      real estate loans ............................          929          (206)          (36)          687
   Consumer loans ..................................        1,455          (438)         (171)          846
                                                         --------      --------      --------      --------
      Total loans receivable .......................        8,347        (3,419)         (462)        4,466
   Federal funds sold ..............................           54            (1)           (3)           50
   Investment securities and other .................        7,336          (476)         (356)        6,504
   Mortgage-backed securities ......................       (6,005)         (405)          142        (6,268)
                                                         --------      --------      --------      --------
       Total interest-earning assets ................    $  9,732      $ (4,301)     $   (679)     $  4,752
                                                         ========      ========      ========      ========


Deposits, borrowings and Trust Preferred securities:
   Money market and demand deposits.................     $    216      $    (64)     $    (13)     $    139
   Savings deposits ................................          (57)         (713)           11          (759)
   Certificates of deposit .........................        2,941        (1,754)         (119)        1,068
                                                         --------      --------      --------      --------
      Total deposits ...............................        3,100        (2,531)         (121)          448
   FHLB of New York advances .......................        2,964          (258)          (57)        2,649
   Other borrowings ................................           (5)         (175)         --            (180)
                                                         --------      --------      --------      --------
      Total deposits and borrowings ................        6,059        (2,964)         (178)        2,917
   Trust Preferred securities ......................          952             4             2           958
                                                         --------      --------      --------      --------
      Total deposits, borrowings
        and Trust Preferred securities .............     $  7,011      $ (2,960)     $   (176)       $3,875
                                                         ========      ========      ========        ======

   Net change in net interest income ...............     $  2,721      $ (1,341)     $   (503)       $  877
                                                         ========      ========      ========        ======

                                                                         1998 vs. 1997
                                                           ------------------------------------
                                                                     Increase (Decrease)
                                                                           Due to
                                                           ------------------------------------        Total
                                                                                        Rate/        Increase
                                                            Volume         Rate         Volume      (Decrease)
                                                           --------      --------      --------      --------
Interest-earning assets:
   One- to four-family
      mortgage loans ...............................       $ 13,208      $ (1,532)     $   (378)     $ 11,298
   Commercial and multi-family
      real estate loans ............................            343           (19)           (1)          323
   Consumer loans ..................................            901          (368)         (100)          433
                                                           --------      --------      --------      --------
      Total loans receivable .......................         14,452        (1,919)         (479)       12,054
   Federal funds sold ..............................           --            --              18            18
   Investment securities and other .................          7,914            50           247         8,211
   Mortgage-backed securities ......................         (4,760)         (152)           33        (4,879)
                                                           --------      --------      --------      --------
       Total interest-earning assets ................      $ 17,606      $ (2,021)     $   (181)     $ 15,404
                                                           ========      ========      ========     ========

Deposits, borrowings and Trust Preferred securities:
   Money market and demand deposits ................       $     59      $     12      $      1      $     72
   Savings deposits ................................           (175)          (66)            3          (238)
   Certificates of deposit .........................          7,253           781           160         8,194
                                                           --------      --------      --------      --------
      Total deposits ...............................          7,137           727           164         8,028
   FHLB of New York advances .......................          4,334            (6)           (3)        4,325
   Other borrowings ................................            310           123            10           443
                                                           --------      --------      --------      --------
      Total deposits and borrowings ................         11,781           844           171        12,796
   Trust Preferred securities ......................           --            --           2,174         2,174
                                                           --------      --------      --------      --------
      Total deposits, borrowings
        and Trust Preferred securities .............       $ 11,781      $    844      $  2,345      $ 14,970
                                                           ========      ========      ========      ========
   Net change in net interest income ...............       $  5,825      $ (2,865)     $ (2,526)     $    434
                                                           ========      ========      ========      ========

Financial Condition

Comparison of Financial Condition at June 30, 1999 and June 30, 1998

Total assets at June 30, 1999 of $1.6 billion were relatively unchanged from June 30, 1998. Loan originations and purchases were more than offset by principal repayments and sales of one- to four-family first mortgage loans. The Company actively employed a loan sale strategy during fiscal 1999 to mitigate the effects of low interest rates and a flat yield curve. A $115.0 million increase in investment securities was partially offset by a $76.5 million decrease in mortgage-backed securities.

Deposits increased $35.5 million to $1.064 billion at June 30, 1999 from $1.028 billion at June 30, 1998. The Company's focus on lower costing deposits resulted in a $16.6 million, or 6.5%, increase in core deposits (i.e. demand, money market and savings). The remaining increase in deposits was modest and reflected the Company's reduced funding needs due to the fiscal 1999 loan sale strategy. FHLB of New York advances and other borrowings totaled $333.2 million at June 30, 1999, a $28.8 million decrease from $362.0 million at June 30,1998.

Non-performing assets at June 30, 1999 totaled $4.6 million, representing 0.30% of total assets, compared to $5.4 million, or 0.35% of total assets, at June 30, 1998. Non-accruing loans were $3.7 million with a ratio of non-performing loans to total loans of 0.34% at June 30, 1999 and June 30, 1998. Real estate owned decreased to $936,000 at June 30, 1999 from $1.6 million at June 30, 1998.

Stockholders' equity at June 30, 1999 totaled $107.5 million compared to $103.7 million at June 30, 1998. The increase primarily reflects the net income recorded for the year ended June 30, 1999, partially offset by the repurchase of 618,000 shares of the Company's outstanding stock at an average market price of $14.12 per share and the declaration of dividends.


Results of Operations

Comparison of Operating Results for the Years Ended June 30, 1999 and June 30, 1998

General. For the year ended June 30, 1999, net income was $11.5 million, or $1.29 per diluted share, compared to net income of $11.2 million, or $1.16 per diluted share, for the year ended June 30, 1998.

Interest and Dividend Income. Interest and dividend income for the year ended June 30, 1999 increased to $105.6 million from $100.8 million for the year ended June 30, 1998. The increase in the year ended June 30, 1999 was due to an increase in average interest-earning assets, partially offset by a decrease in the average yield earned on interest-earning assets. Average interest-earning assets were $1.5 billion for the year ended June 30, 1999 compared to $1.4 billion for the prior fiscal year. The average yield on interest-earning assets decreased to 7.03% for the year ended June 30, 1999 from 7.32% for the year ended June 30, 1998.

Interest income on residential one- to four-family mortgage loans for the year ended June 30, 1999 increased $2.9 million when compared to the prior fiscal year. The increase in interest income on residential one- to four-family mortgage loans was due to an increase of $81.8 million in the average balance outstanding for the year ended June 30, 1999 over the prior fiscal year. The increase in the average balance on residential one- to four-family mortgage loans was partially offset by a decrease of 31 basis points in the average yield earned on this loan portfolio to 6.98% for the year ended June 30, 1999 from 7.29% for the prior fiscal year.

Interest income on investment securities increased $6.5 million for the year ended June 30, 1999 from the prior fiscal year. The increase was primarily due to a $100.3 million increase in the average balance outstanding for fiscal 1999 compared to fiscal 1998. The increase in the average balance on investment securities was partially offset by a 35 basis point decrease in the average yield earned on these securities for the year ended June 30, 1999 when compared to the prior year.

Interest income on the mortgage-backed securities portfolio for the year ended June 30, 1999 decreased $6.3 million when compared to the prior year. The decrease in interest income on mortgage-backed securities primarily reflects an $87.1 million decrease in the average balance outstanding for fiscal 1999 compared to the prior year.

Interest Expense. Interest expense increased $3.9 million for the year ended June 30, 1999 from $68.0 million for fiscal 1998. The increase was attributable to an increase in total average deposits, borrowings and Trust Preferred securities, partially offset by a decrease in the Company's cost of funds. Average deposits, borrowings and Trust Preferred securities increased $123.2 million for the year ended June 30, 1999 compared to the 1998 period. The average rate paid on deposits, borrowings and Trust Preferred securities decreased to 5.02% for the year ended June 30, 1999 from 5.20% for the prior fiscal year. The average balance and interest expense for the year ended June 30, 1998 only included the Trust Preferred securities since their issuance date in October 1997. Trust Preferred securities had an average balance of $32.7 million for the year ended June 30, 1999 compared to $22.7 million for the prior year.

Net Interest and Dividend Income. Net interest and dividend income for the year ended June 30, 1999 was $33.6 million, reflecting an increase from $32.8 million recorded in the prior fiscal year. The increase reflects the Company's growth in average assets, primarily in investment securities and loans receivable. The increase in net interest and dividend income was partially offset by a decline in the net interest rate spread. The net interest rate spread and net interest margin for the year ended June 30, 1999 were 2.01% and 2.24%, respectively, a decline from 2.12% and 2.38%, respectively, for the year ended June 30, 1998. For the year ended June 30, 1999, the declines in the net interest rate spread and net interest margin were partially due to the issuance of the Trust Preferred securities. The declines in the net interest rate spread and net interest margin were also attributable to the relatively flat yield curve environment experienced during fiscal 1999 in which higher yielding assets pre-paid at accelerated rates and were replaced by lower yielding assets. Since the Company's liabilities generally reprice more quickly than its assets, interest margins will likely decrease if interest rates rise.

Provision for Loan Losses. The provision for loan losses for the year ended June 30, 1999 was $780,000 compared to $600,000 for the prior fiscal year. The allowance for loan losses at June 30, 1999 of $3.2 million reflects a $433,000 increase from the June 30, 1998 level. The allowance for loan losses as a percentage of non-performing loans was 87.44% at June 30, 1999, compared to 74.18% at June 30, 1998. The increase is principally attributable to a decline in the Company's non-performing loans. The allowance for loan losses as a percentage of total loans at June 30, 1999 was 0.30%.

Non-Interest Income. For the year ended June 30, 1999, non-interest income was $3.5 million compared to $2.7 million for the prior fiscal year. Service charge income increased to $2.1 million for the year ended June 30, 1999 versus $2.0 million for the comparable prior year. The net gain from real estate operations was $31,000 for the year ended June 30, 1999. This compares to a net loss of
$156,000  for the  year  ended  June 30,  1998.  A net gain on sales of loans of
$860,000 was recorded for the year ended June 30,1999. Low-coupon, longer duration one- to four-family residential mortgage loans totaling $150.5 million were sold in the secondary market during the year ended June 30, 1999. Gains of approximately $494,000 on sales of $70 million of one- to four-family mortgage loans were reflected in the year ended June 30, 1998. The prior year loan sales were undertaken to manage prepayment risk as part of the Company's asset/liability management strategy. Recurring loan sales in the current fiscal year were undertaken to mitigate the effects of low interest rates and a flat yield curve. Future gains are expected to fluctuate depending on the level of loan sale activity. A $221,000 improvement in other non-interest income reflected increases due to earnings from the Investment Services at Penn Federal Savings Bank program. Through this program, customers have convenient access to financial consulting/advisory services and related non-deposit investment products at local branch offices.

Non-Interest Expenses. The Company's non-interest expenses were $18.6 million for the year ended June 30, 1999 compared to $17.4 million for the prior year. Non-interest expenses have increased to support the Company's increased lending volumes and the new Bayville, Toms River and Livingston branches which opened in October 1997, February 1999 and June 1999, respectively. Nevertheless, the Company's non-interest expenses as a percent of average assets declined slightly to 1.20% for the year ended June 30, 1999 compared to 1.22% for the prior year.

Income Tax Expense. Income tax expense for the year ended June 30, 1999 was $6.3 million compared to $6.2 million for the prior fiscal year. The effective tax rate was 35.5% for the year ended June 30, 1999 compared to 35.8% for the year ended June 30, 1998.

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

Interest and Dividend Income. Interest and dividend income for the year ended June 30, 1998 increased to $100.8 million from $85.4 million for the year ended June 30, 1997. The increase in fiscal 1998 was due to an increase in average interest-earning assets, primarily residential loans, partially offset by a decrease in the average yield earned on interest-earning assets. Average interest-earning assets were $1.377 billion for the year ended June 30, 1998 compared to $1.144 billion for the prior year. The average yield earned on interest-earning assets decreased to 7.32% for the year ended June 30, 1998 from 7.47% for the year ended June 30, 1997.

Interest income on residential one- to four-family mortgage loans for the year ended June 30, 1998 increased $11.3 million, or 21.1%, when compared to the prior year. The increase in interest income on residential one- to four-family mortgage loans was due to a $175.9 million increase in the average balance outstanding to $889.2 million for the year ended June 30, 1998 compared to $713.3 million for the prior year. The increase in the average balance on residential one- to four-family mortgage loans was partially offset by a decrease of 0.22% in the average yield earned on this loan portfolio to 7.29% for the year ended June 30, 1998 from 7.51% for the prior year.

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

Net Interest and Dividend Income. Net interest and dividend income for the year ended June 30, 1998 was $32.8 million, reflecting a slight increase from $32.3 million recorded in the prior year. The increase reflects the Company's growth in assets, primarily in investment securities and residential one- to four-family mortgage loans. The increase in net interest and dividend income was partially offset by a decline in the net interest rate spread as well as timing differences between the receipt of the proceeds from the Trust Preferred securities offering and full implementation of the Company's investment strategy. The net interest rate spread and net interest margin for the year ended June 30, 1998 were 2.12% and 2.38%, respectively, a decline from 2.58% and 2.83%, respectively, during the prior year. For the year ended June 30, 1998, the declines in net interest rate spread and net interest margin were partially due to the addition of the Trust Preferred securities. The declines in the net interest rate spread and net interest margin were also attributable to the flat yield curve environment experienced in which higher yielding loans pre-paid at accelerated rates and were replaced by lower yielding loans.

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

Non-Interest Income. For the year ended June 30, 1998, non-interest income was $2.7 million compared to $1.8 million for the prior year. Gains of approximately $494,000 on sales of $70 million of one- to four-family mortgage loans, primarily 30 year fixed rate loans, were reflected in the year ended June 30, 1998. These loan sales were undertaken to manage prepayment risk as part of the Company's asset/liability management strategy. In addition to these gains, growth in non-interest income was primarily attained through the introduction of charging non-customers for ATM transactions, fees recorded for the origination of loans provided to other investors and an increase in service charges related to checking accounts. Furthermore, for the year ended June 30, 1998, the increase was partially attributable to a decrease in the net loss from real estate operations. The net loss from real estate operations was $156,000 for the year ended June 30, 1998 compared to a net loss from real estate operations of $181,000 for the prior year.

Non-Interest Expenses. Non-interest expenses were $17.4 million for the year ended June 30, 1998 compared to $22.4 million for the prior year. The year ended June 30, 1997 included $4.8 million for the one-time SAIF recapitalization assessment. Excluding the effects of the SAIF assessment, non-interest expenses for the year ended June 30, 1998 were slightly lower than fiscal 1997. Due to expense control measures, the Company's non-interest expenses as a percent of average assets declined to 1.22% for the year ended June 30, 1998 from 1.47% for the prior year, excluding the SAIF assessment.

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

Year 2000

The concern comprising the Year 2000 issue has its basis in the fact that many existing computer programs have traditionally used only two digits in many date fields to identify the year. The century representation has been largely assumed. As a century change rapidly approaches, any misinterpretation of the proper meaning could cause logic and other software errors in various applications. Year 2000 readiness means being able to clearly discern and traverse the century boundary in all applications.

It is not, however, just a computer issue. Building, communications and environmental systems are also involved. The issue is further compounded by the degree to which other entities, such as bank customers and suppliers, are successful in addressing this same issue. The Year 2000 issue affects virtually all organizations globally. Penn Federal has been taking, as have most banking institutions, a proactive stance on this issue for several years.

A formal Year 2000 Project Plan (the "Year 2000 Plan") was prepared and approved by the Company's Board of Directors. The Year 2000 Plan identified different phases: awareness, assessment, renovation, testing and contingency planning. The Board of Directors continues to be updated on a monthly basis as to the status of all phases, with an independent verification of progress completed on a quarterly basis. The OTS is also reviewing all of its regulated institutions for Year 2000 preparedness.

A task force, with representatives from all divisions within the Bank, was assembled to implement the Year 2000 Plan, under the direction of an executive vice president and a senior vice president. The task force engaged in a wide range of associated tasks. These included informing bank personnel about the complexity of the issue, assessing its impact upon Penn Federal systems and applications and arranging for the remediation of affected items. As the Bank primarily runs software purchased from a few key vendors, the task force met and worked closely with those vendors and suppliers to ensure a smooth transition into the next millennium.

By following a carefully prescribed Year 2000 Plan, as of June 30, 1999 all mission-critical systems, including interfaces to the main systems, have been completely renovated and tested. Significant progress is being made to inform customers of the Company's Year 2000 preparedness. The Company intends to continue to test systems and plans throughout the remainder of 1999, as well as sponsor regional seminars for customers.

Due to variables outside the direct control of the Company, contingency planning is an ongoing process. Members of the task force have responsibility for identifying a contingency plan for the different areas of software tested. This type of contingency planning is critical because, regardless of the validation of systems, the potential still exists that the systems will not operate as expected. If software for certain critical systems does not operate and the current vendor is unable to supply Year 2000 compliant software upgrades, the use of an alternative vendor could be required to be pursued, at additional cost to the Company.

Contingency planning also includes other factors, such as potential disruptions in vital utility services, which could negatively impact the Company's ability to service its customers. The Company has developed, and the Board of Directors has reviewed and approved, a business resumption contingency plan. This plan focuses on and attempts to anticipate potential problems that may arise, and provides alternative contingency planning strategies to mitigate risk. The business resumption contingency plan identifies actions that could help reduce the likelihood or lessen the impact of a Year 2000 problem, as well as identifies the appropriate response actions to be taken in the event that a problem does occur.

The Company is continuing to review and assess the Year 2000 status of its larger borrowers. All commercial and multi-family loans have been evaluated for Year 2000 exposure through an independent review process. As part of the current credit approval process, all new and renewed commercial and multi-family loans are evaluated for Year 2000 risk. The Company has requested that each of its larger borrowers provide information regarding the nature of steps being taken by the borrowers to address their own Year 2000 issues.

The cost for the Year 2000 effort incurred in fiscal 1999 was $45,000. Additional future costs are not expected to have a material effect on the results of operations and are estimated to be $25,000. No additional expenditures are currently anticipated for hardware or software upgrades. The estimated remaining costs are expected to cover any ongoing testing and contingency planning. The actual and estimated expenditures do not include manpower costs of Company personnel associated with the task force, who retain their individual operational responsibilities in addition to Year 2000 duties. The costs are based upon management's analysis of the information currently available to it. No assurance can be given that issues relating to the Year 2000 will not have a material adverse effect on the Company's financial condition or results of operations.

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

Federal regulations require the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows. The current required percentage is 4% of net withdrawable deposits payable on demand or in one year or less and borrowings payable on demand or in one year or less, both as of the end of the preceding calendar quarter. Liquid assets for purposes of this ratio include cash, accrued interest receivable, certain time deposits, U.S. Treasury and government agencies and other securities and obligations generally having remaining maturities of less than five years. All mortgage-backed securities are includable in liquid assets, as well. The Company's most liquid assets are cash and cash equivalents, short-term investments and mortgage-backed securities. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At June 30, 1999 and 1998, the Bank's liquidity ratios were 21.30% and 24.50%, respectively.

In the event that the Company should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of FHLB of New York advances and reverse repurchase agreements. In addition, the Company may access funds, if necessary, through the use of $57.0 million of overnight repricing lines of credit and a $50.0 million one-month overnight repricing line of credit from the FHLB of New York. The Company uses its liquid resources principally to fund maturing certificates of deposit and deposit withdrawals, to purchase loans and securities, to fund existing and future commitments, and to meet operating expenses. At June 30, 1999, the Company had outstanding commitments to extend credit which amounted to $70.6 million (including $46.4 million in available lines of credit) and commitments to purchase loans of $25.1 million. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

During fiscal 1999, the Company's cash needs were provided by operating activities, primarily from proceeds from the sales of loans. During fiscal 1999, the cash provided was principally used for investing activities, which included the purchase of investment securities and the origination and purchase of loans. In addition to cash provided by operating activities, the Company's fiscal 1998 and 1997 cash needs were provided by increased deposits, an increase in advances from the FHLB of New York and other borrowings and principal repayments of mortgage-backed securities. Furthermore, during fiscal 1998, proceeds from the Trust Preferred securities offering, maturities of investment securities and sales of loans contributed to meeting the Company's cash needs. During fiscal 1998 and 1997, the cash provided was used for investing activities, which included the origination and purchase of loans and the purchase of investment securities.

Current regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percentage of risk- adjusted assets; a leverage ratio of core capital to total adjusted assets; and a tangible capital ratio expressed as a percentage of total adjusted assets. As of June 30, 1999, the Bank exceeded all regulatory capital requirements and qualified as a "well-capitalized" institution. See "Regulation" and Note P --Stockholders' Equity and Regulatory Capital, in the Notes to Consolidated Financial Statements.

The Company initiated a quarterly cash dividend on its common stock of $0.035 per share in the second quarter of fiscal 1997. The quarterly cash dividend was increased to $0.04 per share in the second quarter of fiscal 1999. Total dividends paid for the years ended June 30, 1999, 1998 and 1997 were $0.155 per share, $0.14 per share and $0.105 per share, respectively. The declaration and payment of dividends are subject to, among other things, PennFed's financial condition and results of operations, regulatory capital requirements, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors.

Item 8.  Financial Statements and Supplementary Data

Independent Auditors' Report

Board of Directors and Stockholders
PennFed Financial Services, Inc. and Subsidiaries
West Orange, New Jersey

We have audited the accompanying consolidated statements of financial condition of PennFed Financial Services, Inc. and Subsidiaries (the "Company") as of June 30, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PennFed Financial Services, Inc. and Subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles.






/s/Deloitte & Touche LLP
------------------------
Deloitte & Touche LLP

Parsippany, New Jersey

July 28, 1999


                               PENNFED FINANCIAL SERVICES INC, AND SUBSIDIARIES
                                Consolidated Statements of Financial Condition

                                                                                             June 30,
                                                                                 ----------------------------
                                                                                     1999             1998
                                                                                 -----------      -----------
                                                                                      (Dollars in thousands)

Assets
Cash and cash equivalents ..................................................     $     9,900      $    10,960
Investment securities held to maturity, at amortized cost, market value
     of $281,880 and $178,743 at June 30, 1999 and 1998 ....................         293,282          178,310
Mortgage-backed securities held to maturity, at amortized cost, market value
     of $128,617 and $208,128 at June 30, 1999 and 1998 ....................         127,983          204,452
Loans held for sale ........................................................           5,180              565
Loans receivable, net of allowance for loan losses of $3,209 and $2,776
     at June 30, 1999 and 1998 .............................................       1,061,431        1,095,287
Premises and equipment, net ................................................          19,240           18,092
Real estate owned, net .....................................................             936            1,643
Federal Home Loan Bank of New York stock, at cost ..........................          16,623           15,065
Accrued interest receivable, net ...........................................           9,680            8,723
Goodwill and other intangible assets .......................................          11,118           13,481
Other assets ...............................................................           3,390            5,360
                                                                                 -----------      -----------
                                                                                 $ 1,558,763      $ 1,551,938
                                                                                 ===========      ===========
Liabilities and Stockholders' Equity
Liabilities:
     Deposits ..............................................................     $ 1,063,600      $ 1,028,100
     Federal Home Loan Bank of New York advances ...........................         244,465          230,465
     Other borrowings ......................................................          88,738          131,500
     Mortgage escrow funds .................................................          10,102           10,534
     Due to banks ..........................................................           7,385           12,069
     Accounts payable and other liabilities ................................           4,230            2,886
                                                                                 -----------      -----------
     Total liabilities .....................................................       1,418,520        1,415,554
                                                                                 -----------      -----------

     Guaranteed Preferred Beneficial Interests in the
       Company's Junior Subordinated Debentures ............................          34,500           34,500
     Unamortized issuance expenses .........................................          (1,757)          (1,819)
                                                                                 -----------      -----------
     Net Trust Preferred securities ........................................          32,743           32,681
                                                                                 -----------      -----------

Commitments and Contingencies (Note O)


                               PENNFED FINANCIAL SERVICES INC, AND SUBSIDIARIES
                                Consolidated Statements of Financial Condition
                                                 (CONTINUED)


                                                                                             June 30,
                                                                                 ----------------------------
                                                                                     1999             1998
                                                                                 -----------      -----------
                                                                                      (Dollars in thousands)
Stockholders' Equity:
     Serial preferred stock, $.01 par value,
         7,000,000 shares authorized, no shares issued .....................            --               --
     Common stock, $.01 par value, 15,000,000 shares authorized,
         11,897,858 and 11,900,000  shares issued and 8,813,416 and
         9,385,988 shares  outstanding at June 30, 1999
         and 1998 (excluding shares held in treasury of
         3,084,442 and 2,514,012 at June 30, 1999 and 1998) ................              59               60
     Additional paid-in capital ............................................          59,488           58,278
     Restricted stock - Management Recognition Plan ........................            --               (531)
     Employee Stock Ownership Plan Trust debt ..............................          (2,804)          (3,253)
     Retained earnings, partially restricted ...............................          80,673           70,781
     Treasury stock, at cost, 3,084,442 and 2,514,012 shares at
         June 30, 1999 and 1998 ............................................         (29,916)         (21,632)
                                                                                 -----------      -----------
     Total stockholders' equity ............................................         107,500          103,703
                                                                                 -----------      -----------
                                                                                 $ 1,558,763      $ 1,551,938
                                                                                 ===========      ===========

See notes to consolidated financial statements.

                            PENNFED FINANCIAL SERVICES INC, AND SUBSIDIARIES
                                   Consolidated Statements of Income


                                                                     For the years ended June 30,
                                                          ---------------------------------------------
                                                               1999            1998             1997
                                                          -----------     -----------      ------------
                                                                         (Dollars in thousands)
Interest and Dividend Income:
  Interest and fees on loans ........................     $    78,288     $    73,822      $    61,768
  Interest on federal funds sold ....................              68              18             --
  Interest and dividends on investment securities ...          16,318           9,814            1,603
  Interest on mortgage-backed securities ............          10,883          17,151           22,030
                                                          -----------     -----------      -----------
                                                              105,557         100,805           85,401
                                                          -----------     -----------      -----------
Interest Expense:
  Deposits ..........................................          48,648          48,200           40,172
  Borrowed funds ....................................          20,138          17,669           12,901
  Trust Preferred securities ........................           3,132           2,174             --
                                                          -----------     -----------      -----------
                                                               71,918          68,043           53,073
                                                          -----------     -----------      -----------
Net Interest and Dividend Income Before
  Provision for Loan Losses .........................          33,639          32,762           32,328
Provision for Loan Losses ...........................             780             600              635
                                                          -----------     -----------      -----------
Net Interest and Dividend Income After
  Provision for Loan Losses .........................          32,859          32,162           31,693
                                                          -----------     -----------      -----------

Non-Interest Income:
  Service charges ...................................           2,113           1,974            1,666
  Net gain (loss) from real estate operations .......              31            (156)            (181)
  Net gain on sales of loans ........................             860             528             --
  Other .............................................             542             321              298
                                                          -----------     -----------      -----------
                                                                3,546           2,667            1,783
                                                          -----------     -----------      -----------

                            PENNFED FINANCIAL SERVICES INC, AND SUBSIDIARIES
                                   Consolidated Statements of Income
                                              (CONTINUED)


                                                                     For the years ended June 30,
                                                          ---------------------------------------------
                                                               1999            1998             1997
                                                          -----------     -----------      ------------
                                                                         (Dollars in thousands)
Non-Interest Expenses:
  Compensation and employee benefits ................           8,961           8,109            7,897
  Net occupancy expense .............................           1,333           1,275            1,129
  Equipment .........................................           1,642           1,542            1,580
  Advertising .......................................             359             380              326
  Amortization of intangibles .......................           2,363           2,437            2,512
  Federal deposit insurance premium .................             627             591            1,112
  SAIF recapitalization assessment ..................            --              --              4,813
  Other .............................................           3,359           3,055            3,016
                                                          -----------     -----------      -----------
                                                               18,644          17,389           22,385
                                                          -----------     -----------      -----------
Income Before Income Taxes ..........................          17,761          17,440           11,091
Income Tax Expense ..................................           6,304           6,242            4,205
                                                          -----------     -----------      -----------
Net Income ..........................................     $    11,457     $    11,198      $     6,886
                                                          ===========     ===========      ===========

Weighted average number of common shares outstanding:
  Basic .............................................       8,408,175       8,949,357        8,902,644
                                                          ===========     ===========      ===========
  Diluted ...........................................       8,878,491       9,689,655        9,439,856
                                                          ===========     ===========      ===========
Net income per common share:
  Basic .............................................     $      1.36     $      1.25      $      0.77
                                                          ===========     ===========      ===========
  Diluted ...........................................     $      1.29     $      1.16      $      0.73
                                                          ===========     ===========      ===========

See notes to consolidated financial statements.


                                          PENNFED FINANCIAL SERVICES INC, AND SUBSIDIARIES
                                                     Consolidated Statements of
                                                   Changes in Stockholders' Equity
                                          For the Years Ended June 30, 1999, 1998 and 1997


                                                                                  Restricted     Employee
                                                                                    Stock -        Stock
                                                 Serial             Additional    Management    Ownership
                                               Preferred Common       Paid-In     Recognition    Plan Trust    Retained    Treasury
                                                 Stock    Stock       Capital         Plan          Debt       Earnings      Stock
                                                ------  --------      --------      --------      --------    --------     --------
Balance at June 30, 1996 ..................     $--     $     60      $ 57,057     $ (1,316)     $ (4,061)     $ 55,172    $(16,348)
Allocation of ESOP stock ..................                                                           390
ESOP and MRP adjustment ...................                                345
Purchase of 32,500 shares of treasury stock                                                                                    (651)
Issuance of 1,804 shares of treasury stock
    for options exercised and Dividend
    Reinvestment Plan (DRP) ...............                                                                        (20)          27
Issuance of 29,155 shares of treasury
    stock for MRP .........................                                 39         (462)                                    423
Amortization of MRP stock .................                                             716
Cash dividends ............................                                                                       (987)
Net income for the year ended June 30, 1997                                                                      6,886
                                                ---     --------      --------     --------      --------      --------    --------

Balance at June 30, 1997 ..................      --           60        57,441       (1,062)       (3,671)       61,051     (16,549)
Allocation of ESOP stock ..................                                                           418
ESOP and MRP adjustment ...................                                837
Purchase of 325,000 shares
    of treasury stock .....................                                                                                  (5,581)
Issuance of 66,740 shares of treasury stock
    for options exercised and DRP .........                                                                        (166)        498
Amortization of MRP stock .................                                             531
Cash dividends ............................                                                                      (1,302)
Net income for the year ended June 30, 1998                                                                      11,198
                                                ---     --------      --------     --------      --------      --------    --------

Balance at June 30, 1998 ..................      --           60        58,278         (531)       (3,253)       70,781     (21,632)
Allocation of ESOP stock ..................                                                           449
ESOP and MRP adjustment ...................                              1,221
Purchase of 618,000 shares of
    treasury stock ........................                                                                                  (8,729)
Issuance of 47,570 shares of treasury stock
    for options exercised and DRP .........                                                                        (212)        445
Cancellation of 2,142 shares ..............                                 (1)         (11)
Amortization of MRP Stock .................                                             531
Cash dividends ............................                                                                      (1,353)
Net income for the year ended June 30, 1999                                                                      11,457
                                                ---     --------      --------     --------      --------      --------    --------

Balance at June 30, 1999 ..................     $--     $     59      $ 59,488     $   --        $ (2,804)     $ 80,673    $(29,916)
                                                ===     ========      ========     =========     ========      ========    =========

See notes to consolidated financial statements.

                                    PENNFED FINANCIAL SERVICES INC, AND SUBSIDIARIES
                                         Consolidated Statements of Cash Flows

                                                                                       For the years ended June 30,
                                                                                ---------------------------------------
                                                                                    1999           1998           1997
                                                                                ---------      ---------      ---------
                                                                                            (Dollars in thousands)
Cash Flows from Operating Activities:
   Net income .............................................................     $  11,457      $  11,198      $   6,886
   Adjustments to reconcile net income to net cash provided by operating activities:
   Net gain on sales of loans .............................................          (860)          (528)          --
   Proceeds from sales of loans held for sale .............................       151,468          1,616            585
   Originations of loans held for sale ....................................          --           (2,181)          (497)
   Net gain on sales of real estate owned .................................          (110)           (95)           (29)
   Amortization of investment and mortgage-backed securities premium, net .           351            319            260
   Depreciation and amortization ..........................................         1,364          1,297          1,301
   Provision for losses on loans and real estate owned ....................           825            751            747
   Amortization of cost of stock plans ....................................         2,101          1,786          1,466
   Amortization of intangibles ............................................         2,363          2,437          2,512
   Amortization of premiums on loans and loan fees ........................         2,338          1,565            414
   Amortization of Trust Preferred securities issuance costs ..............            62             42           --
   Increase in accrued interest receivable, net of accrued interest payable          (509)          (974)          (113)
   (Increase) decrease in other assets ....................................         1,970         (2,464)         1,731
   Increase in deferred income tax liability ..............................           288            642            185
   Increase in accounts payable and other liabilities .....................         1,144            230            891
   Increase (decrease) in mortgage escrow funds ...........................          (432)         1,679          2,925
   Increase (decrease) in due to banks ....................................        (4,684)         4,832          1,248
   Other, net .............................................................            30           --               (2)
                                                                                ---------      ---------      ---------
   Net cash provided by operating activities ..............................       169,166         22,152         20,510
                                                                                ---------      ---------      ---------

Cash Flows From Investing Activities:
   Proceeds from maturities of investment securities ......................       147,070         70,141         16,000
   Purchases of investment securities held to maturity ....................      (262,096)      (213,168)       (30,000)
   Net outflow from loan originations net of principal repayments of loans        (93,695)      (152,786)       (86,193)
   Purchases of loans .....................................................       (31,220)       (89,910)      (195,514)
   Proceeds from principal repayments of mortgage-backed securities .......        76,206         83,775         57,266
   Purchases of mortgage-backed securities ................................           (34)          --             --
   Proceeds from sale of loans ............................................          --           75,108           --
   Purchases of premises and equipment ....................................        (2,542)        (2,954)        (1,701)
   Proceeds from sales of real estate owned ...............................         1,202          1,300          1,806
   Purchases of Federal Home Loan Bank of New York stock ..................        (1,558)        (2,652)        (4,361)
                                                                                ---------      ---------      ---------
   Net cash used in investing activities ..................................      (166,667)      (231,146)      (242,697)
                                                                                ---------      ---------      ---------

                                    PENNFED FINANCIAL SERVICES INC, AND SUBSIDIARIES
                                         Consolidated Statements of Cash Flows
                                                      (CONTINUED)

                                                                                       For the years ended June 30,
                                                                                ---------------------------------------
                                                                                    1999           1998           1997
                                                                                ---------      ---------      ---------
                                                                                            (Dollars in thousands)
Cash Flows From Financing Activities:
   Net increase in deposits ...............................................        35,052        109,387         81,403
   Increase (decrease) in advances from the Federal Home Loan Bank of New
      York and other borrowings ...........................................       (28,762)        73,750        141,515
   Net proceeds from issuance of Trust Preferred securities ...............          --           32,639           --
   Cash dividends paid ....................................................        (1,353)        (1,302)          (987)
   Purchases of treasury stock, net of reissuance .........................        (8,496)        (5,249)          (644)
                                                                                ---------      ---------      ---------
   Net cash provided by (used in) financing activities ....................        (3,559)       209,225        221,287
                                                                                ---------      ---------      ---------
Net Increase (Decrease) in Cash and Cash Equivalents ......................        (1,060)           231           (900)
Cash and Cash Equivalents, Beginning of Year ..............................        10,960         10,729         11,629
                                                                                ---------      ---------      ---------
Cash and Cash Equivalents, End of Year ....................................     $   9,900      $  10,960      $  10,729
                                                                                =========      =========      =========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the year for:
   Interest ...............................................................     $  70,684      $  66,821      $  52,054
                                                                                =========      =========      =========
   Income taxes ...........................................................     $   4,700      $   6,707      $   3,504
                                                                                =========      =========      =========

Supplemental Schedule of Non-Cash Activities:
   Transfer of loans receivable to real estate owned, net .................     $     432      $   2,115      $   1,690
                                                                                =========      =========      =========
   Transfer of loans receivable to loans held for sale, at market .........     $ 155,223      $    --        $    --
                                                                                =========      =========      =========
   Issuance of treasury stock for Management Recognition Plan .............     $    --        $    --        $     423
                                                                                =========      =========      =========

See notes to consolidated financial statements.

                PENNFED FINANCIAL SERVICES INC, AND SUBSIDIARIES


                   Notes to Consolidated Financial Statements
                    Years Ended June 30, 1999, 1998 and 1997


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

Loans Held for Sale -- Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Aggregate net unrealized losses are recorded as a valuation allowance and recognized as charges to income.

                PENNFED FINANCIAL SERVICES INC, AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

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

                PENNFED FINANCIAL SERVICES INC, AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

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

Income Taxes -- Federal and state income taxes are based upon earnings reported after permanent differences. Deferred income taxes are provided for temporary differences in the basis of assets and liabilities between financial statement and income tax amounts.

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

                PENNFED FINANCIAL SERVICES INC, AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

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

Recently Adopted Accounting Standards -- Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards to reporting and display of comprehensive income and its components. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company will be required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. The adoption of SFAS 130 did not have an effect on the Company's financial condition or results of operations.

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

                PENNFED FINANCIAL SERVICES INC, AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

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

The Bank submitted an $18,739,000 deposit premium bid, of which $18,000,000 related to the Caldwell, Verona and Fairfield branches. In addition to the $18,000,000 deposit premium, the Bank also capitalized $141,000 of expenses reflecting a total deposit premium intangible asset of $18,141,000. For the years ended June 30, 1999, 1998 and 1997, amortization of the deposit premium intangible of $1,814,000 was recorded each year.

The Company acquired Sayreville Savings and Loan Association effective September 1982 and First Federal Savings and Loan Association of Montclair effective September 1989. The acquisitions have been accounted for as purchases and, accordingly, the purchase prices have been allocated to assets and liabilities acquired based on their fair value at their date of acquisition. For each of the years ended June 30, 1999, 1998 and 1997, the effect of the amortization of goodwill was to reduce income before income taxes by approximately $347,000, $421,000 and $496,000, respectively.

                PENNFED FINANCIAL SERVICES INC, AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

D.  Investment Securities

                                                                                  June 30, 1999             June 30, 1998
                                                                              ---------------------     ----------------------
                                                                              Carrying       Market      Carrying       Market
                                                                                Value        Value         Value        Value
                                                                              --------     --------     --------     --------
                                                                                                 (in thousands)
U.S. Treasury and Government Agencies:
    Maturing:
        After five years but within ten years ...........................     $ 10,000     $  9,628     $ 95,000     $ 95,342
        After ten years .................................................      254,538      244,615       71,969       71,643
                                                                              --------     --------     --------     --------
                                                                               264,538      254,243      166,969      166,985
Obligations of states and political subdivisions:
    Maturing:
        Within one year .................................................         --           --            100          101
        After one year but within five years ............................           40           45           40           46
                                                                              --------     --------     --------     --------
                                                                                    40           45          140          147
Trust preferred securities:
    Maturing:
        After ten years .................................................       28,704       27,592       11,201       11,611
                                                                              --------     --------     --------     --------
                                                                              $293,282     $281,880     $178,310     $178,743
                                                                              ========     ========     ========     ========

At June 30, 1999 and 1998, investment securities with a carrying value of $82,500,000 and $85,969,000, respectively, were pledged to secure Federal Home Loan Bank of New York advances and other borrowings.

Gross unrealized gains and losses of investment securities at June 30, 1999 and 1998 were as follows:

                                                             June 30, 1999                  June 30, 1998
--------------------------------------------------------------------------------   ----------------------------
                                                         Gross         Gross          Gross           Gross
                                                      Unrealized    Unrealized     Unrealized      Unrealized
                                                         Gains         Losses          Gains          Losses
                                                        -------        -------        -------        -------
                                                                         (In thousands)
U.S. Treasury and Government Agencies ..........        $  --          $10,295        $   353        $   337
Obligations of states and political subdivisions              5           --                7           --
Trust preferred securities .....................             41          1,153            410           --
                                                        -------        -------        -------        -------
                                                        $    46        $11,448        $   770        $   337
                                                        =======        =======        =======       =======

There were no sales of investment securities for the years ended June 30, 1999, 1998 and 1997.

                PENNFED FINANCIAL SERVICES INC, AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

E.  Mortgage-Backed Securities

                                                                  June 30,
                                                         -----------------------
                                                           1999           1998
                                                         --------       --------
                                                             (In thousands)
Ginnie Mae .......................................       $  2,071       $  3,005
Freddie Mac ......................................         74,622        123,444
Fannie Mae .......................................         50,899         77,019
Collateralized Mortgage Obligations/REMICs .......            103            400
                                                         --------       --------
                                                          127,695        203,868
Unamortized premiums, net ........................            288            584
                                                         --------       --------
                                                         $127,983       $204,452
                                                         ========       ========


The estimated market values of mortgage-backed securities were $128,617,000 and $208,128,000 at June 30, 1999 and 1998, respectively. There were no sales of mortgage-backed securities in the years ended June 30, 1999, 1998 and 1997.

The carrying value of mortgage-backed securities pledged were as follows:

                                                                  June 30,
                                                          ----------------------
                                                             1999          1998
                                                          --------      --------
                                                              (In thousands)
Pledged to secure:
   Federal Home Loan Bank of New York advances .....      $ 78,467      $ 91,213
   Other borrowings ................................        19,461        19,485
   Interest rate swap agreements ...................         4,825         2,618
   Public funds on deposit .........................         3,304         3,865
                                                          --------      --------
                                                          $106,057      $117,181
                                                          ========      ========


Collateralized mortgage obligations consist primarily of fixed and adjustable rate sequentially paying securities with short durations.

                PENNFED FINANCIAL SERVICES INC, AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

The gross unrealized gains and losses of mortgage-backed securities held at June 30, 1999 and 1998 were as follows:

                                                     June 30, 1999                June 30, 1998
                                                -------------------------   -------------------------
                                                   Gross        Gross          Gross         Gross
                                                Unrealized    Unrealized    Unrealized    Unrealized
                                                   Gains       Losses          Gains        Losses
                                                  ------        ----          ------        ----
                                                                    (In thousands)
Ginnie Mae ...............................        $   92        $   --        $  192        $   --
Freddie Mac ..............................           570           288         2,064            19
Fannie Mae ...............................           459           198         1,443             5
Collateralized Mortgage Obligations/REMICs          --               1             1          --
                                                  ------        ------        ------        ------
                                                  $1,121        $  487        $3,700        $   24
                                                  ======        ======        ======        ======

F.  Loans Receivable, Net

                                                             June 30,
                                                 -------------------------------
                                                      1999              1998
                                                 -----------        -----------
                                                         (In thousands)
First Mortgage Loans:
  Conventional ...........................       $   909,576        $   966,073
  FHA insured ............................             4,585              4,180
  VA guaranteed ..........................             1,083              1,415
                                                 -----------        -----------
  Total one- to four-family ..............           915,244            971,668
  Commercial and multi-family ............            74,613             65,833
                                                 -----------        -----------
Total first mortgage loans ...............           989,857          1,037,501
                                                 -----------        -----------
Consumer:
  Second mortgages .......................            37,243             27,232
  Home equity lines of credit ............            31,754             23,538
  Other ..................................             3,575              3,331
                                                 -----------        -----------
Total consumer loans .....................            72,572             54,101
                                                 -----------        -----------
Total loans ..............................         1,062,429          1,091,602
                                                 -----------        -----------
Add (Less):
  Allowance for loan losses ..............            (3,209)            (2,776)
  Unamortized premium ....................             2,112              2,903
  Unearned income on consumer loans ......               (20)               (31)
  Net deferred loan fees .................             5,299              4,154
                                                 -----------        -----------
                                                       4,182              4,250
                                                 -----------        -----------
                                                 $ 1,066,611        $ 1,095,852
                                                 ===========        ===========

                PENNFED FINANCIAL SERVICES INC, AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

Conventional one- to four-family mortgage loans at June 30, 1999 and 1998 included $5,180,000 and $565,000, respectively, of mortgages held for sale. At June 30, 1999, there was no commitment to sell these loans. At June 30, 1998, the Company had a commitment to sell these loans.

Non-accruing  loans at June 30, 1999 and 1998 were  $3,670,000  and  $3,742,000, respectively, which represents 0.34% of total loans outstanding at each date. The total interest income that would have been recorded for the years ended June 30, 1999 and 1998, had these loans been current in accordance with their original terms, or since the date of origination if outstanding for only part of the year, was approximately $137,000 and $167,000, respectively.

At June 30, 1999 and 1998, impaired loans totaled $48,000 and $457,000, respectively. The average balance of impaired loans for the years ended June 30, 1999 and 1998 was $339,000 and $724,000, respectively. All impaired loans have a related allowance for losses, which totaled $48,000 and $185,000 at June 30, 1999 and 1998, respectively. Interest income related to impaired loans is recognized under the cash-basis method. Interest income recognized on impaired loans for the years ended June 30, 1999 and 1998 was $10,000 and $30,000, respectively. Total interest income that would have been recorded for the years ended June 30, 1999 and 1998, had these loans been current in accordance with their loan terms, was approximately $36,000 and $60,000, respectively.

The following is an analysis of the allowance for loan losses:

                                                    Year ended June 30,
                                            ------------------------------------
                                               1999          1998          1997
                                            -------       -------       -------
                                                       (In thousands)
Balance, beginning of year ...........      $ 2,776       $ 2,622       $ 2,630
Provisions for losses on loans .......          780           600           635
Recoveries ...........................           49          --              42
Losses charged to allowance ..........         (396)         (446)         (685)
                                            -------       -------       -------
Balance, end of year .................      $ 3,209       $ 2,776       $ 2,622
                                            =======       =======       =======

The Company's loan portfolio consists primarily of loans secured by residential and commercial real estate located in its market areas. Therefore, the collectibility of these loans is dependent to a large degree on the overall strength of the New Jersey economy, as well as the specific strength of the real estate sector.

                PENNFED FINANCIAL SERVICES INC, AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

At June 30, 1999 and 1998, commercial and multi-family real estate loans totaled $74,613,000 and $65,833,000, respectively. These loans are considered by management to be of somewhat greater risk of collectibility due to their dependency on income production. Commercial and multi-family real estate loans collateralized by multi-family mixed use properties were $31,288,000 and $33,033,000 at June 30, 1999 and 1998, respectively. The remaining commercial real estate loans were collateralized by commercial properties. The majority of the Company's commercial and multi-family real estate loans were collateralized by real estate in the State of New Jersey.

Loans serviced for others totaled approximately $116,180,000 and $110,916,000 at June 30, 1999 and 1998, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges assessed to borrowers, such as late payment fees. In connection with these loans serviced for others, the Company held borrowers escrow balances of $1,354,000 and $1,216,000 at June 30, 1999 and 1998,
respectively.


G.  Premises and Equipment, Net

                                                                   June 30,
                                                           ---------------------
                                                              1999          1998
                                                           -------       -------
                                                               (In thousands)
Land ...............................................       $ 4,004       $ 3,959
Buildings and improvements .........................        14,923        14,143
Leasehold improvements .............................         1,521         1,309
Furniture and equipment ............................        10,587        10,174
                                                           -------       -------

                                                            31,035        29,585
Less: accumulated depreciation and amortization ....        11,795        11,493
                                                           -------       -------
                                                           $19,240       $18,092
                                                           =======       =======

                PENNFED FINANCIAL SERVICES INC, AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

H.  Real Estate Owned

                                                                  June 30,
                                                           ---------------------
                                                             1999        1998
                                                           -------     -------
                                                              (In thousands)
Acquired by foreclosure or deed in lieu of foreclosure     $ 1,018      $ 1,850
Allowance for losses on real estate owned ............         (82)        (207)
                                                           -------      -------
                                                           $   936      $ 1,643
                                                           =======      =======


Results of real estate operations were as follows:

                                                            Year ended June 30,
                                                      ---------------------------
                                                       1999       1998       1997
                                                      -----      -----      -----
                                                           (In thousands)
Net gain on sales of real estate owned ............   $ 110      $  95      $  29
Holding costs .....................................     (34)      (100)       (98)
Provision for losses on real estate owned .........     (45)      (151)      (112)
                                                      -----      -----      -----
Net gain (loss) from real estate operations .......   $  31      $(156)     $(181)
                                                      =====      =====      =====

Activity in the allowance for losses on real estate owned was as follows:

                                                       Year ended June 30,
                                                --------------------------------
                                                 1999        1998          1997
                                                -----        -----        -----
                                                        (In thousands)
Balance, beginning of year ..............       $ 207        $ 102        $  61
Provisions charged to operations ........          45          151          112
Losses charged to allowance .............        (170)         (46)         (71)
                                                -----        -----        -----
Balance, end of year ....................       $  82        $ 207        $ 102
                                                =====        =====        =====

                PENNFED FINANCIAL SERVICES INC, AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

I.  Deposits

                                                         June 30, 1999                                June 30, 1998
                                               ---------------------------------           -----------------------------------
                                                                     Weighted                                    Weighted
                                                                      Average                                     Average
                                                  Amount           Interest Rate            Amount             Interest Rate
                                                  ------           -------------            ------             -------------
                                                                          (Dollars in thousands)
Non-interest-bearing demand ..............     $   37,738                                 $   33,153
Interest-bearing demand ..................         58,255               1.56%                 45,961               2.12%
Money market accounts ....................         12,406               2.02                  13,435               2.02
Savings accounts .........................        164,893               1.67                 164,192               2.12

Certificates with remaining maturities of:
  One year or less .......................        616,600               5.08                 574,747               5.51
  Over one year to three years ...........        157,922               5.61                 151,344               6.27
  Over three years to five years .........         12,628               5.50                  42,558               6.23
                                               ----------                                 ----------

Total certificates .......................        787,150               5.20                 768,649               5.70
Accrued interest payable .................          3,158                                      2,710
                                               ----------                                 ----------

                                               $1,063,600               4.21%             $1,028,100               4.72%
                                               ==========                                 ==========

The  aggregate  amount of accounts with a  denomination  of $100,000 or more was
approximately   $168,613,000  and  $168,656,000  at  June  30,  1999  and  1998,
respectively.


J.  Federal Home Loan Bank of New York Advances and Other Borrowings

The following table presents Federal Home Loan Bank of New York ("FHLB of New York") advances at the earlier of the callable date or maturity date:


                                                June 30, 1999                    June 30, 1998
                                            --------------------------      -------------------------
                                                            Weighted                       Weighted
                                                            Average                        Average
                                             Amount      Interest Rate       Amount     Interest Rate
                                             ------      -------------       ------     -------------
                                                              (Dollars in thousands)
Within one year .......................     $ 90,000         6.17%         $ 55,000         6.09%
After one year but within two years ...       20,000         5.80            90,000         6.17
After two years but within three years        70,000         6.06            10,000         5.91
After three years but within four years       45,000         5.60            30,000         6.42
After four years but within five years        19,000         5.15            45,000         5.60
After five years ......................          465         7.39               465         7.39
                                            --------                       --------

                                            $244,465         5.93%         $230,465         6.06%
                                            ========                       ========

                PENNFED FINANCIAL SERVICES INC, AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

The FHLB of New York advances are all fixed rate borrowings collateralized either under a blanket pledge agreement by one- to four-family mortgage loans or with investment and mortgage-backed securities.

At June 30, 1999, the Company had available from the FHLB of New York an overnight repricing line of credit for $50,000,000 which expires on May 1, 2000. The line of credit has a variable interest rate. At June 30, 1999 and 1998, the Company had $29,900,000 and $41,700,000 of overnight borrowings under this credit line with an interest rate of 5.98% and 6.25%, respectively. In addition, the Company had available overnight variable repricing lines of credit with other correspondent banks totaling $7,000,000. There were no borrowings under these lines at June 30, 1999 or 1998. Also, the Company had available from the FHLB of New York a one-month overnight repricing line of credit for $50,000,000 which expires on May 1, 2000. This line of credit has a variable interest rate. There were no borrowings under this line at June 30, 1999. At June 30, 1998, the Company had $10,000,000 drawn under this line of credit with an interest rate of 6.13% .

From time to time, the Company enters into sales of securities under agreements to repurchase ("reverse repurchase agreements"). These agreements are accounted for as financing arrangements and the obligations to repurchase securities sold are reflected as other borrowings in the accompanying consolidated statements of financial condition. The reverse repurchase agreements are collateralized by investment and mortgage-backed securities which continue to be carried as assets by the Company, with a carrying value of $59,461,000 and $79,454,000 and a market value of $57,601,000 and $79,977,000 at June 30, 1999 and 1998,
respectively.

The following table presents reverse repurchase agreements at the earlier of the callable date or the maturity date:

                                             June 30, 1999                   June 30, 1998
                                         ------------------------        --------------------------
                                                     Weighted                         Weighted
                                                      Average                          Average
                                          Amount    Interest Rate         Amount     Interest Rate
                                          ------    -------------         ------     -------------
                                                          (Dollars in thousands)
Within one year ....................     $19,563         5.01%          $49,925         5.44%
After one year but within five years      39,275         5.93            29,875         5.93
                                         -------                        -------

                                         $58,838         5.63%          $79,800         5.62%
                                         =======                        =======

The average balance of reverse repurchase agreements for the years ended June 30, 1999 and 1998 was $51,039,000 and $44,578,000, respectively.

                PENNFED FINANCIAL SERVICES INC, AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


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


L.  Incentive Savings Plan

The Company's employee benefits include the Penn Federal Savings Bank 401(k) Plan (the "Plan"). All employees of the Company who work at least 1,000 hours per year and are at least 20 1/2 years old are eligible to participate in the Plan. The Plan provides for a discretionary Company match of employee contributions. For the years ended June 30, 1999, 1998 and 1997, expense related to the Plan was $107,000, $101,000 and $78,000, respectively. At June 30, 1999 and 1998, the Plan assets included common stock of the Company with a market value of $282,000 and $144,000, respectively.


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

                PENNFED FINANCIAL SERVICES INC, AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

The ESOP borrowed $4,760,000 from PennFed and purchased 952,000 shares of common stock issued in the Conversion. This loan is to be repaid from discretionary contributions by the Bank to the ESOP trust. The Bank has and intends to continue to make contributions to the ESOP in amounts at least equal to the principal and interest requirement of the debt, assuming a ten year term and an interest rate of 7.46%. Annual contributions to the ESOP, which are used to fund principal and interest payments on the ESOP debt, total $692,000. At June 30, 1999 and 1998, the loan had an outstanding balance of $2,804,000 and $3,253,000 and the ESOP had unallocated shares of 560,710 and 650,614, respectively. Based upon a $15.75 closing price per share of common stock on June 30, 1999, the unallocated shares had a fair value of $8,831,000. The unamortized balance of the ESOP debt is reflected as a reduction of stockholders' equity.

For the years ended June 30, 1999 and 1998, the Bank recorded compensation expense related to the ESOP of $1,173,000 and $1,273,000, respectively. The compensation expense related to the ESOP includes $826,000 and $959,000, respectively, for a valuation adjustment to reflect the increase in the average fair value of allocated shares for the period from the time of purchase to the allocation date. The ESOP allocated 89,904 and 83,662 shares for the years ended June 30, 1999 and 1998, respectively, to participants in the plan.

Management Recognition Plan

In connection with the Conversion, the Company established a Management Recognition Plan ("MRP") as a means of enhancing and encouraging the recruitment and retention of directors and officers. A maximum amount of an additional 4%, or 476,000 shares, of the shares outstanding upon Conversion may be awarded under the plan. As of June 30, 1999, 476,000 shares of restricted stock have been awarded under the MRP. The shares vested in equal installments generally over a five-year period, with the final installment vesting on April 28, 1999. Of the total awarded, 2,142 shares did not vest and were cancelled. For the years ended June 30, 1999 and 1998, the Company recorded expense of $431,000 and $531,000, respectively, related to the MRP.

Stock Option Plan

In connection with the Conversion, the Company established the 1994 Stock Option and Incentive Plan ("Option Plan"). The exercise price for the options granted under the Option Plan cannot be less than the fair market value of the Company's common stock on the date of the grant. The options are granted, and the terms of the options are established, by the Compensation Committee of the Board of Directors. Transactions during the years ended June 30, 1999, 1998 and 1997 relating to the Option Plan are as follows:

                PENNFED FINANCIAL SERVICES INC, AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

                                                                          Weighted
                                                                           Average
                                                                          Exercise
                                                      Options               Price
                                                     ---------            ---------
Balance, June 30, 1996 ..................            1,011,450            $    5.25
     Granted ............................              124,950                 7.94
     Exercised ..........................               (1,400)                5.25
     Expired ............................                 --                   --
     Forfeited ..........................                 (600)                5.25
                                                     ---------            ---------

Balance, June 30, 1997  .................            1,134,400                 5.55
     Granted ............................              486,700                16.92
     Exercised ..........................              (63,800)                5.25
     Expired ............................                 --                   --
     Forfeited ..........................                 --                   --
                                                     ---------            ---------

Balance, June 30, 1998 ..................            1,557,300                 9.11
     Granted ............................                 --                   --
     Exercised ..........................              (44,400)                5.25
     Expired ............................               (7,000)               17.19
     Forfeited ..........................              (19,950)               13.63
                                                     ---------            ---------
Balance, June 30, 1999 ..................            1,485,950            $    9.13
                                                     =========            =========


At June 30,  1999,  1998 and 1997,  1,343,583  options,  1,023,527  options  and
679,760 options were exercisable, respectively, with exercise prices ranging from $5.25 to $17.19.

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

The estimated weighted average fair value of each stock option granted during fiscal 1998 was estimated as $8.08 on the date of grant. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions: stock volatility of 18.78%; risk-free

                PENNFED FINANCIAL SERVICES INC, AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

interest rate of 5.93%; and an expected life of 10 years. Had compensation cost for the grants been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS 123, the Company's fiscal 1998 pro forma net income and diluted earnings per share would have been approximately $9.6 million and $0.99, respectively. As the SFAS 123 method of accounting has not been applied to stock options granted prior to July 1, 1996, the resulting pro forma effects on net income is not representative of the pro forma effect on net income in future years.

N.  Income Taxes

 The income tax provision is comprised of the following components:







                                                                 Year ended June 30,
                                        -------------------------------------------------------------------
                                         1999                          1998                           1997
                                        ------                        ------                         ------
                                                                  (In thousands)
Current provision                       $6,016                        $5,600                         $4,020
Deferred provision                         288                           642                            185
                                        ------                        ------                         ------
 Total income tax provision             $6,304                        $6,242                         $4,205
                                        ======                        ======                         ======



Income taxes payable is included in accounts payable and other liabilities in the Consolidated Statements of Financial Condition at June 30, 1999 and 1998. The financial statements also include a net deferred tax liability of $833,000 that has been recorded for the temporary differences between the tax basis and the financial statement carrying amounts of assets and liabilities. The source of these temporary differences and their deferred tax effect at June 30, 1999 and 1998 is as follows:

                PENNFED FINANCIAL SERVICES INC, AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

                                                              June 30,
                                                      --------------------------
                                                       1999              1998
                                                      -------           -------
                                                              (In thousands)
Deferred tax assets:
  Allowance for loan losses ................          $   657           $   330
  Litigation reserves ......................                4                22
  Deposit premium intangible ...............              950               726
  MRP expense ..............................              192               229
  Depreciation .............................              503               503
                                                      -------           -------
Total deferred tax assets ..................            2,306             1,810
                                                      -------           -------
Deferred tax liabilities:
  Deferred loan fees .......................            2,650             2,106
  Loan sale premiums .......................               13                15
  Purchase accounting ......................              158               234
  Servicing asset ..........................              318              --
                                                      -------           -------
Total deferred tax liabilities .............            3,139             2,355
                                                      -------           -------
Net deferred tax liability .................          $  (833)          $  (545)
                                                      =======           =======


A reconciliation of the statutory income tax provision to the effective income tax provision is as follows:

                                                     Year ended June 30,
                                              ----------------------------------
                                                 1999         1998        1997
                                              -------      -------      -------
                                                        (In thousands)
Income tax provision at statutory rate ..     $ 6,216      $ 6,104      $ 3,882
Amortization of intangibles .............         121          147          174
State and local tax provision ...........        --           --            214
Other, net ..............................         (33)          (9)         (65)
                                              -------      -------      -------
Total income tax provision ..............     $ 6,304      $ 6,242      $ 4,205
                                              =======      =======      =======

                PENNFED FINANCIAL SERVICES INC, AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


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


O.  Commitments and Contingencies

Lease Commitments -- At June 30, 1999, minimum rental commitments under all noncancellable operating leases with initial or remaining terms of more than one year are as follows:

 Year ending June 30,                                             (In thousands)
--------------------------------------------------------------------------------
 2000                                                                     $  285
 2001                                                                        206
 2002                                                                        210
 2003                                                                        217
 2004                                                                        174
 2005 and later                                                              596
                                                                          ------
                                                                          $1,688
                                                                          ======

Rentals under long-term operating leases for certain branch offices amounted to $263,000, $234,000 and $169,000 for the years ended June 30, 1999, 1998 and
1997, respectively. Rental income of $454,000, $444,000 and $452,000 for the years ended June 30, 1999, 1998 and 1997, respectively, is netted against occupancy expense in the Consolidated Statements of Income.

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

                PENNFED FINANCIAL SERVICES INC, AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


The following summarizes the notional amount of off-balance sheet financial instruments:

                                                              June 30,
                                                      --------------------------
                                                         1999              1998
                                                      --------          --------
                                                           (In thousands)
Commitments to extend credit ...............          $ 24,122          $  6,850
Unused lines of credit .....................            46,441            30,402
Commitments to purchase loans ..............            25,094            11,666
Interest rate swaps ........................           150,000           150,000

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

Commitments to purchase loans represent agreements to purchase loans through correspondent relationships established by the Company with other institutions. The Company currently purchases newly originated one- to four-family residential mortgages secured by properties located in the State of New Jersey. Prior to fiscal 1999, a limited amount of loans secured by properties located in the Commonwealth of Pennsylvania and the State of Massachusetts were purchased. Prior to purchase, the Company applies the same underwriting criteria used in its own originations.

The Company periodically enters into interest rate swap agreements to help reduce certain interest rate exposure on a portion of the short-term deposits. Interest rate swaps are contractual agreements between two parties to exchange interest payments at particular intervals, computed on different terms, on a specified notional amount. The notional amounts represent the base on which interest due each counter party is calculated and do not represent the potential for gains or losses associated with the market risk or credit risk of such transactions. At both June 30, 1999 and 1998, the Company had $150 million in notional amount interest rate swap agreements outstanding on which the Company pays a fixed interest rate and receives a floating interest rate based on three-month LIBOR from the counter parties, which are nationally recognized investment firms. At June 30, 1999, the fixed interest rates payable by the Company ranged from 4.99% to 6.63% and three-month LIBOR was 5.37%. The average balance of notional amount interest rate swap agreements in fiscal 1999 and 1998

                PENNFED FINANCIAL SERVICES INC, AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

was $165,753,000 and $100,548,000, respectively. Included in interest expense for the year ended June 30, 1999 and 1998 was $1,116,000 and $507,000, respectively, of expense related to interest rate swap agreements. Mortgage-backed securities with a carrying value of $4,824,000 and $2,617,000 at June 30, 1999 and 1998, respectively, were pledged to secure these agreements. The interest rate swap agreements mature or are callable between September 16, 1999 and November 8, 2001.

Other Contingencies -- In 1987, the New Jersey Department of Environmental Protection ("NJDEP") conducted an environment contamination investigation of the Orange Road branch site of First Federal Savings and Loan Association of Montclair ("First Federal"). Prior to the acquisition by First Federal, the location was used as a gasoline service station. On August 16, 1989, the NJDEP issued a "no further action" letter to First Federal with regard to this site. The Bank acquired First Federal effective September 11, 1989. Notwithstanding the earlier "no further action" letter, on June 25, 1997, the NJDEP issued a letter demanding that Penn Federal Savings Bank develop a remedial action work plan for the Orange Road branch site as a result of an investigation conducted on behalf of an adjacent property owner. The Bank disputed the NJDEP position that Penn Federal Savings Bank was a responsible party. On July 1, 1998, the NJDEP issued a letter determining that Penn Federal Savings Bank, Mobil Oil Corporation and the former gasoline service station owner were all responsible parties for the clean up at the subject site. Responsible parties may ultimately have full or partial obligation for the cost of remediation. As of this date, the apportionment of the remediation costs to the Bank, if any, is not determinable. The Bank intends to vigorously contest this determination and to seek contribution or indemnification from the other named responsible parties.

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

During the year ended June 30, 1999, the Company repurchased 618,000 shares of its outstanding common stock at prices ranging from $11.50 to $16.63 per share, for a total cost of $8,729,000. During the year ended June 30, 1998, the Company repurchased 325,000 shares of its outstanding common stock at prices ranging from $16.63 to $17.88 per share for a total cost of $5,581,000. During the year ended June 30, 1997, the Company repurchased 65,000 shares of its outstanding common stock. The prices paid for the repurchased shares ranged from $10.00 to $10.09 per share, for a total cost of $651,000.

On March 21, 1996, the Board of Directors of the Company (the "Board") initially adopted a Stockholder Protection Rights Plan ("Rights Plan") and declared a dividend of one common share purchase right ("Right") for each share of common stock of the Company outstanding on April 1, 1996. Until it is announced that a person or group has acquired 15% or more of the outstanding common stock of the Company ("Acquiring Person") or has commenced a tender offer that could result in such person or group owning 15% or more of such common stock, the Rights will initially be redeemable for $0.01 each, will be evidenced solely by the Company's common stock certificates, will automatically trade with the Company's common stock and will not be exercisable.

                PENNFED FINANCIAL SERVICES INC, AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

Upon announcement that any person or group has become an Acquiring Person and unless the Board acts to redeem the Rights, then ten business days after such announcement (the "Flip-in Date"), each Right (other than Rights beneficially owned by any Acquiring Person or transferee thereof, which Rights become void) will entitle the holder to purchase, for the $33.75 exercise price, a number of shares of the Company's common stock having an aggregate market value of $67.50. In addition, if, after the Acquiring Person gains control of the Board, the Company is involved in a merger with any person or sells more than 50% of its assets or earning power to any person (or has entered into an agreement to do either of the foregoing), and, in the case of a merger, an Acquiring Person will receive different treatment than other stockholders, each Right will entitle its holder to purchase, for the $33.75 exercise price, a number of shares of common stock of such other person having an aggregate market value of $67.50. If any person or group acquires between 15% and 50% of the Company's common stock, the Board may, at its option, require the Rights to be exchanged for common stock of the Company. The Rights generally may be redeemed by the Board for $0.01 per Right prior to the Flip-in Date.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of tangible capital of not less than 1.5% of tangible assets, core capital of not less than 4% of adjusted tangible assets and risk-based capital of not less than 8% of risk-weighted assets. As of June 30, 1999, the Bank meets all capital adequacy requirements to which it is subject.

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

                PENNFED FINANCIAL SERVICES INC, AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

The Bank's capital amounts and ratios are presented in the following table.

                                                                                        To Be Well
                                                                                     Capitalized Under
                                                            For Capital              Prompt Corrective
                                   Actual                Adequacy Purposes           Action Provisions
                           ---------------------      ----------------------       ---------------------
                           Amount         Ratio         Amount       Ratio         Amount         Ratio
                           ------         -----         ------       -----         ------         -----
                                                         (Dollars in thousands)
As of June 30, 1999
   Tangible capital .     $121,910         7.88%      $ 23,207        1.50%             N/A          N/A
   Core capital .....     $121,943         7.88%      $ 61,888        4.00%        $ 77,360         5.00%
   Risk-based capital     $124,976        16.29%      $ 61,374        8.00%        $ 76,717        10.00%
As of June 30, 1998
   Tangible capital .     $108,580         7.09%      $ 22,960        1.50%             N/A          N/A
   Core capital .....     $108,816         7.11%      $ 61,237        4.00%        $ 76,547         5.00%
   Risk-based capital     $111,262        15.16%      $ 58,705        8.00%        $ 73,381        10.00%

In August 1993, the OTS adopted a regulation requiring that an amount be added to an institution's risk-based capital requirement equal to 50% of the decline in market value of portfolio equity ("MVPE") that exceeds 2% of the institution's assets, under a hypothetical 200 basis points shock in interest rates. MVPE is defined as the market value of assets, less the market value of liabilities, plus or minus the market value of off-balance sheet items. At the present time, the OTS has indefinitely postponed the effective date of the rule. However, if the regulation had been in effect at June 30, 1999, the Bank would still have exceeded its risk-based capital requirement.

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

                PENNFED FINANCIAL SERVICES INC, AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

                                                                                                           To Be Well
                                                                                                         Capitalized Under
                                                                           For Minimum Capital           Prompt Corrective
                                                         Actual              Adequacy Purposes           Action Provisions
                                            --------------------------   -----------------------  --------------------------
                                                Amount           Ratio     Amount         Ratio       Amount           Ratio
                                                ------           -----     ------         -----       ------           -----
                                                                          (Dollars in thousands)
Stockholders' equity ..................     $   107,500
Add: Qualifying preferred securities ..          32,105
Less: Goodwill ........................            (653)
         Deposit premium intangible ...         (10,465)
         Disallowed servicing assets ..            (102)
                                            -----------
Tangible capital, and ratio to adjusted
     total assets .....................     $   128,385          8.29%  $    23,217        1.50%
                                            ===========                 ===========

Add: Qualifying intangible assets .....     $        34
                                            -----------

Tier I (core) capital, and ratio to
     adjusted total assets ............     $   128,419          8.30%  $    46,434        3.00%  $    77,391         5.00%
                                            ===========                 ===========               ===========

Tier I (core) capital, and ratio to
     risk- weighted assets ............     $   128,419         16.98%  $    30,253        4.00%  $    45,380         6.00%
                                            ===========                 ===========               ===========

Less: Equity investments and
     investments in real estate .......     $       (50)
Add: Allowance for loan losses ........           3,083
                                            -----------

Total risk-based capital, and ratio to
     risk-weighted assets .............     $   131,452         17.38%  $    60,507        8.00%  $    75,633        10.00%
                                            ===========                 ===========               ===========

Total assets ..........................     $ 1,558,763
                                            ===========
Adjusted total assets .................     $ 1,547,815
                                            ===========
Risk-weighted assets ..................     $   756,332
                                            ===========

                PENNFED FINANCIAL SERVICES INC, AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

Federal regulations impose certain limitations on the payment of dividends and other capital distributions by the Bank. Under current regulations, savings institutions, such as the Bank, that meet the fully phased-in capital requirements, as defined, subsequent to a capital distribution are generally permitted to make such capital distribution without OTS approval, so long as they have not been notified of the need for more than normal supervision by the OTS. The Bank has not been so notified and, therefore, may make capital distributions during a calendar year equal to 100% of year-to-date net income plus retained net income for the two previous years. At June 30, 1999, the Bank could have paid dividends totaling approximately $26.8 million.


Q. Computation of EPS

The computation of EPS is presented in the following table.


                                                            For the year ended June 30,
                                                    -------------------------------------------
                                                         1999            1998            1997
                                                    -----------     -----------     -----------
                                                  (Dollars in thousands, except per share amounts)
Net income ....................................     $    11,457     $    11,198     $     6,886
                                                    ===========     ===========     ===========
Number of shares outstanding:
Weighted average shares issued ................      11,899,349      11,900,000      11,900,000
Less:  Weighted average shares held in treasury       2,896,595       2,268,513       2,233,752
Less:  Average shares held by the ESOP ........         952,000         952,000         952,000
Plus:  ESOP shares released or committed to be
             released during the fiscal year ..         357,421         269,870         188,396
                                                    -----------     -----------     -----------
       Average basic shares ...................       8,408,175       8,949,357       8,902,644
Plus:  Average common stock equivalents .......         470,316         740,298         537,212
                                                    -----------     -----------     -----------
Average diluted shares ........................       8,878,491       9,689,655       9,439,856
                                                    ===========     ===========     ===========

Earnings per common share:
    Basic .....................................     $      1.36     $      1.25     $      0.77
                                                    ===========     ===========     ===========
    Diluted ...................................     $      1.29     $      1.16     $      0.73
                                                    ===========     ===========     ===========

                PENNFED FINANCIAL SERVICES INC, AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

R.  Disclosure About Fair Value of Financial Instruments

The carrying amounts and estimated fair value of the Company's financial instruments at June 30, 1999 and 1998 were as follows:

                                                             June 30, 1999                June 30, 1998
                                                       -------------------------     -------------------------
                                                        Carrying       Estimated      Carrying       Estimated
                                                         Amount       Fair Value       Amount       Fair Value
                                                       ----------     ----------     ----------     ----------
                                                                              (In thousands)
Financial assets:
  Cash and cash equivalents ......................     $    9,900     $    9,900     $   10,960     $   10,960
  Investment securities ..........................        293,282        281,880        178,310        178,743
  Mortgage-backed securities .....................        127,983        128,617        204,452        208,128
  FHLB of New York stock .........................         16,623         16,623         15,065         15,065
                                                       ----------     ----------     ----------     ----------
  Total cash and investments .....................        447,788        437,020        408,787        412,896
  Loans held for sale ............................          5,180          5,180            565            565
  Loans receivable, less allowance for loan losses      1,061,431      1,049,735      1,095,287      1,097,701
                                                       ----------     ----------     ----------     ----------
  Total loans ....................................      1,066,611      1,054,915      1,095,852      1,098,266
  Accrued interest receivable, net ...............          9,680          9,680          8,723          8,723
                                                       ----------     ----------     ----------     ----------
  Total financial assets .........................     $1,524,079     $1,501,615     $1,513,362     $1,519,885
                                                       ==========     ==========     ==========     ==========
Financial liabilities:
  Deposits .......................................     $1,063,600     $1,064,543     $1,028,100     $1,032,071
  FHLB of New York advances ......................        244,465        245,103        230,465        231,217
  Other borrowings ...............................         88,738         88,810        131,500        131,510
  Mortgage escrow funds ..........................         10,102         10,102         10,534         10,534
  Due to banks ...................................          7,385          7,385         12,069         12,069

  Net Trust Preferred securities .................         32,743         34,414         32,681         35,104
                                                       ----------     ----------     ----------     ----------
  Total financial liabilities ....................     $1,447,033     $1,450,357     $1,445,349     $1,452,505
                                                       ==========     ==========     ==========     ==========

                PENNFED FINANCIAL SERVICES INC, AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

                                                   June 30, 1999             June 30, 1998
                                             ----------------------     -----------------------
                                             Notional     Estimated      Notional     Estimated
                                              Amount     Fair Value       Amount     Fair Value
                                              ------     ----------       ------     ----------
                                                              (In thousands)
Off-balance sheet financial instruments:
Commitments to extend credit ...........     $ 24,122     $   --        $  6,850     $   --
Unused lines of credit .................       46,441         --          30,402         --
Commitments to purchase loans ..........       25,094         --          11,666         --
Interest rate swaps ....................      150,000       (256)        150,000      (1,173)

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

Loans Held for Sale -- Fair value is based on the market price.

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

                PENNFED FINANCIAL SERVICES INC, AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

Deposits -- The fair value of deposits with no stated maturity, such as savings, money market and other demand accounts, is equal to the amount payable on demand as of June 30, 1999 and 1998. Time deposits are segregated by type and original term. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is equivalent to the rate currently offered by the Company for deposits of similar type and maturity.

Federal Home Loan Bank of New York Advances -- The fair value of FHLB of New York advances is based on the discounted value of contractual cash flows. The discount rate is equivalent to the rate currently offered by the FHLB of New York on borrowings of similar type and maturity.

Other Borrowings-- For these short-term borrowings, the fair value is based on the discounted value of contractual cash flows. The discount rate is equivalent to the rate currently offered for borrowings of similar type and maturity.

Mortgage Escrow Funds and Due to Banks -- For these short-term liabilities, the carrying amount is a reasonable estimate of fair value.

Trust Preferred Securities -- For these securities, fair value is based on a quoted market price.

Commitments to Extend Credit and Unused Lines of Credit -- The fair value of commitments is estimated to be zero since the fees collected on commitments to extend credit approximates the amount of costs incurred. No estimated fair value is presented for unused lines of credit because the rates associated with these lines are market rates.

Commitments to Purchase Loans -- No fair value is estimated due to the short-term nature of these commitments.

Interest Rate Swaps-- For this off-balance sheet financial instrument, fair value represents the amount the Company would have to pay to terminate the agreements based upon quoted market prices as provided by financial institutions which are counter parties to the agreements.


S.  Related Party Transactions

In the ordinary course of business, the Company at times has made loans to and engaged in other financial transactions with its directors, officers and employees. Such transactions are generally made on substantially the same terms as those prevailing at the time for comparable transactions with others and do not involve more than normal risk of collectibility.

                PENNFED FINANCIAL SERVICES INC, AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

The following sets forth an analysis of loans, all of which are current, to directors, officers and employees:

                                                      1999               1998
                                                     -------            -------
                                                          (In thousands)
Balance, beginning of year ...............           $ 3,963            $ 3,870
New loans granted ........................               728                961
Repayments/reductions ....................            (1,083)              (868)
                                                     -------            -------
Balance, end of year .....................           $ 3,608            $ 3,963
                                                     =======            =======

In addition to the above amount of loans, at June 30, 1999 and 1998, there was $46,000 and $38,000, respectively, of outstanding balances on overdraft checking lines for directors, officers and employees.


T.  Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging purposes. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 delays the original effective date of SFAS 133. In accordance with SFAS 137, SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Although management has not yet fully evaluated the effects, the impact of SFAS 133 on the Company's financial condition or results of operations is directly related to the size and composition of the Company's portfolio of derivatives and market conditions both at the time of adoption and each reporting period thereafter.

                PENNFED FINANCIAL SERVICES INC, AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

U. Condensed Financial Information of PennFed Financial Services, Inc. (Parent Company Only)

The following are the condensed financial statements for PennFed, parent company only, as of June 30, 1999 and 1998 and for the years ended June 30, 1999, 1998 and 1997 and should be read in conjunction with the Notes to Consolidated Financial Statements.


Condensed Statements of Financial Condition

                                                                 June 30,
                                                         -----------------------
                                                           1999           1998
                                                         --------       --------
                                                             (In thousands)
Assets
Cash .............................................       $     25       $     26
Intercompany overnight investment ................          2,674          3,748
                                                         --------       --------
  Total cash and cash equivalents ................          2,699          3,774
Investment securities held to
  maturity, at amortized cost ....................         11,186         11,201
Investment in subsidiaries .......................        134,359        123,216
Prepaid Trust Preferred securities expenses ......          1,757          1,819
Accrued interest receivable ......................            271            271
Other assets .....................................          1,560             39
                                                         --------       --------
                                                         $151,832       $140,320
                                                         ========       ========

Liabilities and Stockholders' Equity
Junior subordinated debentures ...................       $ 35,568       $ 35,568
Intercompany loan payable ........................          7,100           --
Accrued interest payable .........................            528            528
Other accrued expenses and other liabilities .....          1,136            521
Stockholders' equity .............................        107,500        103,703
                                                         --------       --------
                                                         $151,832       $140,320
                                                         ========       ========

                PENNFED FINANCIAL SERVICES INC, AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

Condensed Statements of Operations

                                                                           Year ended June 30,
                                                                  ------------------------------------
                                                                    1999          1998           1997
                                                                  --------      --------      --------
                                                                         (In thousands)
Income:
Interest income on intercompany balances ....................     $    318      $    860      $    755
Interest income on investment securities ....................        1,006           582          --
Other income ................................................            3             4          --
                                                                  --------      --------      --------
                                                                     1,327         1,446           755
Expenses:
Interest expense on Junior subordinated debentures ..........        3,166         2,198          --
Interest on intercompany loan ...............................          379          --            --
Other expenses ..............................................          365           328           346
                                                                  --------      --------      --------
                                                                     3,910         2,526           346
                                                                  --------      --------      --------

Income (loss) before undistributed net income of subsidiaries       (2,583)       (1,080)          409
Equity in undistributed net income of subsidiaries ..........       13,169        11,923         6,625
                                                                  --------      --------      --------
Income before income taxes ..................................       10,586        10,843         7,034
Income tax expense (benefit) ................................         (871)         (355)          148
                                                                  --------      --------      --------

Net income ..................................................     $ 11,457      $ 11,198      $  6,886
                                                                  ========      ========      ========

                 PENNFED FINANCIAL SERVICES INC, AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


Condensed Statements of Cash Flows
                                                                                                Year ended June 30,
                                                                                     ------------------------------------
                                                                                        1999         1998          1997
                                                                                     --------      --------      --------
                                                                                                 (In thousands)
Cash Flows From Operating Activities:
Net income .....................................................................     $ 11,457      $ 11,198      $  6,886
Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
        Equity in undistributed net income of subsidiaries .....................      (13,169)      (11,923)       (6,625)
        Amortization of investment securities discount .........................           15             8          --
        Amortization of cost of stock plans ....................................          520           534           716
        Increase in accrued interest payable, net of accrued interest receivable         --             257          --
        Increase in other assets ...............................................       (1,459)       (1,819)           (1)
        Increase (decrease) in other liabilities ...............................          615          (294)          165
                                                                                     --------      --------      --------
           Net cash provided by (used in) operating activities .................       (2,021)       (2,039)        1,141
                                                                                     --------      --------      --------

Cash Flows From Investing Activities:
Investments in subsidiary bank .................................................         --         (20,000)         --
Investment in the Trust ........................................................         --          (1,068)         --
Purchase of investment securities ..............................................         --         (11,209)         --
Dividends received from subsidiary bank ........................................        3,246          --            --
Proceeds from principal repayment on ESOP loan .................................          449           418           390
                                                                                     --------      --------      --------
        Net cash provided by (used in) investing activities ....................        3,695       (31,859)          390
                                                                                     --------      --------      --------

Cash Flows From Financing Activities:
Proceeds from issuance of junior subordinated debentures .......................         --          35,568          --
Proceeds from intercompany loan ................................................        7,100          --            --
Purchases of treasury stock, net of re-issuance ................................       (8,496)       (5,249)         (644)
Payment of cash dividends ......................................................       (1,353)       (1,302)         (987)
                                                                                     --------      --------      --------
        Net cash provided by (used in) financing activities ....................       (2,749)       29,017        (1,631)
                                                                                     --------      --------      --------

Net decrease in cash and cash equivalents ......................................       (1,075)       (4,881)         (100)
Cash and cash equivalents, beginning of year ...................................        3,774         8,655         8,755
                                                                                     --------      --------      --------

Cash and cash equivalents, end of year .........................................     $  2,699      $  3,774      $  8,655
                                                                                     ========      ========      ========

Supplemental Disclosures of Cash Flow Information:
    Cash paid during the year for:
        Income taxes ...........................................................     $     --      $     85      $    131
                                                                                     ========      ========      ========

Supplemental Schedule of Non-Cash Activities:
    Issuance of treasury stock for MRP .........................................     $     --      $     --      $    423
                                                                                     ========      ========      ========

                 PENNFED FINANCIAL SERVICES INC, AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


V.  Quarterly Financial Data (Unaudited)

                                                       Quarter ended
                                 --------------------------------------------------------
                                               1998                        1999
                                 ----------------------------    -----------------------
                                 September 30    December 31     March 31        June 30
                                 ------------    -----------     --------        -------
                                       (In thousands, except per share amounts)
Total interest income ......        $27,238        $26,552        $26,072        $25,695
Total interest expense .....         18,944         18,361         17,533         17,080
                                    -------        -------        -------        -------
Net Interest income ........          8,294          8,191          8,539          8,615
Provision for loan losses ..            175            185            210            210
Non-interest income ........          1,015            912            995            624
Non-interest expenses ......          4,672          4,544          4,790          4,638
Income tax expense .........          1,611          1,556          1,626          1,511
                                    -------        -------        -------        -------
  Net income ...............        $ 2,851        $ 2,818        $ 2,908        $ 2,880
                                    =======        =======        =======        =======
Net income per common share:
  Basic ....................        $  0.33        $  0.33        $  0.35        $  0.35
                                    =======        =======        =======        =======
  Diluted ..................        $  0.31        $  0.31        $  0.33        $  0.33
                                    =======        =======        =======        =======
                                                       Quarter ended
                                 --------------------------------------------------------
                                               1998                        1999
                                 ----------------------------    -----------------------
                                 September 30    December 31     March 31        June 30
                                 ------------    -----------     --------        -------
                                       (In thousands, except per share amounts)
Total interest income ......        $23,827        $25,034        $25,925        $26,019
Total interest expense .....         15,665         16,942         17,511         17,925
                                    -------        -------        -------        -------
Net interest income ........          8,162          8,092          8,414          8,094
Provision for loan losses ..            150            150            150            150
Non-interest income ........            485            604            949            629
Non-interest expenses ......          4,221          4,265          4,503          4,400
Income tax expense .........          1,590          1,539          1,662          1,451
                                    -------        -------        -------        -------
  Net income ...............        $ 2,686        $ 2,742        $ 3,048        $ 2,722
                                    =======        =======        =======        =======

Net income per common share:
  Basic ....................        $  0.30        $  0.31        $  0.34        $  0.30
                                    =======        =======        =======        =======
  Diluted ..................        $  0.28        $  0.28        $  0.31        $  0.28
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


                                    PART III

Item  10.  Directors  and  Executive  Officers  of  the  Registrant

Information Concerning Directors and Executive Officers

Information concerning Directors of the Registrant is incorporated herein by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 27, 1999, except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year. For information concerning Executive Officers of the Registrant who are not also Directors, see "Executive Officers" in Part I of this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by Directors, Officers and ten percent beneficial owners of the Registrant is incorporated herein by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 27, 1999.


Item 11.  Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 27, 1999, except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 27, 1999, except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.  Certain Relationships and Related Transactions

Information   concerning  certain  relationships  and  related  transactions  is incorporated herein by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 27, 1999, except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
      (a) (1) Financial Statements

      The following information appearing in Part I, Item 8 of this Form 10-K is incorporated herein by reference.


      Independent Auditors' Report

           Consolidated Statements of Financial Condition at June 30, 1999 and 1998

           Consolidated Statements of Income for the Years Ended June 30, 1999, 1998 and 1997

           Consolidated Statements of Changes in Stockholders' Equity for the Years Ended June 30, 1999, 1998 and 1997

           Consolidated Statements of Cash Flows for the Years Ended June 30, 1999, 1998 and 1997

           Notes to Consolidated Financial Statements

      (a) (2)  Financial Statement Schedules:

      All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a) (3)  Exhibits:



   Regulation                                                                                                Reference to
       S-K                                                                                                   Prior Filing
     Exhibit                                                                                                  or Exhibit
      Number                             Document                                                               Number
------------------------------------------------------------------------------------------------------------------------------
      2           Plan of acquisition, reorganization, arrangement, liquidation or succession                     None
      3 (i)       Certificate of Incorporation                                                                      *
      3 (ii)      Bylaws                                                                                           3.2
      4           Instruments defining the rights of security holders, including indentures                         *
      4 (i)       Stockholder Protection Rights Agreement                                                          ***
      9           Voting trust agreement                                                                          None
     10           Material contracts:
                  (a) Employee Stock Ownership Plan                                                                 *
                  (b) 1994 Stock Option and Incentive Plan                                                        ****
                  (c) Management Recognition Plan                                                                   *
                  (d) Employment Agreement with Joseph L. LaMonica                                                 **
                  (e) Employment Agreement with Patrick D. McTernan                                                **
                  (f) Employment Agreement with Lucy T. Tinker                                                     **
                  (g) Amendment to Employment Agreement with Joseph L. LaMonica                                   10.7
                  (h) Amendment to Employment Agreement with Lucy T. Tinker                                       10.8
                  (i) Amendment to Employment Agreement with Patrick D. McTernan                                  10.9
                  (j) Employment Agreement with Jeffrey J. Carfora                                                10.10
                  (k) Employment Agreement with Barbara A. Flannery                                               10.11
     11           Statement re: computation of per share earnings                                                 11
     12           Statements re: computation of ratios                                                            12
     13           Annual Report to security holders                                                           Not required
     16           Letter re: change in certifying accountant                                                  Not required
     18           Letter re: change in accounting principles                                                      None
     19           Previously unfiled documents                                                                    None
     21           Subsidiaries of the registrant                                                                   21
     22           Published report regarding matters submitted to vote of security holders                        None
     23           Consents of independent auditors and counsel                                                     23
     24           Power of Attorney                                                                           Not required
     27           Financial Data Schedule                                                                          27
     28           Information from reports furnished to state insurance regulatory authorities                Not required
     99           Additional Exhibits                                                                         Not applicable

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

***Filed as an exhibit to the Company's Registration Statement on Form 8-A under the Securities Act of 1934, filed with the Securities and Exchange Commission on March 28, 1996 as amended on Form 8-A/A (the "Form 8-A/A") filed with the Securities and Exchange Commission on February 11, 1998 and as further amended on Form 8-A/A-2 (the "Form 8-A/A-2") filed with the Securities and Exchange Commission on October 14, 1998. The First Amendment to the Stockholders Protection Rights Agreement is filed as an exhibit to the Form 8-A/A and the Second Amendment to the Stockholders Protection Rights Agreement is filed as an exhibit to the Form 8-A/A-2. These documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

****Filed as an appendix to the Company's definitive proxy statement filed with the Securities and Exchange Commission on September 26, 1997.

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the three month period ended June 30, 1999.