Form 10-Q
period 1999-09-30
PENNFED FINANCIAL SERVICES INC
filed 1999-11-12
CIK 920945

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the  transition  period from           to

                         Commission file number 0-24040


                        PENNFED FINANCIAL SERVICES, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                  22-3297339
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

        622 Eagle Rock Avenue, West Orange, New Jersey             07052-2989
        ----------------------------------------------             ----------
           (Address of principal executive offices)                (Zip Code)


       Registrant's telephone number, including area code: (973) 669-7366
                                                           --------------


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

                                   YES  [X]   NO [ ]

         As of November 3, 1999, there were issued and outstanding 8,845,268 shares of the Registrant's Common Stock.

PART I - Financial Information
Item 1.  Financial Statements

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

                                                                                     September 30,       June 30,
                                                                                          1999             1999
                                                                                     ------------      ------------
                                                                                         (Dollars in thousands)
ASSETS
Cash and cash equivalents                                                            $      9,497      $      9,900
Investment securities held to maturity, at amortized cost, market value of
     $296,105 and $281,880 at  September 30, 1999 and June 30, 1999                       313,090           293,282
Mortgage-backed securities held to maturity, at amortized cost, market value
     of $114,539 and $128,617 at September 30, 1999 and June 30, 1999                     114,193           127,983
Loans held for sale                                                                          --               5,180
Loans receivable, net of allowance for loan losses of $3,363 and $3,209
     at September 30, 1999 and June 30, 1999                                            1,095,459         1,061,431
Premises and equipment, net                                                                19,502            19,240
Real estate owned, net                                                                        647               936
Federal Home Loan Bank of  New York stock, at cost                                         17,186            16,623
Accrued interest receivable, net                                                           11,228             9,680
Goodwill and other intangible assets                                                       10,555            11,118
Other assets                                                                                2,186             3,390
                                                                                     ------------      ------------
                                                                                     $  1,593,543      $  1,558,763
                                                                                     ============      --==========

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
     Deposits                                                                        $  1,063,684      $  1,063,600
     Federal Home Loan Bank of New York advances                                          304,465           244,465
     Other borrowings                                                                      62,275            88,738
     Mortgage escrow funds                                                                 10,481            10,102
     Due to banks                                                                           5,233             7,385
     Accounts payable and other liabilities                                                 3,844             4,230
                                                                                     ------------      ------------
     Total liabilities                                                                  1,449,982         1,418,520
                                                                                     ------------      ------------

     Guaranteed Preferred Beneficial Interests in the Company's
         Junior Subordinated Debentures                                                    34,500            34,500
     Unamortized issuance expenses                                                         (1,741)           (1,757)
                                                                                     ------------      ------------
     Net Trust Preferred securities                                                        32,759            32,743
                                                                                     ------------      ------------

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Financial Condition (continued)

                                                                                     September 30,       June 30,
                                                                                          1999             1999
                                                                                     ------------      ------------
                                                                                         (Dollars in thousands)

Stockholders' Equity:
     Serial preferred stock, $.01 par value, 7,000,000 shares
         authorized, no shares issued                                                        --                --
     Common stock, $.01 par value, 15,000,000 shares authorized, 11,900,000 and 11,897,858 shares  issued and 8,845,268 and 8,813,416 shares outstanding at September 30, 1999 and June 30, 1999  (excluding  shares held in treasury of 3,054,732 and 3,084,442 at
         September 30, 1999 and June 30, 1999)                                                 60                59
     Additional paid-in capital                                                            59,813            59,488
     Restricted stock - Management Recognition Plan                                           (36)             --
     Employee Stock Ownership Plan Trust debt                                              (2,683)           (2,804)
     Retained earnings, partially restricted                                               83,276            80,673
     Treasury stock, at cost, 3,054,732 and 3,084,442 shares at
         September 30, 1999 and June 30, 1999                                             (29,628)          (29,916)
                                                                                     ------------      ------------
     Total stockholders' equity                                                           110,802           107,500
                                                                                     ------------      ------------
                                                                                     $  1,593,543         1,558,763
                                                                                     ============      --==========

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Income
                                                         Three months ended September 30,
                                                         --------------------------------
                                                              1999             1998
                                                          -----------     -----------
                                                          (Dollars in thousands, except
                                                                per share amounts)
Interest and Dividend Income:
     Interest and fees on loans                           $    19,037     $    20,199
     Interest on federal funds sold                              --                 3
     Interest and dividends on investment securities            5,583           3,788
     Interest on mortgage-backed securities                     2,015           3,248
                                                          -----------     -----------
                                                               26,635          27,238
                                                          -----------     -----------
Interest Expense:
     Deposits                                                  11,409          12,648
     Borrowed funds                                             5,285           5,513
     Trust Preferred securities                                   783             783
                                                          -----------     -----------
                                                               17,477          18,944
                                                          -----------     -----------
Net Interest and Dividend Income Before Provision
     for Loan Losses                                            9,158           8,294
Provision for Loan Losses                                         210             175
                                                          -----------     -----------
Net Interest and Dividend Income After Provision
     for Loan Losses                                            8,948           8,119
                                                          -----------     -----------

Non-Interest Income:
     Service charges                                              556             541
     Net gain (loss) from real estate operations                   30             (37)
     Net gain on sales of loans                                    33             417
     Other                                                        189              94
                                                          -----------     -----------
                                                                  808           1,015
                                                          -----------     -----------

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Income (continued)
                                                         Three months ended September 30,
                                                         --------------------------------
                                                              1999             1998
                                                          -----------     -----------
                                                          (Dollars in thousands, except
                                                                per share amounts)

Non-Interest Expenses:
     Compensation and employee benefits                         2,511           2,235
     Net occupancy expense                                        383             327
     Equipment                                                    440             425
     Advertising                                                   82              76
     Amortization of intangibles                                  562             598
     Federal deposit insurance premium                            159             159
     Other                                                        832             852
                                                          -----------     -----------
                                                                4,969           4,672
                                                          -----------     -----------

Income Before Income Taxes                                      4,787           4,462
Income Tax Expense                                              1,705           1,611
                                                          -----------     -----------
Net Income                                                $     3,082     $     2,851
                                                          ===========     ===========

Weighted average number of common shares outstanding:
     Basic                                                  8,296,598       8,663,450
                                                          ===========     ===========
     Diluted                                                8,909,660       9,327,443
                                                          ===========     ===========

Net income per common share:
     Basic                                                $      0.37     $      0.33
                                                          ===========     ===========
     Diluted                                              $      0.35     $      0.31
                                                          ===========     ===========

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

                                                                          Three months ended September 30,
                                                                                   1999          1998
                                                                                 --------      --------
                                                                                 (Dollars in thousands)
Cash Flows from Operating Activities:
     Net income                                                                  $  3,082      $  2,851
     Adjustments to reconcile net income to net cash provided by operating activities:
     Net gain on sales of loans                                                       (33)         (417)
     Proceeds from sales of loans held for sale                                     5,324        26,766
     Net gain on sales of real estate owned                                           (36)           (7)
     Amortization of investment and mortgage-backed securities
       premium, net                                                                    60           101
     Depreciation and amortization                                                    352           345
     Provision for losses on loans and real estate owned                              210           208
     Amortization of cost of stock plans                                              446           533
     Amortization of intangibles                                                      562           598
     Amortization of premiums on loans and loan fees                                  405           483
     Amortization of Trust Preferred securities issuance costs                         16            16
     Increase in accrued interest receivable, net of accrued
       interest payable                                                            (1,105)         (882)
     Decrease in other assets                                                       1,204         1,867
     Decrease in accounts payable and other liabilities                              (420)         (132)
     Increase in mortgage escrow funds                                                379           364
     Decrease in due to banks                                                      (2,152)       (6,847)
     Other, net                                                                       (48)         --
                                                                                 --------      --------
Net cash provided by operating activities                                           8,246        25,847
                                                                                 --------      --------

Cash Flows from Investing Activities:
     Proceeds from maturities of investment securities                                165        27,070
     Purchases of investment securities held to maturity                          (19,991)      (42,688)
     Net outflow from loan originations net of principal repayments of loans      (13,661)      (36,325)
     Purchases of loans                                                           (21,208)       (9,808)
     Proceeds from principal repayments of mortgage-backed securities              13,813        22,559
     Purchases of mortgage-backed securities                                          (65)         --
     Proceeds from sale of premises and equipment                                     250          --
     Purchases of premises and equipment                                             (816)         (851)
     Proceeds from sale of real estate owned                                          440           329
     Purchases of Federal Home Loan Bank of New York stock                           (563)       (1,233)
                                                                                 --------      --------
     Net cash used in investing activities                                        (41,636)      (40,947)
                                                                                 --------      --------

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)

                                                                          Three months ended September 30,
                                                                                   1999          1998
                                                                                 --------      --------
                                                                                 (Dollars in thousands)
Cash Flows from Financing Activities:
     Net increase (decrease) in deposits                                             (359)       53,866
     Increase (decrease) in advances from the Federal Home Loan Bank
       of New York and other borrowings                                            33,537       (34,875)
     Cash dividends paid                                                             (343)         (313)
     Purchases of treasury stock, net of reissuance                                   152        (2,301)
                                                                                 --------      --------
     Net cash provided by financing activities                                     32,987        16,377
                                                                                 --------      --------
Net Increase (Decrease) in Cash and Cash Equivalents                                 (403)        1,277
Cash and Cash Equivalents, Beginning of Period                                      9,900        10,960
                                                                                 --------      --------
Cash and Cash Equivalents, End of Period                                         $  9,497      $ 12,237
                                                                                 ========      ========

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
     Interest                                                                    $ 17,120      $ 17,143
                                                                                 ========      ========
     Income taxes                                                                $    209      $    ---
                                                                                 ========      ========

Supplemental Schedule of Non-Cash Activities:
     Transfer of loans receivable to real estate owned, net                      $    114      $     19
                                                                                 ========      ========
     Transfer of loans receivable to loans held for sale, at market              $    111      $    ---
                                                                                 ========      ========


See notes to consolidated financial statements.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation

The interim consolidated financial statements of PennFed Financial Services, Inc. ("PennFed") and subsidiaries (with its subsidiaries, the "Company") include the accounts of PennFed and its subsidiaries, Penn Federal Savings Bank (the "Bank") and PennFed Capital Trust I. These interim consolidated financial statements included herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1999. The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. There were no adjustments of a non-recurring nature recorded during the three months ended September 30, 1999 and 1998. The interim results of operations presented are not necessarily indicative of the results for the full year.

When necessary, reclassifications have been made to conform to current period presentation.

2. Computation of EPS

The computation of EPS is presented in the following table.

                                                            Three months ended September 30,
                                                                  1999            1998
                                                              -----------     -----------
                                                             (Dollars in thousands, except
                                                                   per share amounts)
Net income                                                    $     3,082     $     2,851
                                                              ===========     ===========

Number of shares outstanding:
  Weighted average shares issued                               11,899,371      11,900,000
  Less:  Weighted average shares held in treasury               3,066,216       2,608,412
  Less:  Average shares held by the ESOP                          952,000         952,000
  Plus:  ESOP shares released or committed to be released
            during the fiscal year                                415,443         323,862
                                                              -----------     -----------
         Average basic shares                                   8,296,598       8,663,450
  Plus:  Average common stock equivalents                         613,062         663,993
                                                              -----------     -----------
         Average diluted shares                                 8,909,660       9,327,443
                                                              ===========     ===========

Earnings per common share:
         Basic                                                $      0.37     $      0.33
                                                              ===========     ===========
         Diluted                                              $      0.35     $      0.31
                                                              ===========     ===========

3. Stockholders' Equity and Regulatory Capital

The Bank's capital amounts and ratios are presented in the following table.

                                                                                                              To Be Well
                                                                                 For Minimum              Capitalized Under
                                                                               Capital Adequacy           Prompt Corrective
                                                        Actual                     Purposes               Action Provisions
                                                  -----------------        ----------------------         -----------------
                                                  Amount      Ratio         Amount          Ratio         Amount      Ratio
                                                  ------      -----         ------          -----         ------      -----
                                                                           (Dollars in thousands)
As of September 30, 1999
Tangible capital, and ratio to
   adjusted total assets...................      $124,740      7.87%       $23,766           1.50%           N/A       N/A
Tier I (core) capital, and ratio to
   adjusted total assets...................      $124,740      7.87%       $63,376           4.00%       $79,220      5.00%
Tier I (core) capital, and ratio to
   risk-weighted assets....................      $124,740     15.84%       $31,505           4.00%       $47,258      6.00%
Total risk-based capital, and ratio to
   risk-weighted assets....................      $127,924     16.24%       $63,011           8.00%       $78,763     10.00%

As of June 30, 1999
Tangible capital, and ratio to
   adjusted total assets...................      $121,910      7.88%       $23,207           1.50%           N/A       N/A
Tier I (core) capital, and ratio to
   adjusted total assets...................      $121,943      7.88%       $61,888           4.00%       $77,360      5.00%
Tier I (core) capital, and ratio to
   risk-weighted assets....................      $121,943     15.90%       $30,687           4.00%       $46,030      6.00%
Total risk-based capital, and ratio to
   risk-weighted assets....................      $124,976     16.29%       $61,374           8.00%       $76,717     10.00%


The above table reflects information for the Bank. Savings and loan holding companies, such as PennFed, are not subject to capital requirements for capital adequacy purposes or for prompt corrective action requirements. Bank holding companies, however, are subject to capital requirements established by the Board of Governors of the Federal Reserve System (the "FRB"). The following table summarizes the Company's capital amounts and ratios under the FRB's capital requirements for bank holding companies.

                                                                                                              To Be Well
                                                                                 For Minimum              Capitalized Under
                                                                               Capital Adequacy           Prompt Corrective
                                                        Actual                     Purposes               Action Provisions
                                                  -----------------        ----------------------         -----------------
                                                  Amount      Ratio         Amount          Ratio         Amount      Ratio
                                                  ------      -----         ------          -----         ------      -----
                                                                           (Dollars in thousands)
As of September 30, 1999
Tangible capital, and ratio to
   adjusted total assets...................      $133,639      8.44%       $23,748           1.50%           N/A       N/A
Tier I (core) capital, and ratio to
   adjusted total assets...................      $133,639      8.44%       $63,328           4.00%       $79,159      5.00%
Tier I (core) capital, and ratio to
   risk-weighted assets....................      $133,639     17.24%       $31,004           4.00%       $46,506      6.00%
Total risk-based capital, and ratio to
   risk-weighted assets....................      $136,824     17.65%       $62,009           8.00%       $77,511     10.00%

As of June 30, 1999
Tangible capital, and ratio to
   adjusted total assets...................      $128,385      8.29%       $23,217           1.50%           N/A       N/A
Tier I (core) capital, and ratio to
   adjusted total assets...................      $128,419      8.30%       $61,913           4.00%       $77,391      5.00%
Tier I (core) capital, and ratio to
   risk-weighted assets....................      $128,419     16.98%       $30,253           4.00%       $45,380      6.00%
Total risk-based capital, and ratio to
   risk-weighted assets....................      $131,452     17.38%       $60,507           8.00%       $75,633     10.00%

4. Subsequent Event

On October 27, 1999, the Company announced a 5% stock repurchase program to be in effect over the next 18 months.

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

Financial Condition

Total assets increased $34.8 million to $1.594 billion at September 30, 1999 from total assets of $1.559 billion at June 30, 1999. The increase was due to the originations and purchases of loans and purchases of investment securities offset by principal payments on loans and mortgage-backed securities.

Deposits remained unchanged at $1.064 billion at September 30, 1999 and at June 30, 1999. Growth in retail certificates of deposit was offset by a reduction in municipal certificates of deposit. Federal Home Loan Bank ("FHLB") of New York advances increased $60.0 million from $244.5 million at June 30, 1999, reflecting growth in medium-term borrowings. Other borrowings, including overnight borrowings, totaled $62.3 million at September 30, 1999, a $26.4 million decrease from $88.7 million at June 30, 1999.

Non-performing assets at September 30, 1999 totaled $4.1 million, representing 0.26% of total assets, compared to $4.6 million, or 0.30% of total assets, at June 30, 1999. Non-accruing loans totaled $3.5 million, with a ratio of non-accruing loans to total loans of 0.31%, at September 30, 1999 as compared to $3.7 million, or 0.34% of total loans, at June 30, 1999. Real estate owned decreased to $647,000 at September 30, 1999 from $936,000 at June 30, 1999.

Stockholders' equity at September 30, 1999 totaled $110.8 million compared to $107.5 million at June 30, 1999. The increase primarily reflects the net income recorded for the three months ended September 30, 1999, partially offset by the declaration of dividends.

Results of Operations

General. For the three months ended September 30, 1999 net income was $3.1 million, or $0.35 per diluted share, compared to net income of $2.9 million, or $0.31 per diluted share, for the comparable prior year period.

Interest and Dividend Income. Interest and dividend income for the three months ended September 30, 1999 decreased to $26.6 million from $27.2 million for the three months ended September 30, 1998. The decrease in the current year period was primarily due to a decrease in the average yield earned on interest-earning assets. The average yield earned on interest-earning assets decreased to 7.00% for the three months ended September 30, 1999 from 7.16% for the three months ended September 30, 1998.

Interest income on residential one- to four-family mortgage loans for the three months ended September 30, 1999 decreased $1.6 million when compared to the prior year period. The decrease in interest income on residential one- to four-family mortgage loans was due to a decrease of $66.2 million in the average balance outstanding for the three months ended September 30, 1999 compared to the prior year period. The decrease in interest income on residential one- to four-family mortgage loans was also due to a decrease of 17 basis points in the average yield earned on this loan portfolio to 6.94% for the three months ended September 30, 1999 from 7.11% for the comparable prior year period.

Interest on investment securities and other interest-earning assets increased $1.8 million for the three months ended September 30, 1999 from the comparable prior year period. The increase was primarily due to an increase of $108.5 million in the average balance outstanding for the current year period over the prior year period. The increase in the average balance on investment securities and other interest-earning assets was partially offset by a 19 basis point decrease in the average yield earned on these securities for the three months ended September 30, 1999 when compared to the prior year period.

Interest income on the mortgage-backed securities portfolio decreased $1.2 million for the three months ended September 30, 1999 as compared to the prior year period. The decrease in interest income on mortgage-backed securities primarily reflects a $71.1 million decrease in the average balance outstanding for the three months ended September 30, 1999 compared to the prior year period.

Interest Expense. Interest expense decreased $1.5 million for the three months ended September 30, 1999 from $18.9 million for the comparable 1998 period. The decrease was attributable to a $12.8 million decrease in total average deposits and borrowings and a 36 basis point decline in the Company's cost of funds. The average rate paid on deposits, borrowings and Trust Preferred securities decreased to 4.82% for the three months ended September 30, 1999 from 5.18% for the comparable prior year period.

Net Interest and Dividend Income. Net interest and dividend income for the three months ended September 30, 1999 was $9.2 million, reflecting an increase from $8.3 million recorded in the comparable prior year period. The increase primarily reflects the Company's improvement in net interest rate spread. The net interest rate spread and net interest margin for the three months ended September 30, 1999 were 2.18% and 2.43%, respectively, an increase from 1.98% and 2.21%, respectively, for the comparable prior year period. The increase in the net interest rate spread and net interest margin were primarily attributable to the decrease in the average rate paid on deposits and borrowings.

Provision for Loan Losses. The provision for loan losses for the three months ended September 30, 1999 was $210,000 compared to $175,000 for the prior year period. The allowance for loan losses at September 30, 1999 of $3.4 million reflects a $154,000 increase from the June 30, 1999 level. The allowance for loan losses as a percentage of non-accruing loans was 97.37% at September 30, 1999, compared to 87.44% at June 30, 1999.

Non-Interest Income. For the three months ended September 30, 1999 non-interest income was $808,000 compared to $1.0 million for the prior year period. The decrease was primarily attributable to a $384,000 reduction in the net gain on sales of loans during the three months ended September 30, 1999 as compared to the prior year period. For the three months ended September 30, 1999 $5.3 million of one- to four-family residential mortgage loans were sold in the secondary market for a net gain of $33,000. This compares to a $417,000 net gain on sales of $26 million of one- to four-family residential mortgage loans during the three months ended September 30, 1998. Due to the higher interest rate and steeper yield curve environment in the current period, loan sale activity was reduced from the fiscal 1999 level, as the majority of new production was retained in portfolio. The level of such activity will continue to be evaluated with primary consideration given to interest rate risk and long-term profitability objectives. The decrease in net gain on sales of loans during the current period was partially offset by a $15,000 increase in service charge income, a $67,000 increase in the net gain (loss) from real estate operations and a $95,000 increase in other non-interest income, when compared to the prior year period. Other non-interest income for the three months ended September 30, 1999 included a $48,000 gain on the sale of a former branch location and a $51,000 increase in earnings from the Investment Services at Penn Federal program. Through this program, customers have convenient access to financial consulting/advisory services and related non-deposit investment products.

Non-Interest Expenses. The Company's non-interest expenses were $5.0 million for the three months ended September 30, 1999 compared to $4.7 million for the prior year period. In February 1999 and June 1999, the Company opened new branches in Toms River and Livingston, NJ, respectively. Growth in retail branches and in loan origination and servicing capacity, as well as investment in technology over the last eighteen months, has resulted in a slight increase in non-interest expenses in the current period when compared to the prior year period. The Company's non-interest expenses as a percent of average assets increased to 1.26% for the three months ended September 30, 1999 from 1.18% for the comparable prior year period.

Income Tax Expense. Income tax expense was $1.7 million for the three months ended September 30, 1999 compared to $1.6 million for the three months ended September 30, 1998. The effective tax rate for the three months ended September 30, 1999 was 35.6%. The effective tax rate was 36.1% for the three months ended September 30, 1998.

Analysis of Net Interest Income

The following table sets forth certain information relating to the Company's consolidated statements of financial condition and the consolidated statements of income for the three months ended September 30, 1999 and 1998, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived from average daily balances. The average balance of loans receivable includes non-accruing loans. The yields and costs include fees which are considered adjustments to yields.

                                                                            Three Months Ended September 30,
                                                   -----------------------------------------------------------------------------
                                                                     1999                                     1998
                                                   ------------------------------------      -----------------------------------
                                                      Average      Interest                    Average      Interest
                                                   Outstanding      Earned/     Yield/       Outstanding     Earned/     Yield/
                                                      Balance        Paid      Rate (1)        Balance        Paid      Rate (1)
                                                    ----------     -------       ----        -----------     -------      ----
                                                                              (Dollars in thousands)
Interest-earning assets:
    One- to four-family mortgage
       loans...................................     $  929,523     $16,143       6.94%       $   995,729     $17,720      7.11%
    Commercial and multi-family real
       estate loans............................         73,049       1,554       8.35             64,804       1,434      8.83
    Consumer loans.............................         74,449       1,340       7.14             56,451       1,045      7.34
                                                    ----------     -------                   -----------     -------
       Total loans receivable..................      1,077,021      19,037       7.05          1,116,984      20,199      7.22

    Federal funds sold.........................            ---         ---        ---                240           3      5.21
    Investment securities and other............        319,616       5,583       6.99            211,102       3,788      7.18
    Mortgage-backed securities.................        120,969       2,015       6.66            192,032       3,248      6.77
                                                    ----------     -------                   -----------     -------
       Total interest-earning assets...........      1,517,606     $26,635       7.00          1,520,358     $27,238      7.16
                                                                   =======                                   =======

Non-interest earning assets....................         56,137                                    58,435
                                                    ----------                                ----------
       Total assets ...........................     $1,573,743                                $1,578,793
                                                    ==========                                ==========

Deposits, borrowings and Trust
    Preferred securities:
    Money market and demand deposits...........    $   110,982   $     289       1.03%      $     95,602   $     312      1.29%
    Savings deposits...........................        165,212         692       1.66            164,804         831      2.00
    Certificates of deposit....................        774,774      10,428       5.36            792,145      11,505      5.79
                                                    ----------     -------                   -----------     -------
       Total deposits..........................      1,050,968      11,409       4.32          1,052,551      12,648      4.79

    FHLB of New York advances..................        273,906       4,123       5.93            262,413       4,006      6.02
    Other borrowings...........................         81,865       1,162       5.55            104,532       1,507      5.64
                                                    ----------     -------                   -----------     -------
       Total deposits and borrowings...........      1,406,739      16,694       4.71          1,419,496      18,161      5.08
    Trust Preferred securities.................         32,751         783       9.56             32,689         783      9.58
                                                    ----------     -------                   -----------     -------
       Total deposits, borrowings and
           Trust Preferred securities..........      1,439,490     $17,477       4.82          1,452,185     $18,944      5.18
                                                                   =======                                   =======

                                                                            Three Months Ended September 30,
                                                   -----------------------------------------------------------------------------
                                                                     1999                                     1998
                                                   ------------------------------------      -----------------------------------
                                                      Average      Interest                    Average      Interest
                                                   Outstanding      Earned/     Yield/       Outstanding     Earned/     Yield/
                                                      Balance        Paid      Rate (1)        Balance        Paid      Rate (1)
                                                    ----------     -------       ----        -----------     -------      ----
                                                                              (Dollars in thousands)
Other liabilities..............................         25,405                                    23,012
                                                    ----------                               -----------
       Total liabilities.......................      1,464,895                                 1,475,197
Stockholders' equity...........................        108,848                                   103,596
                                                    ----------                               -----------
       Total liabilities and stockholders'
           equity .............................     $1,573,743                               $ 1,578,793
                                                    ==========                               ===========

Net interest income and net
    interest rate spread.......................                   $  9,158       2.18%                      $  8,294      1.98%
                                                                  ========       ====                       ========      ====

Net interest-earning assets and
    interest margin ...........................     $   78,116                   2.43%       $    68,173                  2.21%
                                                    ==========                   ====        ===========                  ====

Ratio of interest-earning assets to
    deposits, borrowings and Trust
      Preferred securities.....................                                105.43%                                  104.69%
                                                                               ======                                   ======

(1)  Annualized.

Non-Performing Assets

The  table  below  sets  forth  the   Company's   amounts  and   categories   of
non-performing assets. Loans are placed on non-accrual status when the collection of principal or interest becomes delinquent more than 90 days. There are no loans delinquent more than 90 days which are still accruing. Real estate owned represents assets acquired in settlement of loans and is shown net of valuation allowances.

                                                         September 30,  June 30,
                                                              1999        1999
                                                             ------      ------
                                                           (Dollars in thousands)
Non-accruing loans:
     One- to four-family                                     $2,762      $2,937
     Commercial and multi-family                                 95          46
     Consumer                                                   597         687
                                                             ------      ------
         Total non-accruing loans                             3,454       3,670

Real estate owned, net                                          647         936
                                                             ------      ------

         Total non-performing assets                          4,101       4,606
                                                             ------      ------

         Total risk elements                                 $4,101      $4,606
                                                             ======      ======

Non-accruing loans as a percentage of total loans              0.31%       0.34%
                                                             ======      ======

Non-performing assets as a percentage of total assets          0.26%       0.30%
                                                             ======      ======

Total risk elements as a percentage of total assets            0.26%       0.30%
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

Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowances will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to record additions to the allowance level based upon their assessment of the information available to them at the time of their examination. At September 30, 1999, the Company had a total allowance for loan losses of $3.4 million representing 97.37% of total non-accruing loans and 0.31% of total loans.

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

At September 30, 1999, the Company's total deposits, borrowings and Trust Preferred securities maturing or repricing within one year exceeded its total interest-earning assets maturing or repricing within one year by $277.0 million, representing a one year negative gap of 17.38% of total assets. At June 30, 1999, the one year negative gap was 13.61% of total assets. The Company's negative gap position widened from June 30, 1999 partially as a result of an increase in interest rates and a steeper yield curve. Prepayment expectations have declined and asset cash flows have lengthened. Under the current interest rate environment, it is assumed that certain callable investment securities may not be called at their call date, thereby extending the life of these securities. Also contributing to the increase in the negative gap position was the maturity of $30 million notional amount of interest rate swap contracts. Partially offsetting the increase in the negative gap position was an increase in core deposits and medium-term certificates of deposit as well as the addition of medium-term borrowings.

In evaluating the Company's exposure to interest rate risk, certain limitations inherent in the method of interest rate gap analysis must be considered. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgages, have features which restrict changes in interest rates in the short-term and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the gap position. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. The Company considers all of these factors in monitoring its exposure to interest rate risk.

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

As of September 30, 1999, the Bank's internally generated initial NPV ratio was 9.52%. Following a 2% increase in interest rates, the Bank's Post-Shock NPV ratio was 6.92%. The change in the NPV ratio, or the Bank's Sensitivity Measure, was 2.60%. NPV is also measured internally on a consolidated basis. As of September 30, 1999, the Company's initial NPV ratio was 10.06%, the Post-Shock ratio was 7.39%, and the Sensitivity Measure was 2.67%. Variances between the Bank's and the Company's NPV ratios are attributable to balance sheet items which are adjusted during consolidation, such as investments, intercompany borrowings and capital.

Internally generated NPV measurements are based on simulations which utilize institution specific assumptions and, as such, generally result in lower levels of presumed interest rate risk (i.e., higher Post-Shock NPV ratio and lower Sensitivity Measure) than OTS measurements indicate.

The OTS measures the Bank's (unconsolidated) IRR on a quarterly basis using data from the quarterly Thrift Financial Reports, coupled with non-institution specific assumptions which are based on national averages. As of June 30, 1999 (the latest date for which information is available), the Bank's initial NPV ratio, as measured by the OTS, was 8.01%, the Bank's Post-Shock ratio was 4.96% and the Sensitivity Measure was 3.05%.

In addition to monitoring NPV and gap, management also monitors the duration of assets and liabilities and the effects on net interest income resulting from parallel and non-parallel increases or decreases in rates.

At September 30, 1999, based on its internally generated simulation models, the Company's consolidated net interest income projected for one year forward would decrease 10.20% from the base case, or current market, as a result of an immediate and sustained 2% increase in interest rates.

Year 2000

By following a carefully prescribed Year 2000 Project Plan, all mission-critical systems, including interfaces to the main systems, have been completely renovated and tested. Significant progress is being made to inform customers of the Company's Year 2000 preparedness. The Company intends to continue to test systems and plans throughout the remainder of calendar year 1999, as well as to sponsor regional seminars for customers. The Board of Directors continues to be updated on a monthly basis. The OTS also continues to review all of its regulated institutions for Year 2000 preparedness.

Due to variables outside the direct control of the Company, contingency planning is an ongoing process. Contingency planning includes, among other things, potential disruptions in vital utility services, which could negatively impact the Company's ability to service its customers. The Company has developed, and the Board of Directors has reviewed and approved, a business resumption contingency plan. This plan focuses on and attempts to anticipate potential problems that may arise, and provides alternative contingency planning strategies to mitigate risk. The business resumption contingency plan identifies actions that could help reduce the likelihood or lessen the impact of a Year 2000 problem, as well as identifies the appropriate response actions to be taken in the event that a problem does occur.

A critical component of Year 2000 preparedness is to ensure adequate liquidity. Given current retail and wholesale market rates of interest on funds with terms extending over calendar year-end, the Company's cost of funds could increase as December 31, 1999 approaches.

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

The cost for the Year 2000 effort incurred in fiscal 1999 was $45,000. Additional future costs are not expected to have a material effect on the results of operations and are estimated to be $25,000. No additional expenditures are currently anticipated for hardware or software upgrades. The estimated remaining costs are expected to cover any ongoing testing and contingency planning. The actual and estimated expenditures do not include manpower costs of Company personnel associated with a task force, who retain their individual operational responsibilities in addition to Year 2000 duties. The costs are based upon management's analysis of the information currently available to it. No assurance can be given that issues relating to the Year 2000 will not have a material adverse effect on the Company's financial condition or results of operations.

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

Federal regulations require the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows. The current required percentage is 4% of net withdrawable deposits payable on demand or in one year or less and borrowings payable on demand or in one year or less, both as of the end of the preceding calendar quarter. Liquid assets for purposes of this ratio include cash, accrued interest receivable, certain time deposits, U.S. Treasury and government agencies and other securities and obligations generally having remaining maturities of less than five years. All mortgage-backed securities are includable in liquid assets, as well. The Company's most liquid assets are cash and cash equivalents, short-term investments and mortgage-backed securities. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At September 30, 1999 and June 30, 1999, the Bank's liquidity ratios were 19.50% and 21.30%, respectively.

The Company uses its liquid resources principally to fund maturing certificates of deposit and deposit withdrawals, to purchase loans and securities, to fund existing and future loan commitments, and to meet operating expenses. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

The Company's cash needs for the three months ended September 30, 1999 were provided by operating activities, an increase in advances from the FHLB of New York and principal repayments on loans and mortgage-backed securities. During this period, the cash provided was used for investing activities, which included the origination and purchase of loans and the purchase of investment securities. During the three months ended September 30, 1998, the cash needs of the Company were principally provided by operating activities, including sales of loans, an increase in deposits, proceeds from maturities of investment securities and principal repayments on mortgage-backed securities. The cash provided was used for investing activities, which included the origination and purchase of loans and the purchase of investment securities, as well as to reduce borrowings.

Current regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percentage of risk-adjusted assets; a leverage ratio of core capital to total adjusted assets; and a tangible capital ratio expressed as a percentage of total adjusted assets. As of September 30, 1999, the Bank exceeded all regulatory capital requirements and qualified as a "well-capitalized" institution (see Note 3. - Stockholders' Equity and Regulatory Capital, in the Notes to Consolidated Financial Statements).

PART II - Other Information

Item 1.    Legal Proceedings
           None.

Item 2.    Changes in Securities
           None.

Item 3.    Defaults Upon Senior Securities
           None.

Item 4.    Submission of Matters to a Vote of Security Holders
           None.

Item 5.    Other Information
           None.

Item 6.    Exhibits and Reports on Form 8-K

(a)      Exhibits
             Exhibit 11: Statement Regarding Computation of Per Share Earnings.
             Exhibit 27: Financial Data Schedule.

(b)      Reports on Form 8-K
             On July 28, 1999, PennFed Financial Services, Inc. (the Company) issued a press release announcing its fourth quarter results.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PENNFED FINANCIAL SERVICES, INC.



Date: November 12, 1999               By: /s/ Joseph L. LaMonica
                                          ----------------------
                                          Joseph L. LaMonica
                                          President and Chief
                                          Executive Officer





Date: November 12, 1999               By: /s/ Lucy T. Tinker
                                          ------------------
                                          Lucy T. Tinker
                                          Senior Executive Vice President and
                                          Chief Operating Officer
                                          (Principal Financial Officer)





Date: November 12, 1999               By: /s/ Jeffrey J. Carfora
                                          ----------------------
                                          Jeffrey J. Carfora
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Accounting Officer)