Form 10-Q
period 1999-12-31
PENNFED FINANCIAL SERVICES INC
filed 2000-02-11
CIK 920945

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the quarterly period ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from ________________ to _____________________


                         Commission file number 0-24040


                        PennFed Financial Services, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                    22-3297339
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

 622 Eagle Rock Avenue, West Orange, NJ                   07052-2989
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

      As of February 9, 2000, there were issued and outstanding 8,563,727 shares of the Registrant's Common Stock.

PART I - Financial Information
Item 1.  Financial Statements

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

                                                                                            December 31,             June 30,
                                                                                               1999                    1999
                                                                                             ----------             ----------
                                                                                                  (Dollars in thousands)
ASSETS
Cash and cash equivalents.............................................................     $     11,190             $    9,900
Investment securities held to maturity, at amortized cost, market value of
     $278,381 and $281,880 at December 31, 1999 and June 30, 1999.....................          303,073                293,282
Mortgage-backed securities held to maturity, at amortized cost, market value
     of $105,501 and $128,617 at December 31, 1999 and June 30, 1999..................          105,855                127,983
Loans held for sale...................................................................              ---                  5,180
Loans receivable, net of allowance for loan losses of $3,604 and $3,209
     at December 31, 1999 and June 30, 1999...........................................        1,153,490              1,061,431
Premises and equipment, net...........................................................           19,444                 19,240
Real estate owned, net................................................................              142                    936
Federal Home Loan Bank of New York stock, at cost.....................................           19,613                 16,623
Accrued interest receivable, net......................................................            9,641                  9,680
Goodwill and other intangible assets..................................................           10,031                 11,118
Other assets..........................................................................            3,618                  3,390
                                                                                             ----------             ----------
                                                                                             $1,636,097             $1,558,763
                                                                                             ==========             ==========

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
     Deposits.........................................................................       $1,039,873             $1,063,600
     Federal Home Loan Bank of New York advances......................................          344,465                244,465
     Other borrowings.................................................................           87,075                 88,738
     Mortgage escrow funds............................................................            9,967                 10,102
     Due to banks.....................................................................            6,609                  7,385
     Accounts payable and other liabilities...........................................            5,282                  4,230
                                                                                             ----------             ----------
     Total liabilities................................................................        1,493,271              1,418,520
                                                                                             ----------             ----------

     Guaranteed Preferred Beneficial Interests in the Company's
         Junior Subordinated Debentures...............................................           34,500                 34,500
     Unamortized issuance expenses....................................................           (1,726)                (1,757)
                                                                                             ----------             ----------
     Net Trust Preferred securities...................................................           32,774                 32,743
                                                                                             ----------             ----------

Stockholders' Equity:
     Serial preferred stock, $.01 par value, 7,000,000 shares
         authorized, no shares issued.................................................              ---                    ---
     Common stock, $.01 par value, 15,000,000 shares authorized, 11,900,000 and  11,897,858  shares  issued  and  8,568,727  and  8,813,416  shares outstanding  at December 31, 1999 and June 30, 1999  (excluding  shares held in treasury of 3,331,273 and 3,084,442 at
         December 31, 1999 and June 30, 1999).........................................               60                     59
     Additional paid-in capital.......................................................           60,074                 59,488
     Employee Stock Ownership Plan Trust debt.........................................           (2,562)                (2,804)
     Retained earnings, partially restricted..........................................           86,251                 80,673
     Treasury stock, at cost, 3,331,273 and 3,084,442 shares at
         December 31, 1999 and June 30, 1999..........................................          (33,771)               (29,916)
                                                                                             ----------             ----------
     Total stockholders' equity.......................................................          110,052                107,500
                                                                                             ----------             ----------
                                                                                             $1,636,097             $1,558,763
                                                                                             ==========             ==========

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Income
                                                                             Three months ended           Six months ended
                                                                                December 31,                 December 31,
                                                                          -----------------------      -----------------------
                                                                            1999           1998          1999           1998
                                                                          --------       --------      --------       --------
                                                                           (Dollars in thousands, except per share amounts)
Interest and Dividend Income:
     Interest and fees on loans......................................      $20,073        $19,773       $39,110        $39,972
     Interest on federal funds sold..................................           14             23            14             26
     Interest and dividends on investment securities.................        5,702          3,884        11,284          7,672
     Interest on mortgage-backed securities..........................        1,853          2,872         3,869          6,120
                                                                          --------       --------      --------       --------
                                                                            27,642         26,552        54,277         53,790
                                                                          --------       --------      --------       --------
Interest Expense:
     Deposits........................................................       11,479         12,506        22,889         25,154
     Borrowed funds..................................................        5,852          5,072        11,136         10,585
     Trust Preferred securities......................................          783            783         1,566          1,566
                                                                          --------       --------      --------       --------
                                                                            18,114         18,361        35,591         37,305
                                                                          --------       --------      --------       --------
Net Interest and Dividend Income Before Provision
     for Loan Losses.................................................        9,528          8,191        18,686         16,485
Provision for Loan Losses............................................          210            185           420            360
                                                                          --------       --------      --------       --------
Net Interest and Dividend Income After Provision
     for Loan Losses.................................................        9,318          8,006        18,266         16,125
                                                                          --------       --------      --------       --------

Non-Interest Income:
     Service charges.................................................          564            487         1,120          1,028
     Net gain (loss) from real estate operations.....................           51             (9)           81            (46)
     Net gain on sales of loans......................................          ---            345            33            762
     Other...........................................................          152             89           341            183
                                                                          --------       --------      --------       --------
                                                                               767            912         1,575          1,927
                                                                          --------       --------      --------       --------

Non-Interest Expenses:
     Compensation and employee benefits..............................        2,387          2,117         4,898          4,352
     Net occupancy expense...........................................          427            319           810            646
     Equipment.......................................................          453            414           893            839
     Advertising.....................................................           80             62           162            138
     Amortization of intangibles.....................................          525            593         1,087          1,191
     Federal deposit insurance premium...............................          159            152           318            311
     Other...........................................................          898            887         1,730          1,739
                                                                          --------       --------      --------       --------
                                                                             4,929          4,544         9,898          9,216
                                                                          --------       --------      --------       --------

Income Before Income Taxes...........................................        5,156          4,374         9,943          8,836
Income Tax Expense...................................................        1,833          1,556         3,538          3,167
                                                                          --------       --------      --------       --------
Net Income...........................................................     $  3,323       $  2,818      $  6,405       $  5,669
                                                                          ========       ========      ========       ========

Weighted average number of common shares outstanding:
     Basic...........................................................    8,242,098      8,508,098     8,269,348      8,585,774
                                                                         =========      =========     =========      =========
     Diluted.........................................................    8,819,266      9,115,202     8,825,561      9,221,548
                                                                         =========      =========     =========      =========

Net income per common share:
     Basic...........................................................       $0.40           $0.33        $0.77          $0.66
                                                                            =====           =====        =====          =====
     Diluted.........................................................       $0.38           $0.31        $0.73          $0.62
                                                                            =====           =====        =====          =====

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

                                                                                                Six months ended December 31,
                                                                                               -------------------------------
                                                                                                 1999                   1998
                                                                                               --------              ---------
                                                                                                    (Dollars in thousands)
Cash Flows from Operating Activities:
     Net income.......................................................................         $  6,405              $   5,669
     Adjustments to reconcile net income to net cash provided by operating activities:
     Net gain on sales of loans.......................................................              (33)                  (762)
     Proceeds from sales of loans held for sale.......................................            5,324                 74,873
     Net gain on sales of real estate owned...........................................              (89)                   (13)
     Amortization of investment and mortgage-backed securities
       premium, net...................................................................              112                    193
     Depreciation and amortization....................................................              709                    679
     Provision for losses on loans and real estate owned..............................              420                    401
     Amortization of cost of stock plans..............................................              829                  1,044
     Amortization of intangibles......................................................            1,087                  1,191
     Amortization of premiums on loans and loan fees..................................              738                  1,187
     Amortization of Trust Preferred securities issuance costs........................               31                     31
     Increase in accrued interest receivable, net of accrued
       interest payable...............................................................           (2,610)                (2,241)
     (Increase) decrease in other assets..............................................             (228)                    86
     Increase in accounts payable and other liabilities...............................            1,052                    751
     Decrease in mortgage escrow funds................................................             (135)                  (813)
     Decrease in due to banks.........................................................             (776)                (4,258)
     Other, net.......................................................................              (49)                    26
                                                                                               --------              ---------
     Net cash provided by operating activities........................................           12,787                 78,044
                                                                                               --------              ---------

Cash Flows from Investing Activities:
     Proceeds from maturities of investment securities................................           10,165                137,070
     Purchases of investment securities held to maturity..............................          (19,991)              (163,597)
     Net outflow from loan originations net of principal repayments of loans..........          (41,733)               (60,447)
     Purchases of loans...............................................................          (51,710)               (20,351)
     Proceeds from principal repayments of mortgage-backed securities.................           22,271                 43,879
     Purchases of mortgage-backed securities..........................................             (220)                  ---
     Proceeds from sale of premises and equipment.....................................              250                   ---
     Purchases of premises and equipment..............................................           (1,164)                (1,217)
     Proceeds from sale of real estate owned..........................................            1,048                    671
     Purchases of Federal Home Loan Bank of New York stock............................           (2,990)                (1,393)
                                                                                               --------              ---------
     Net cash used in investing activities............................................          (84,074)               (65,385)
                                                                                               --------              ---------

Cash Flows from Financing Activities:
     Net decrease in deposits.........................................................          (21,078)                (6,293)
     Increase in advances from the Federal Home Loan Bank
       of New York and other borrowings...............................................           98,337                  5,775
     Cash dividends paid..............................................................             (683)                  (671)
     Purchases of treasury stock, net of reissuance...................................           (3,999)                (8,603)
                                                                                               --------              ---------
     Net cash provided by (used in) financing activities..............................           72,577                 (9,792)
                                                                                               --------              ---------
Net Increase in Cash and Cash Equivalents.............................................            1,290                  2,867
Cash and Cash Equivalents, Beginning of Period........................................            9,900                 10,960
                                                                                               --------              ---------
Cash and Cash Equivalents, End of Period..............................................         $ 11,190              $  13,827
                                                                                               ========              =========

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

                                                                                                Six months ended December 31,
                                                                                               -------------------------------
                                                                                                 1999                   1998
                                                                                               --------               --------
                                                                                                    (Dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
     Cash paid during period for:
     Interest.........................................................................         $ 37,095               $ 38,692
                                                                                               ========               ========
     Income taxes.....................................................................         $  3,903               $  3,300
                                                                                               ========               ========

Supplemental Schedule of Non-Cash Activities:
     Transfer of loans receivable to real estate owned, net...........................         $    114               $     28
                                                                                               ========               ========
     Transfer of loans receivable to loans held for sale, at market...................         $    111               $ 81,095
                                                                                               ========               ========
     Transfer of premises and equipment, net to real estate owned, net................         $     50               $    ---
                                                                                               ========               ========

See notes to consolidated financial statements.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation

The interim consolidated financial statements of PennFed Financial Services, Inc. ("PennFed") and subsidiaries (with its subsidiaries, the "Company") include the accounts of PennFed and its subsidiaries, Penn Federal Savings Bank (the "Bank") and PennFed Capital Trust I. These interim consolidated financial statements included herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1999. The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. There were no adjustments of a non-recurring nature recorded during the six months ended December 31, 1999 and 1998. The interim results of operations presented are not necessarily indicative of the results for the full year.

When necessary, reclassifications have been made to conform to current period presentation.

2.  Computation of EPS

The computation of EPS is presented in the following table.

                                                        Three months ended          Six months ended
                                                           December 31,                December 31,
                                                    -------------------------   -------------------------
                                                        1999          1998         1999          1998
                                                    -----------   -----------   -----------   -----------
                                                       (Dollars in thousands, except per share amounts)
Net income ......................................   $     3,323   $     2,818   $     6,405   $     5,669
                                                    ===========   ===========   ===========   ===========

Number of shares outstanding:
  Weighted average shares issued ................    11,900,000    11,900,000    11,899,686    11,900,000
  Less:  Weighted average shares held in treasury     3,145,498     2,786,240     3,105,858     2,697,326
  Less:  Average shares held by the ESOP ........       952,000       952,000       952,000       952,000
  Plus:  ESOP shares released or committed to be
           released during the fiscal year ......       439,596       346,338       427,520       335,100
                                                    -----------   -----------   -----------   -----------
         Average basic shares ...................     8,242,098     8,508,098     8,269,348     8,585,774
  Plus:  Average common stock equivalents .......       577,168       607,104       556,213       635,774
                                                    -----------   -----------   -----------   -----------
         Average diluted shares .................     8,819,266     9,115,202     8,825,561     9,221,548
                                                    ===========   ===========   ===========   ===========

Earnings per common share:
         Basic ..................................   $      0.40   $      0.33   $      0.77   $      0.66
                                                    ===========   ===========   ===========   ===========
         Diluted ................................   $      0.38   $      0.31   $      0.73   $      0.62
                                                    ===========   ===========   ===========   ===========

3. Stockholders' Equity and Regulatory Capital

The Bank's capital amounts and ratios are presented in the following table.

                                                                                                             To Be Well
                                                                                For Minimum               Capitalized Under
                                                                             Capital Adequacy             Prompt Corrective
                                                     Actual                        Purposes              Action Provisions
                                              ----------------------        ---------------------      ----------------------
                                                 Amount        Ratio           Amount       Ratio        Amount         Ratio
                                               ----------      -----        -----------     -----      ----------       -----
                                                                             (Dollars in thousands)
As of December 31, 1999
Tangible capital, and ratio to
  adjusted total assets....................      $127,709      7.86%            $24,383     1.50%              N/A       N/A
Tier I (core) capital, and ratio to
  adjusted total assets....................      $127,709      7.86%            $65,021     4.00%          $81,277      5.00%
Tier I (core) capital, and ratio to
  risk-weighted assets.....................      $127,709     15.57%            $32,802     4.00%          $49,202      6.00%
Total risk-based capital, and ratio to
  risk-weighted assets.....................      $131,184     16.00%            $65,603     8.00%          $82,004     10.00%

As of June 30, 1999
Tangible capital, and ratio to
  adjusted total assets....................      $121,910      7.88%            $23,207     1.50%              N/A       N/A
Tier I (core) capital, and ratio to
  adjusted total assets....................      $121,943      7.88%            $61,888     4.00%          $77,360      5.00%
Tier I (core) capital, and ratio to
  risk-weighted assets.....................      $121,943     15.90%            $30,687     4.00%          $46,030      6.00%
Total risk-based capital, and ratio to
  risk-weighted assets.....................      $124,976     16.29%            $61,374     8.00%          $76,717     10.00%

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

                                                                                                             To Be Well
                                                                                For Minimum               Capitalized Under
                                                                              Capital Adequacy            Prompt Corrective
                                                     Actual                       Purposes                Action Provisions
                                              ----------------------        ---------------------      ----------------------
                                                 Amount         Ratio           Amount       Ratio        Amount         Ratio
                                               ----------       -----         ----------     -----      ----------       -----
                                                                             (Dollars in thousands)
As of December 31, 1999
Tangible capital, and ratio to
  adjusted total assets....................      $133,359      8.20%            $24,397     1.50%              N/A       N/A
Tier I (core) capital, and ratio to
  adjusted total assets....................      $133,359      8.20%            $65,060     4.00%          $81,325      5.00%
Tier I (core) capital, and ratio to
  risk-weighted assets.....................      $133,359     16.47%            $32,384     4.00%          $48,577      6.00%
Total risk-based capital, and ratio to
  risk-weighted assets.....................      $136,833     16.90%            $64,769     8.00%          $80,961     10.00%

As of June 30, 1999
Tangible capital, and ratio to
  adjusted total assets....................      $128,385      8.29%            $23,217     1.50%              N/A         N/A
Tier I (core) capital, and ratio to
  adjusted total assets....................      $128,419      8.30%            $61,913     4.00%          $77,391      5.00%
Tier I (core) capital, and ratio to
  risk-weighted assets.....................      $128,419     16.98%            $30,253     4.00%          $45,380      6.00%
Total risk-based capital, and ratio to
  risk-weighted assets.....................      $131,452     17.38%            $60,507     8.00%          $75,633     10.00%

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

When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company advises readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company will not undertake -- and specifically declines -- any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Financial Condition

Total assets increased $77.3 million to $1.636 billion at December 31, 1999 from total assets of $1.559 billion at June 30, 1999. The increase was primarily due to the originations and purchases of loans, primarily adjustable rate, offset by principal payments on loans and mortgage-backed securities.

Deposits decreased $23.7 million to $1.040 billion at December 31, 1999 from $1.064 billion at June 30, 1999. The decrease was principally due to an outflow of municipal certificates of deposit, due primarily to year-end pricing pressures, partially offset by growth in demand deposits. Federal Home Loan Bank ("FHLB") of New York advances increased $100.0 million from $244.5 million at June 30, 1999, reflecting growth in medium-term borrowings.

Non-performing assets at December 31, 1999 totaled $3.4 million, representing 0.21% of total assets, compared to $4.6 million, or 0.30% of total assets, at June 30, 1999. Non-accruing loans totaled $3.3 million, with a ratio of non-accruing loans to total loans of 0.28% at December 31, 1999 as compared to $3.7 million, or 0.34% of total loans, at June 30, 1999. Real estate owned decreased to $142,000 at December 31, 1999 from $936,000 at June 30, 1999.

Stockholders' equity at December 31, 1999 totaled $110.1 million compared to $107.5 million at June 30, 1999. The increase primarily reflects the net income recorded for the six months ended December 31, 1999, partially offset by the repurchase of 277,500 shares of the Company's outstanding common stock at an average price of $14.96 per share and the declaration of dividends.

Results of Operations

General. For the three months ended December 31, 1999 net income was $3.3 million, or $0.38 per diluted share, compared to net income of $2.8 million, or $0.31 per diluted share, for the comparable prior year period. For the six months ended December 31, 1999 net income was $6.4 million, or $0.73 per diluted share. These results compare to net income of $5.7 million, or $0.62 per diluted share, for the six months ended December 31, 1998.

Interest and Dividend Income. Interest and dividend income for the three and six months ended December 31, 1999 increased to $27.6 million and $54.3 million, respectively, from $26.6 million and $53.8 million for the three and six months ended December 31, 1998. The increases in the current year periods were primarily due to increases in average interest-earning assets. The increase in average interest-earning assets for the six months ended December 31, 1999 was partially offset by a decrease in the average yield earned on interest-earning assets, when compared to the prior year period. Average interest-earning assets were $1.565 billion and $1.541 billion for the three and six months ended December 31, 1999, respectively, compared to $1.508 billion and $1.514 billion for the comparable prior year periods. The average yield earned on interest-earning assets increased slightly to 7.05% for the three months ended December 31, 1999 from 7.04% for the three months ended December 31, 1998. For the six months ended December 31, 1999 the average yield earned on interest-earning assets decreased to 7.03% from 7.10% for the comparable prior year period.

Interest income on residential one- to four-family mortgage loans for the three and six months ended December 31, 1999 decreased $241,000 and $1.8 million, respectively, when compared to the prior year periods. The decrease in interest income on residential one- to four-family mortgage loans was primarily due to decreases of $16.0 million and $41.1 million in the average balance outstanding for the three and six months ended December 31, 1999, respectively, when compared to the prior year periods. The average yield earned on residential one- to four-family mortgage loans for the three months ended December 31, 1999 increased slightly to 6.98% from 6.97% for the three months ended December 31, 1998. The average yield earned on this portfolio for the six months ended December 31, 1999 decreased eight basis points to 6.96% from 7.04% for the comparable prior year period.

Interest income on commercial and multi-family real estate loans increased $188,000 and $309,000 for the three and six months ended December 31, 1999, respectively, when compared to the prior year periods. The increases in interest income on the commercial and multi-family real estate portfolio were attributable to increases of $10.6 million and $9.4 million in the average outstanding balance for the three and six months ended December 31, 1999, respectively, when compared to the prior year periods. The growth in the portfolio was partially offset by a decline in the average yield earned on commercial and multi-family real estate loans. The average yield decreased to 8.34% for both the current three and six month periods compared to 8.69% and 8.76% for the three and six months ended December 31, 1998, respectively.

Growth in consumer loans contributed to increases of $353,000 and $648,000 in the interest income earned on this loan portfolio for the three and six months ended December 31, 1999, respectively, compared to the prior year periods. The average yields earned on the consumer loan portfolio only fluctuated slightly, with yields of 7.27% and 7.21% for the three and six months ended December 31, 1999, respectively, compared to 7.23% and 7.29% for the prior year periods.

Interest income on investment securities and other interest-earning assets increased $1.8 million and $3.6 million for the three and six months ended December 31, 1999, respectively, from the comparable prior year periods. The increase was primarily due to a $103.5 million and a $106.0 million increase in the average balance outstanding for the three and six months ended December 31, 1999, respectively, over the comparable prior year periods. The average yield earned on investment securities and other interest-earning assets for the three months ended December 31, 1999 increased slightly to 6.99% from 6.98% for the comparable prior year period. For the six months ended December 31, 1999, the average yield earned on these securities decreased nine basis points to 6.99% from 7.08% for the six months ended December 31, 1998.

Interest income on the mortgage-backed securities portfolio decreased $1.0 million and $2.3 million for the three and six months ended December 31, 1999, respectively, compared to the prior year periods. The decrease in interest income on mortgage-backed securities primarily reflects a $59.2 million and a $65.1 million decrease in the average balance outstanding for the three and six months ended December 31, 1999, respectively, compared to the prior year periods.

Interest Expense. Interest expense decreased $247,000 and $1.7 million for the three and six months ended December 31, 1999, respectively, from the comparable December 31, 1998 periods. The decreases in the current year periods were due to decreases in the Company's cost of deposits, partially offset by increases in average borrowings. The average rate paid on deposits, borrowings and Trust Preferred securities decreased 24 basis points and 29 basis points for the three and six months ended December 31, 1999, respectively, when compared to the prior year periods. The decline was primarily attributable to the average cost of deposits, which decreased to 4.28% and 4.30% for the three and six months ended December 31, 1999, respectively, from 4.67% and 4.73% for the comparable December 1998 periods. Total average deposits and borrowings increased $44.1 million and $15.7 million for the three and six months ended December 31, 1999, respectively, compared to the prior year periods. The greatest increase was in borrowings which averaged $386.8 million and $371.3 million for the three and six months ended December 31, 1999, respectively, compared to $341.4 million and $354.2 million for the prior year periods.

Net Interest and Dividend Income. Net interest and dividend income for the three and six months ended December 31, 1999 was $9.5 million and $18.7 million, respectively, reflecting a $1.3 million and $2.2 million increase from $8.2 million and $16.5 million recorded in the comparable prior year periods. The increase primarily reflects the Company's improvement in net interest rate spread coupled with growth in the Company's average interest-earning assets. The net interest rate spread and net interest margin for the three months ended December 31, 1999 were 2.22% and 2.46%, respectively, an increase from 1.97% and 2.20%, respectively, for the comparable prior year period. The net interest rate spread and net interest margin for the six months ended December 31, 1999 were 2.20% and 2.45%, respectively, an increase from 1.98% and 2.20%, respectively, for the six months ended December 31, 1998. The current year increases in the net interest rate spread and net interest margin were primarily attributable to the decreases in the average rate paid on deposits and, to a lesser extent, growth in the commercial and multi-family real estate and consumer loan portfolios.

Provision for Loan Losses. The provision for loan losses for the three and six months ended December 31, 1999 was $210,000 and $420,000, respectively, compared to $185,000 and $360,000 for the comparable prior year periods. The allowance for loan losses at December 31, 1999 of $3.6 million reflects a $395,000 increase from the June 30, 1999 level. The allowance for loan losses as a percentage of non-accruing loans was 109.64% at December 31, 1999, compared to 87.44% at June 30, 1999. The allowance for loan losses was 0.31% of total loans at December 31, 1999, compared to 0.30% at June 30, 1999.

Non-Interest  Income.  For the three and six  months  ended  December  31,  1999 non-interest income was $767,000 and $1.6 million, respectively, compared to $912,000 and $1.9 million for the prior year periods. The decrease was primarily attributable to a $345,000 and $729,000 reduction in the net gain on sales of loans during the three and six months ended December 31, 1999, respectively, as compared to the December 1998 periods. There were no secondary market sales of one- to four-family residential mortgage loans during the three months ended December 31, 1999. This compares to a $345,000 net gain on sales of approximately $48 million of one- to four-family residential mortgage loans during the three months ended December 31, 1998. For the six months ended December 31, 1999, $5.3 million of one- to four-family residential mortgage loans were sold in the secondary market for a net gain of $33,000. For the six months ended December 31, 1998, approximately $74 million of one- to four-family residential mortgage loans were sold for a net gain of $762,000. Due to the majority of one- to four-family residential mortgage loan production being adjustable rate and due to the higher interest rate and steeper yield curve environment in the current periods, loan sale activity was reduced from the fiscal 1999 levels, as the majority of new production was retained in portfolio. The level of such activity will continue to be evaluated with primary consideration given to interest rate risk and long-term profitability objectives. The decrease in net gain on sales of loans during the three and six months ended December 31, 1999 was partially offset by a $77,000 and $92,000 increase in service charge income, a $60,000 and $127,000 increase in the net gain (loss) from real estate operations and a $63,000 and $158,000 increase in other non-interest income, respectively, when compared to the prior year periods. For the three and six months ended December 31, 1999, other non-interest income included a $43,000 and $94,000 increase in earnings from the Investment Services at Penn Federal program, respectively, when compared to the prior year periods. Through this program, customers have convenient access to financial consulting/advisory services and related non-deposit investment products. In addition, other non-interest income for the six months ended December 31, 1999 included a $48,000 gain on the sale of a former branch location.

Non-Interest Expenses. The Company's non-interest expenses were $4.9 million and $9.9 million for the three and six months ended December 31, 1999, respectively, compared to $4.5 million and $9.2 million for the comparable prior year periods. In February 1999 and June 1999, the Company opened new branches in Toms River and Livingston, NJ, respectively. Growth in retail branches and in loan origination and servicing capacity, as well as investment in technology over the last two years, has resulted in an increase in non-interest expenses in the current year periods when compared to the prior year periods. The Company's non-interest expenses as a percent of average assets increased to 1.22% and 1.24% for the three and six months ended December 31, 1999, respectively, from 1.16% and 1.17% for the prior year periods.

Income Tax Expense. Income tax expense for the three and six months ended December 31, 1999 was $1.8 million and $3.5 million, respectively, compared to $1.6 million and $3.2 million for the three and six months ended December 31, 1998. The effective tax rate for the three and six months ended December 31, 1999 was 35.6%. The effective tax rate was 35.6% and 35.8% for the three and six months ended December 31, 1998, respectively.

Analysis of Net Interest Income

The following table sets forth certain information relating to the Company's consolidated statements of financial condition and the consolidated statements of income for the three and six months ended December 31, 1999 and 1998, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived from average daily balances. The average balance of loans receivable includes non-accruing loans. The yields and costs include fees which are considered adjustments to yields.

                                                                           Three Months Ended December 31,
                                                  ------------------------------------------------------------------------------
                                                                    1999                                      1998
                                                  -------------------------------------     ------------------------------------
                                                     Average       Interest                    Average      Interest
                                                   Outstanding      Earned/     Yield/       Outstanding     Earned/     Yield/
                                                     Balance         Paid      Rate (1)        Balance        Paid      Rate (1)
                                                  -------------   ----------   --------     -------------  ----------   --------
                                                                              (Dollars in thousands)
Interest-earning assets:
    One- to four-family mortgage
       loans...................................     $  969,884     $16,950       6.98%        $  985,837     $17,191      6.97%
    Commercial and multi-family real
       estate loans............................         77,618       1,649       8.34             67,057       1,461      8.69
    Consumer loans.............................         80,426       1,474       7.27             61,516       1,121      7.23
                                                    ----------     -------                    ----------     -------
       Total loans receivable..................      1,127,928      20,073       7.09          1,114,410      19,773      7.09

    Federal funds sold.........................          1,024          14       5.35              1,802          23      4.99
    Investment securities and other............        326,112       5,702       6.99            222,623       3,884      6.98
    Mortgage-backed securities.................        109,622       1,853       6.76            168,829       2,872      6.80
                                                    ----------     -------                    ----------     -------
       Total interest-earning assets...........      1,564,686     $27,642       7.05          1,507,664     $26,552      7.04
                                                                   =======                                   =======

    Non-interest earning assets................         53,921                                    57,956
                                                    ----------                                ----------
       Total assets ...........................     $1,618,607                                $1,565,620
                                                    ==========                                ==========

Deposits, borrowings and Trust
     Preferred securities:
    Money market and demand deposits...........     $  113,438     $   308       1.08%        $  100,741     $   305      1.20%
    Savings deposits...........................        164,298         690       1.67            163,960         716      1.73
    Certificates of deposit....................        786,884      10,481       5.29            801,244      11,485      5.71
                                                    ----------     -------                    ----------     -------
       Total deposits..........................      1,064,620      11,479       4.28          1,065,945      12,506      4.67

    FHLB of New York advances..................        334,763       5,080       5.97            281,590       4,245      5.95
    Other borrowings...........................         52,068         772       5.80             59,807         827      5.41
                                                    ----------     -------                    ----------     -------
       Total deposits and borrowings...........      1,451,451      17,331       4.73          1,407,342      17,578      4.96
    Trust Preferred securities.................         32,766         783       9.56             32,704         783      9.58
                                                    ----------     -------                    ----------     -------
       Total deposits, borrowings and
           Trust Preferred securities..........      1,484,217     $18,114       4.83          1,440,046     $18,361      5.07
                                                                   =======                                   =======

Other liabilities..............................         23,653                                    21,504
                                                    ----------                                ----------
       Total liabilities.......................      1,507,870                                 1,461,550
Stockholders' equity...........................        110,737                                   104,070
                                                    ----------                                ----------
       Total liabilities and stockholders'
           equity..............................     $1,618,607                                $1,565,620
                                                    ==========                                ==========

Net interest income and net
    interest rate spread.......................                    $ 9,528       2.22%                       $ 8,191      1.97%
                                                                   =======       ====                        =======      ====

Net interest-earning assets and
    interest margin............................     $   80,469                   2.46%        $   67,618                  2.20%
                                                    ==========                   ====         ==========                  ====

Ratio of interest-earning assets to
    deposits, borrowings and Trust
      Preferred securities.....................                                105.42%                                  104.70%
                                                                               ======                                   ======

(1)  Annualized.

                                                                            Six Months Ended December 31,
                                                  ------------------------------------------------------------------------------
                                                                    1999                                      1998
                                                  -------------------------------------     ------------------------------------
                                                     Average       Interest                    Average      Interest
                                                   Outstanding      Earned/     Yield/       Outstanding     Earned/     Yield/
                                                     Balance         Paid      Rate (1)        Balance        Paid      Rate (1)
                                                  -------------   ----------   --------     -------------  ----------   --------
                                                                              (Dollars in thousands)
Interest-earning assets:
    One- to four-family mortgage
       loans...................................     $  949,704     $33,092       6.96%        $  990,783     $34,911      7.04%
    Commercial and multi-family real
       estate loans............................         75,333       3,204       8.34             65,930       2,895      8.76
    Consumer loans.............................         77,438       2,814       7.21             58,984       2,166      7.29
                                                    ----------     -------                    ----------     -------
       Total loans receivable..................      1,102,475      39,110       7.07          1,115,697      39,972      7.15

    Federal funds sold.........................            512          14       5.34              1,021          26      5.01
    Investment securities and other............        322,864      11,284       6.99            216,862       7,672      7.08
    Mortgage-backed securities.................        115,295       3,869       6.71            180,431       6,120      6.78
                                                    ----------     -------                    ----------     -------
       Total interest-earning assets...........      1,541,146     $54,277       7.03          1,514,011     $53,790      7.10
                                                                   =======                                   =======

Non-interest earning assets....................         55,029                                    58,196
                                                    ----------                                ----------
       Total assets ...........................     $1,596,175                                $1,572,207
                                                    ==========                                ==========

Deposits, borrowings and Trust
     Preferred securities:
    Money market and demand deposits...........   $    112,210     $   597       1.06%        $   98,171     $   617      1.25%
    Savings deposits...........................        164,755       1,383       1.67            164,382       1,547      1.87
    Certificates of deposit....................        780,829      20,909       5.33            796,695      22,990      5.75
                                                    ----------     -------                    ----------     -------
       Total deposits..........................      1,057,794      22,889       4.30          1,059,248      25,154      4.73

    FHLB of New York advances..................        304,334       9,202       5.95            272,002       8,251      5.99
    Other borrowings...........................         66,966       1,934       5.65             82,169       2,334      5.56
                                                    ----------     -------                    ----------     -------
       Total deposits and borrowings...........      1,429,094      34,025       4.72          1,413,419      35,739      5.02
    Trust Preferred securities.................         32,759       1,566       9.56             32,697       1,566      9.58
                                                    ----------     -------                    ----------     -------
       Total deposits, borrowings and
           Trust Preferred securities..........      1,461,853     $35,591       4.83          1,446,116     $37,305      5.12
                                                                   =======                                   =======

Other liabilities..............................         24,529                                    22,258
                                                    ----------                                ----------
       Total liabilities.......................      1,486,382                                 1,468,374
Stockholders' equity...........................        109,793                                   103,833
                                                    ----------                                ----------
       Total liabilities and stockholders'
           equity..............................     $1,596,175                                $1,572,207
                                                    ==========                                ==========

Net interest income and net
    interest rate spread.......................                    $18,686       2.20%                       $16,485      1.98%
                                                                   =======       ====                        =======      ====

Net interest-earning assets and
    interest margin............................     $   79,293                   2.45%        $   67,895                  2.20%
                                                    ==========                   ====         ==========                  ====

Ratio of interest-earning assets to
    deposits, borrowings and Trust
      Preferred securities.....................                                105.42%                                  104.70%
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

                                                           December 31, June 30,
                                                               1999       1999
                                                              ------     ------
                                                            (Dollars in thousands)
Non-accruing loans:
     One- to four-family .................................    $2,632     $2,937
     Commercial and multi-family .........................        95         46
     Consumer ............................................       560        687
                                                              ------     ------
         Total non-accruing loans ........................     3,287      3,670

Real estate owned, net ...................................       142        936
                                                              ------     ------

         Total non-performing assets .....................     3,429      4,606
                                                              ------     ------

         Total risk elements .............................    $3,429     $4,606
                                                              ======     ======

Non-accruing loans as a percentage of total loans ........      0.28%      0.34%
                                                              ======     ======

Non-performing assets as a percentage of total assets ....      0.21%      0.30%
                                                              ======     ======

Total risk elements as a percentage of total assets ......      0.21%      0.30%
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

Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowances will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to record additions to the allowance level based upon their assessment of the information available to them at the time of their examination. At December 31, 1999, the Company had a total allowance for loan losses of $3.6 million representing 109.64% of total non-accruing loans and 0.31% of total loans.

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

At December 31, 1999, the Company's total deposits, borrowings and Trust Preferred securities maturing or repricing within one year exceeded its total interest-earning assets maturing or repricing within one year by $380.2 million, representing a one year negative gap of 23.24% of total assets. At June 30, 1999, the one year negative gap was 13.61% of total assets. The Company's negative gap position widened from June 30, 1999 as interest rates increased and the yield curve steepened. Results included declining prepayments of loans and securities and lengthening of asset cash flows. Under the current interest rate environment, it is assumed that certain callable investment securities may not be called at their call date, thereby extending the life of these securities. Also contributing to the increase in the negative gap position was the termination of $70 million notional amount of interest rate swap contracts and an increase in short-term borrowings related to Year 2000 liquidity and deposit pricing pressures. Partially offsetting the increase in the negative gap position was a reduction in short-term municipal certificates of deposit, an increase in core deposits and medium-term certificates of deposit, as well as the addition of medium-term borrowings.

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

Net Portfolio Value. The Company's interest rate sensitivity is regularly monitored by management through selected interest rate risk ("IRR") measures set forth by the Office of Thrift Supervision ("OTS"). The IRR measures used by the OTS include an IRR "Exposure Measure" or "Post-Shock" net portfolio value ("NPV") ratio and a "Sensitivity Measure." A low Post-Shock NPV ratio indicates greater exposure to IRR. Greater exposure can result from a low initial NPV ratio or high sensitivity to changes in interest rates. The Sensitivity Measure is the change in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. At least quarterly, and generally monthly, management models the change in NPV over a variety of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. An NPV ratio, in any interest rate scenario, is defined as the NPV in that rate scenario divided by the market value of assets in the same scenario.

As of December 31, 1999, the Bank's internally generated initial NPV ratio was 9.58%. Following a 2% increase in interest rates, the Bank's Post-Shock NPV ratio was 6.72%. The change in the NPV ratio, or the Bank's Sensitivity Measure, was 2.86%. NPV is also measured internally on a consolidated basis. As of December 31, 1999, the Company's initial NPV ratio was 9.90%, the Post-Shock ratio was 6.97%, and the Sensitivity Measure was 2.93%. Variances between the Bank's and the Company's NPV ratios are attributable to balance sheet items which are adjusted during consolidation, such as investments, intercompany borrowings and capital.

Internally generated NPV measurements are based on simulations which utilize institution specific assumptions and, as such, generally result in lower levels of presumed interest rate risk (i.e., higher Post-Shock NPV ratio and lower Sensitivity Measure) than OTS measurements indicate.

The OTS measures the Bank's (unconsolidated) IRR on a quarterly basis using data from the quarterly Thrift Financial Reports, coupled with non-institution specific assumptions which are based on national averages. As of September 30, 1999 (the latest date for which information is available), the Bank's initial NPV ratio, as measured by the OTS, was 7.49%, the Bank's Post-Shock ratio was 4.38% and the Sensitivity Measure was 3.11%.

In addition to monitoring NPV and gap, management also monitors the duration of assets and liabilities and the effects on net interest income resulting from parallel and non-parallel increases or decreases in rates.

At December 31, 1999, based on its internally generated simulation models, the Company's consolidated net interest income projected for one year forward would decrease 17% from the base case, or current market, as a result of an immediate and sustained 2% increase in interest rates.

Year 2000

By following a carefully prescribed Year 2000 Project Plan, all mission-critical systems, including interfaces to the main systems, were completely renovated and tested. To date, the Company has not experienced any problems with respect to the century rollover. The Company will continue to monitor for any Year 2000 problems, as appropriate, through the end of the calendar year. The Board of Directors will continue to be updated on a monthly basis through the completion of the March 2000 quarterly period with respect to any problems encountered.

The cost for the Year 2000 effort incurred in fiscal 1999 was $45,000. As of December 31, 1999, no additional costs have been incurred in fiscal 2000. No additional expenditures are currently anticipated. The actual expenditures do not include manpower costs of Company personnel associated with this effort, who retained their individual operational responsibilities in addition to Year 2000 duties. No assurance can be given that any remaining issues relating to the Year 2000 will not have a material adverse effect on the Company's financial condition or results of operations.

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

Federal regulations require the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows. The current required percentage is 4% of net withdrawable deposits payable on demand or in one year or less and borrowings payable on demand or in one year or less, both as of the end of the preceding calendar quarter. Liquid assets for purposes of this ratio generally include cash, accrued interest receivable and U.S. government or federal agency securities, including mortgage-backed securities. The Company's most liquid assets are cash and cash equivalents, U.S. government agency securities and mortgage-backed securities. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At December 31, 1999 and June 30, 1999, the Bank's liquidity ratios were 14.43% and 21.30%, respectively.

The Company uses its liquid resources principally to fund maturing certificates of deposit and deposit withdrawals, to purchase loans and securities, to fund existing and future loan commitments, and to meet operating expenses. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

The Company's cash needs for the six months ended December 31, 1999 were provided by operating activities, proceeds from maturities of investment securities, an increase in advances from the FHLB of New York and principal repayments on loans and mortgage-backed securities. During this period, the cash provided was primarily used to offset a net decrease in deposits and to fund investing activities, which included the origination and purchase of loans and the purchase of investment securities. During the six months ended December 31, 1998, the cash needs of the Company were principally provided by proceeds from sales of loans held for sale, proceeds from maturities of investment securities and principal repayments on mortgage-backed securities. The cash provided was used for investing activities, which included the origination and purchase of loans and the purchase of investment securities.

Current regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percentage of risk-adjusted assets; a leverage ratio of core capital to total adjusted assets; and a tangible capital ratio expressed as a percentage of total adjusted assets. As of December 31, 1999, the Bank exceeded all regulatory capital requirements and qualified as a "well-capitalized" institution (see Note 3. - Stockholders' Equity and Regulatory Capital, in the Notes to Consolidated Financial Statements).

PART II - Other Information

Item 1.    Legal Proceedings
           None.

Item 2.    Changes in Securities
           None.

Item 3.    Defaults Upon Senior Securities
           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           (a) The Annual Meeting of Stockholders (Annual Meeting) was held on October 27, 1999.

           (b)    Directors elected:
                  Patrick D. McTernan
                  Marvin D. Schoonover

           (c)    At the Annual Meeting the stockholders considered:
                  (i)    the election of two directors,
                  (ii) the ratification of the appointment of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending June 30, 2000.

                  The vote on the election of two directors was as follows:

                                                   FOR                  WITHHELD
                                                ---------               --------
                  Patrick D. McTernan           7,554,005                931,230
                  Marvin D. Schoonover          7,553,608                931,627

                  There were no broker non-votes with respect to the proposal.

                  The vote on the ratification of the appointment of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending June 30, 2000 was as follows:

                     FOR                     AGAINST                     ABSTAIN
                  ---------                  -------                     -------
                  8,420,414                   56,348                       8,473

                  There were no broker non-votes with respect to the proposal.

Item 5.    Other Information
           None.

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits
                  Exhibit 11: Statement Regarding Computation of Per Share
                              Earnings.
                  Exhibit 27: Financial Data Schedule.

           (b)  Reports on Form 8-K
                  On October 27, 1999, PennFed Financial Services, Inc. (the Company) issued a press release announcing its first quarter results and a stock repurchase program.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PENNFED FINANCIAL SERVICES, INC.



Date: February 11, 2000                 By:  /s/ Joseph L. LaMonica
                                            -----------------------
                                            Joseph L. LaMonica
                                            President and Chief
                                            Executive Officer





Date: February 11, 2000                 By:  /s/ Lucy T. Tinker
                                            -------------------
                                            Lucy T. Tinker
                                            Senior Executive Vice President and
                                            Chief Operating Officer
                                            (Principal Financial Officer)





Date: February 11, 2000                 By:  /s/ Jeffrey J. Carfora
                                            -----------------------
                                            Jeffrey J. Carfora
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Accounting Officer)