Form 10-Q
period 2000-03-31
PENNFED FINANCIAL SERVICES INC
filed 2000-05-11
CIK 920945

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     [FEE REQUIRED]
     For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     [NO FEE REQUIRED]
     For the transition period from        to


                         Commission file number 0-24040


                        PennFed Financial Services, Inc.
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)
 -------------------------------------------------------------------------------

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

                              YES [ X ] . NO [  ].


      As of May 9, 2000, there were issued and outstanding 8,447,183 shares of the Registrant's Common Stock.

PART I - Financial Information
Item 1.  Financial Statements

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

                                                                                   March 31,        June 30,
                                                                                     2000            1999
                                                                                 -----------      -----------
                                                                                      (Dollars in thousands)
ASSETS
Cash and cash equivalents ..................................................     $    13,596      $     9,900
Investment securities held to maturity, at amortized cost, market value of
     $279,905 and $281,880 at March 31, 2000 and June 30, 1999 .............         303,045          293,282
Mortgage-backed securities held to maturity, at amortized cost, market value
     of $95,941 and $128,617 at March 31, 2000 and June 30, 1999 ...........          96,823          127,983
Loans held for sale ........................................................            --              5,180
Loans receivable, net of allowance for loan losses of $3,777 and $3,209
     at March 31, 2000 and June 30, 1999 ...................................       1,193,358        1,061,431
Premises and equipment, net ................................................          19,562           19,240
Real estate owned, net .....................................................             345              936
Federal Home Loan Bank of New York stock, at cost ..........................          19,688           16,623
Accrued interest receivable, net ...........................................          11,828            9,680
Goodwill and other intangible assets .......................................           9,512           11,118
Other assets ...............................................................           3,751            3,390
                                                                                 -----------      -----------
                                                                                 $ 1,671,508      $ 1,558,763
                                                                                 ===========      ===========

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
     Deposits ..............................................................     $ 1,065,915      $ 1,063,600
     Federal Home Loan Bank of New York advances ...........................         344,465          244,465
     Other borrowings ......................................................          91,975           88,738
     Mortgage escrow funds .................................................          10,406           10,102
     Due to banks ..........................................................           9,262            7,385
     Accounts payable and other liabilities ................................           4,719            4,230
                                                                                 -----------      -----------
     Total liabilities .....................................................       1,526,742        1,418,520
                                                                                 -----------      -----------

     Guaranteed Preferred Beneficial Interests in the Company's
         Junior Subordinated Debentures ....................................          34,500           34,500
     Unamortized issuance expenses .........................................          (1,710)          (1,757)
                                                                                 -----------      -----------
     Net Trust Preferred securities ........................................          32,790           32,743
                                                                                 -----------      -----------

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Financial Condition (Continued)


                                                                                      March 31,        June 30,
                                                                                         2000            1999
                                                                                     ----------       -----------
                                                                                      (Dollars in thousands)
Stockholders' Equity:
     Serial preferred stock, $.01 par value, 7,000,000 shares
         authorized, no shares issued ..........................................            --               --
     Common stock, $.01 par value, 15,000,000 shares authorized, 11,900,000 and 11,897,858 shares  issued  and 8,467,183 and 8,813,416 shares outstanding at March 31, 2000 and June 30, 1999 (excluding  shares held in treasury of 3,432,817 and 3,084,442 at
         March 31, 2000 and June 30, 1999) .....................................              60               59
     Additional paid-in capital ................................................          60,299           59,488
     Employee Stock Ownership Plan Trust debt ..................................          (2,441)          (2,804)
     Retained earnings, partially restricted ...................................          89,134           80,673
     Treasury stock, at cost, 3,432,817 and 3,084,442 shares at
         March 31, 2000 and June 30, 1999 ......................................         (35,076)         (29,916)
                                                                                     -----------      -----------
     Total stockholders' equity ................................................         111,976          107,500
                                                                                     -----------      -----------
                                                                                     $ 1,671,508      $ 1,558,763
                                                                                     ===========      ===========

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Income
                                                                            Three months ended           Nine months ended
                                                                                 March 31,                    March 31,
                                                                         ------------------------     ------------------------
                                                                            2000           1999          2000           1999
                                                                         ---------      ---------     ---------      ---------
                                                                           (Dollars in thousands, except per share amounts)
Interest and Dividend Income:
     Interest and fees on loans......................................      $20,862        $19,572       $59,972        $59,544
     Interest on federal funds sold..................................            2             33            16             59
     Interest and dividends on investment securities.................        5,620          3,992        16,904         11,664
     Interest on mortgage-backed securities..........................        1,721          2,475         5,590          8,595
                                                                         ---------      ---------     ---------      ---------
                                                                            28,205         26,072        82,482         79,862
                                                                          --------       --------      --------       --------
Interest Expense:
     Deposits........................................................       11,684         11,857        34,573         37,011
     Borrowed funds..................................................        6,281          4,893        17,417         15,478
     Trust Preferred securities......................................          784            783         2,350          2,349
                                                                        ----------     ----------     ---------      ---------
                                                                            18,749         17,533        54,340         54,838
                                                                          --------       --------      --------       --------
Net Interest and Dividend Income Before Provision
     for Loan Losses.................................................        9,456          8,539        28,142         25,024
Provision for Loan Losses............................................          210            210           630            570
                                                                        ----------     ----------    ----------     ----------
Net Interest and Dividend Income After Provision
     for Loan Losses.................................................        9,246          8,329        27,512         24,454
                                                                         ---------      ---------      --------       --------

Non-Interest Income:
     Service charges.................................................          521            531         1,641          1,559
     Net gain from real estate operations............................            2             98            83             52
     Net gain on sales of loans......................................            3            201            36            963
     Other...........................................................          155            165           496            348
                                                                        ----------     ----------   -----------    -----------
                                                                               681            995         2,256          2,922
                                                                        ----------     ----------    ----------     ----------

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Income (Continued)
                                                                            Three months ended           Nine months ended
                                                                                 March 31,                    March 31,
                                                                         ------------------------     ------------------------
                                                                            2000           1999          2000           1999
                                                                         ---------      ---------     ---------      ---------
                                                                           (Dollars in thousands, except per share amounts)
Non-Interest Expenses:
     Compensation and employee benefits..............................        2,476          2,357         7,374          6,709
     Net occupancy expense...........................................          477            344         1,287            990
     Equipment.......................................................          442            405         1,335          1,244
     Advertising.....................................................          113            104           275            242
     Amortization of intangibles.....................................          519            588         1,606          1,779
     Federal deposit insurance premium...............................           56            166           374            477
     Other...........................................................          843            826         2,573          2,565
                                                                        ----------     ----------     ---------      ---------
                                                                             4,926          4,790        14,824         14,006
                                                                         ---------      ---------      --------       --------

Income Before Income Taxes...........................................        5,001          4,534        14,944         13,370
Income Tax Expense...................................................        1,777          1,626         5,315          4,793
                                                                         ---------      ---------     ---------      ---------
Net Income...........................................................     $  3,224       $  2,908      $  9,629       $  8,577
                                                                          ========       ========      ========       ========

Weighted average number of common shares outstanding:
     Basic...........................................................    8,032,585      8,210,536     8,191,001      8,462,521
                                                                         =========      =========     =========      =========
     Diluted.........................................................    8,540,618      8,851,358     8,683,856      9,100,235
                                                                         =========      =========     =========      =========

Net income per common share:
     Basic...........................................................       $0.40           $0.35        $1.18          $1.01
                                                                            =====           =====        =====          =====
     Diluted.........................................................       $0.38           $0.33        $1.11          $0.94
                                                                            =====           =====        =====          =====


                See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

                                                                                                  Nine months ended March 31,
                                                                                              --------------------------------
                                                                                                  2000                   1999
                                                                                              ---------              ---------
                                                                                                    (Dollars in thousands)
Cash Flows from Operating Activities:
     Net income.......................................................................        $   9,629              $   8,577
     Adjustments to reconcile net income to net cash provided by operating activities:
     Net gain on sales of loans.......................................................              (36)                  (963)
     Proceeds from sales of loans held for sale.......................................            5,500                135,534
     Net gain on sales of real estate owned...........................................              (89)                  (123)
     Amortization of investment and mortgage-backed securities
       premium, net...................................................................              154                    315
     Depreciation and amortization....................................................            1,059                  1,022
     Provision for losses on loans and real estate owned..............................              630                    615
     Amortization of cost of stock plans..............................................            1,174                  1,644
     Amortization of intangibles......................................................            1,606                  1,779
     Amortization of premiums on loans and loan fees..................................            1,045                  1,757
     Amortization of Trust Preferred securities issuance costs........................               47                     47
     Increase in accrued interest receivable, net of accrued
       interest payable...............................................................           (3,735)                (1,765)
     (Increase) decrease in other assets..............................................             (361)                   405
     Increase in accounts payable and other liabilities...............................              489                    572
     Increase (decrease) in mortgage escrow funds.....................................              304                   (359)
     Increase (decrease) in due to banks..............................................            1,877                 (5,671)
     Other, net.......................................................................              (49)                    26
                                                                                              ---------              ---------
     Net cash provided by operating activities........................................           19,244                143,412
                                                                                              ---------              ---------

Cash Flows from Investing Activities:
     Proceeds from maturities of investment securities................................           10,175                147,070
     Purchases of investment securities held to maturity..............................          (19,991)              (208,641)
     Net outflow from loan originations net of principal repayments of loans..........          (64,340)               (86,315)
     Purchases of loans...............................................................          (69,866)               (27,618)
     Proceeds from principal repayments of mortgage-backed securities.................           31,279                 63,027
     Purchases of mortgage-backed securities..........................................             (220)                  ---
     Proceeds from sale of premises and equipment.....................................              250                   ---
     Purchases of premises and equipment..............................................           (1,633)                (1,754)
     Proceeds from sale of real estate owned..........................................            1,051                  1,140
     Purchases of Federal Home Loan Bank of New York stock............................           (3,065)                (1,558)
                                                                                              ---------              ---------
     Net cash used in investing activities............................................         (116,360)              (114,649)
                                                                                              ---------              ---------

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

                                                                                                  Nine months ended March 31,
                                                                                              --------------------------------
                                                                                                  2000                   1999
                                                                                              ---------              ---------
                                                                                                    (Dollars in thousands)
Cash Flows from Financing Activities:
     Net increase in deposits.........................................................            3,902                 64,090
     Increase (decrease) in advances from the Federal Home Loan Bank
       of New York and other borrowings...............................................          103,237                (37,762)
     Cash dividends paid..............................................................           (1,014)                (1,012)
     Purchases of treasury stock, net of reissuance...................................           (5,313)                (8,604)
                                                                                              ---------              ---------
     Net cash provided by financing activities........................................          100,812                 16,712
                                                                                              ---------              ---------
Net Increase in Cash and Cash Equivalents.............................................            3,696                 45,475
Cash and Cash Equivalents, Beginning of Period........................................            9,900                 10,960
                                                                                              ---------              ---------
Cash and Cash Equivalents, End of Period..............................................        $  13,596              $  56,435
                                                                                              =========              =========

Supplemental Disclosures of Cash Flow Information:
     Cash paid during period for:
     Interest.........................................................................        $  55,374              $  55,227
                                                                                              =========              =========
     Income taxes.....................................................................        $   5,628              $   4,226
                                                                                              =========              =========

Supplemental Schedule of Non-Cash Activities:
     Transfer of loans receivable to real estate owned, net...........................       $      320            $       413
                                                                                             ==========            ===========
     Transfer of loans receivable to loans held for sale, at market...................       $      285            $   140,317
                                                                                             ==========            ===========
     Transfer of premises and equipment, net to real estate owned, net................       $       50            $       ---
                                                                                             ===========           ===========

                See notes to consolidated financial statements.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation

The interim consolidated financial statements of PennFed Financial Services, Inc. ("PennFed") and subsidiaries (with its subsidiaries, the "Company") include the accounts of PennFed and its subsidiaries, Penn Federal Savings Bank (the "Bank") and PennFed Capital Trust I. These interim consolidated financial statements included herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1999. The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. There were no adjustments of a non-recurring nature recorded during the nine months ended March 31, 2000 and 1999. The interim results of operations presented are not necessarily indicative of the results for the full year.

When necessary, reclassifications have been made to conform to current period presentation.

2.  Computation of EPS

The computation of EPS is presented in the following table.

                                                             Three months ended             Nine months ended
                                                                 March 31,                       March 31,
                                                      ----------------------------    ---------------------------
                                                           2000             1999           2000           1999
                                                      -----------     -----------     -----------     -----------
                                                             (Dollars in thousands, except per share amounts)
Net income ......................................     $     3,224     $     2,908     $     9,629     $     8,577
                                                      ===========     ===========     ===========     ===========

Number of shares outstanding:
  Weighted average shares issued ................      11,900,000      11,900,000      11,899,790      11,900,000
  Less:  Weighted average shares held in treasury       3,379,164       3,106,278       3,196,297       2,831,653
  Less:  Average shares held by the ESOP ........         952,000         952,000         952,000         952,000
  Plus:  ESOP shares released or committed to be
           released during the fiscal year ......         463,749         368,814         439,508         346,174
                                                      -----------     -----------     -----------     -----------
         Average basic shares ...................       8,032,585       8,210,536       8,191,001       8,462,521
  Plus:  Average common stock equivalents .......         508,033         640,822         492,855         637,714
                                                      -----------     -----------     -----------     -----------
         Average diluted shares .................       8,540,618       8,851,358       8,683,856       9,100,235
                                                      ===========     ===========     ===========     ===========

Earnings per common share:
         Basic ..................................     $      0.40     $      0.35     $      1.18     $      1.01
                                                      ===========     ===========     ===========     ===========
         Diluted ................................     $      0.38     $      0.33     $      1.11     $      0.94
                                                      ===========     ===========     ===========     ===========

                                       5

3. Stockholders' Equity and Regulatory Capital

The Bank's capital amounts and ratios are presented in the following table.

                                                                                                             To Be Well
                                                                                   For Minimum            Capitalized Under
                                                                               Capital Adequacy           Prompt Corrective
                                                     Actual                        Purposes               Action Provisions
                                                 -------------------        ---------------------      ----------------------
                                                 Amount       Ratio            Amount       Ratio          Amount       Ratio
                                                 ------       -----            ------       -----          ------       -----
                                                                             (Dollars in thousands)
As of March 31, 2000
Tangible capital, and ratio to
  adjusted total assets....................      $130,529      7.86%            $24,919     1.50%              N/A       N/A
Tier I (core) capital, and ratio to
  adjusted total assets....................      $130,529      7.86%            $66,450     4.00%          $83,062      5.00%
Tier I (core) capital, and ratio to
  risk-weighted assets.....................      $130,529     15.45%            $33,801     4.00%          $50,701      6.00%
Total risk-based capital, and ratio to
  risk-weighted assets.....................      $134,160     15.88%            $67,602     8.00%          $84,502     10.00%

As of June 30, 1999
Tangible capital, and ratio to
  adjusted total assets....................      $121,910      7.88%            $23,207     1.50%              N/A       N/A
Tier I (core) capital, and ratio to
  adjusted total assets....................      $121,943      7.88%            $61,888     4.00%          $77,360      5.00%
Tier I (core) capital, and ratio to
  risk-weighted assets.....................      $121,943     15.90%            $30,687     4.00%          $46,030      6.00%
Total risk-based capital, and ratio to
  risk-weighted assets.....................      $124,976     16.29%            $61,374     8.00%          $76,717     10.00%


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

                                                                                                             To Be Well
                                                                                   For Minimum            Capitalized Under
                                                                               Capital Adequacy           Prompt Corrective
                                                     Actual                        Purposes               Action Provisions
                                                 -------------------        ---------------------      ----------------------
                                                 Amount       Ratio            Amount       Ratio          Amount       Ratio
                                                 ------       -----            ------       -----          ------       -----
                                                                             (Dollars in thousands)
As of March 31, 2000
Tangible capital, and ratio to
  adjusted total assets....................      $135,254      8.14%            $24,931     1.50%              N/A       N/A
Tier I (core) capital, and ratio to
  adjusted total assets....................      $135,254      8.14%            $66,484     4.00%          $83,105      5.00%
Tier I (core) capital, and ratio to
  risk-weighted assets.....................      $135,254     16.20%            $33,386     4.00%          $50,079      6.00%
Total risk-based capital, and ratio to
  risk-weighted assets.....................      $138,885     16.64%            $66,773     8.00%          $83,466     10.00%

As of June 30, 1999
Tangible capital, and ratio to
  adjusted total assets....................      $128,385      8.29%            $23,217     1.50%              N/A       N/A
Tier I (core) capital, and ratio to
  adjusted total assets....................      $128,419      8.30%            $61,913     4.00%          $77,391      5.00%
Tier I (core) capital, and ratio to
  risk-weighted assets.....................      $128,419     16.98%            $30,253     4.00%          $45,380      6.00%
Total risk-based capital, and ratio to
  risk-weighted assets.....................      $131,452     17.38%            $60,507     8.00%          $75,633     10.00%


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

Forward-Looking Statements

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

Financial Condition

Total assets increased $112.7 million to $1.672 billion at March 31, 2000 from total assets of $1.559 billion at June 30, 1999. The increase was primarily due to the originations and purchases of loans, primarily adjustable rate, offset by principal payments on loans and mortgage-backed securities.

Deposits increased $2.3 million to $1.066 billion at March 31, 2000 from $1.064 billion at June 30, 1999. The increase was principally due to growth in demand deposits. Federal Home Loan Bank ("FHLB") of New York advances increased $100.0 million from $244.5 million at June 30, 1999, reflecting growth in medium-term borrowings.

Non-performing assets at March 31, 2000 totaled $3.7 million, representing 0.22% of total assets, compared to $4.6 million, or 0.30% of total assets, at June 30, 1999. Non-accruing loans totaled $3.4 million, with a ratio of non-accruing loans to total loans of 0.28% at March 31, 2000 as compared to $3.7 million, or 0.34% of total loans, at June 30, 1999. Real estate owned decreased to $345,000 at March 31, 2000 from $936,000 at June 30, 1999.

Stockholders' equity at March 31, 2000 totaled $112.0 million compared to $107.5 million at June 30, 1999. The increase primarily reflects the net income recorded for the nine months ended March 31, 2000, partially offset by the repurchase of 380,000 shares of the Company's outstanding common stock at an average price of $14.39 per share and the declaration of dividends.

Results of Operations

General. For the three months ended March 31, 2000 net income was $3.2 million, or $0.38 per diluted share, compared to net income of $2.9 million, or $0.33 per diluted share, for the comparable prior year period. For the nine months ended March 31, 2000 net income was $9.6 million, or $1.11 per diluted share. These results compare to net income of $8.6 million, or $0.94 per diluted share, for the nine months ended March 31, 1999.

Interest and Dividend Income. Interest and dividend income for the three and nine months ended March 31, 2000 increased to $28.2 million and $82.5 million, respectively, from $26.1 million and $79.9 million for the three and nine months ended March 31, 1999. The increases in the current year periods were primarily due to increases in average interest-earning assets. The increase in average interest-earning assets for the nine months ended March 31, 2000 was partially offset by a decrease in the average yield earned on interest-earning assets, when compared to the prior year period. Average interest-earning assets were $1.596 billion and $1.559 billion for the three and nine months ended March 31, 2000, respectively, compared to $1.499 billion and $1.509 billion for the comparable prior year periods. The average yield earned on interest-earning assets increased to 7.07% for the three months ended March 31, 2000 from 6.97% for the three months ended March 31, 1999. For the nine months ended March 31, 2000 the average yield earned on interest-earning assets decreased slightly to 7.04% from 7.05% for the comparable prior year period.

Interest income on residential one- to four-family mortgage loans for the three months ended March 31, 2000 increased $646,000, when compared to the prior year period. For the nine months ended March 31, 2000, interest income on residential one- to four-family mortgage loans decreased $1.2 million from the March 31, 1999 period. The increase in interest income on residential one- to four-family mortgage loans for the current three month period was due to an increase of $29.0 million in the average balance outstanding and an increase of five basis points in the average yield earned on this portfolio, when compared to the prior year period. For the nine months ended March 31, 2000, the decrease in interest income on residential one- to four-family mortgage loans was partially attributable to a decrease of $17.7 million in the average balance outstanding, when compared to the prior year period. The average yield earned on this portfolio for the nine months ended March 31, 2000 decreased four basis points to 6.97% from 7.01% for the comparable prior year period.

Interest income on commercial and multi-family real estate loans increased $252,000 and $560,000 for the three and nine months ended March 31, 2000, respectively, when compared to the prior year periods. The increases in interest income on the commercial and multi-family real estate portfolio were attributable to increases of $12.3 million and $10.4 million in the average outstanding balance for the three and nine months ended March 31, 2000, respectively, when compared to the prior year periods. The growth in the portfolio was partially offset by a decline in the average yield earned on commercial and multi-family real estate loans. The average yield decreased to 8.45% and 8.38% for the current three and nine month periods, respectively, compared to 8.58% and 8.69% for the three and nine months ended March 31, 1999, respectively.

Growth in consumer loans contributed to increases of $393,000 and $1.0 million in the interest income earned on this loan portfolio for the three and nine months ended March 31, 2000, respectively, compared to the prior year periods. Also contributing to increases in interest income on consumer loans were increases in the average yields earned on the consumer loan portfolio to 7.37% and 7.26% for the three and nine months ended March 31, 2000, respectively, compared to 7.15% and 7.23% for the prior year periods.

Interest income on investment securities and other interest-earning assets increased $1.6 million and $5.2 million for the three and nine months ended March 31, 2000, respectively, from the comparable prior year periods. The increase was primarily due to a $89.4 million and a $100.5 million increase in the average balance outstanding for the three and nine months ended March 31, 2000, respectively, over the comparable prior year periods. The average yield earned on investment securities and other interest-earning assets for the three months ended March 31, 2000 increased to 6.97% from 6.84% for the comparable prior year period. For the nine months ended March 31, 2000, the average yield earned on these securities decreased slightly to 6.98% from 6.99% for the nine months ended March 31, 1999.

Interest income on the mortgage-backed securities portfolio decreased $753,000 and $3.0 million for the three and nine months ended March 31, 2000, respectively, compared to the prior year periods. The decreases in interest income on mortgage-backed securities primarily reflect decreases of $50.1 million and $60.1 million in the average balance outstanding for the three and nine months ended March 31, 2000, respectively, compared to the prior year periods.

Interest Expense. Interest expense increased $1.2 million for the three months ended March 31, 2000 from the comparable March 31, 1999 period. The increase in the current year period was primarily due to an increase in the Company's borrowings. Average deposits and borrowings increased $85.4 million for the three months ended March 31, 2000 when compared to the prior year period, with $79.6 million of the increase in the Company's borrowings. For the three months ended March 31, 2000, a decrease in the average rate paid on deposits was offset by an increase in the cost of borrowings, when compared to the prior year period. For the nine months ended March 31, 2000, interest expense decreased $498,000 from the prior year period. The decline was primarily attributable to the average cost of deposits, which decreased to 4.33% for the nine months ended March 31, 2000 from 4.66% for the comparable March 1999 period. The average cost of deposits and borrowings decreased to 4.76% for the nine months ended March 31,

2000 from 4.96% for the prior year period.

Net Interest and Dividend Income. Net interest and dividend income for the three and nine months ended March 31, 2000 was $9.5 million and $28.1 million, respectively, reflecting a $917,000 and $3.1 million increase from $8.5 million and $25.0 million recorded in the comparable prior year periods. The increase primarily reflects the Company's improvement in net interest rate spread coupled with growth in the Company's average interest-earning assets. The net interest rate spread and net interest margin for the three months ended March 31, 2000 were 2.13% and 2.37%, respectively, an increase from 2.02% and 2.24%, respectively, for the comparable prior year period. The net interest rate spread and net interest margin for the nine months ended March 31, 2000 were 2.17% and 2.42%, respectively, an increase from 1.98% and 2.21%, respectively, for the nine months ended March 31, 1999. The current year increases in the net interest rate spread and net interest margin were primarily attributable to the decreases in the average rate paid on deposits and, to a lesser extent, growth in the commercial and multi-family real estate and consumer loan portfolios.

Provision for Loan Losses. The provision for loan losses for the three and nine months ended March 31, 2000 was $210,000 and $630,000, respectively, compared to $210,000 and $570,000 for the comparable prior year periods. The allowance for loan losses at March 31, 2000 of $3.8 million reflects a $568,000 increase from the June 30, 1999 level. The allowance for loan losses as a percentage of non-accruing loans was 112.61% at March 31, 2000, compared to 87.44% at June 30, 1999. The allowance for loan losses was 0.32% of total loans at March 31, 2000, compared to 0.30% at June 30, 1999.

Non-Interest Income. For the three and nine months ended March 31, 2000 non-interest income was $681,000 and $2.3 million, respectively, compared to $995,000 and $2.9 million for the prior year periods. The decreases were primarily attributable to a $198,000 and $927,000 reduction in the net gain on sales of loans during the three and nine months ended March 31, 2000, respectively, as compared to the same 1999 periods. The $201,000 net gain on sales of loans for the three months ended March 31, 1999 represents approximately $60 million of one- to four-family residential mortgage loans which were sold in the secondary market. For the nine months ended March 31, 2000, $5.5 million of one- to four-family residential mortgage loans were sold in the secondary market early in the fiscal year for a net gain of $36,000. For the nine months ended March 31, 1999, approximately $135 million of one- to four-family residential mortgage loans were sold for a net gain of $963,000. Due to the majority of one- to four-family residential mortgage loan production being adjustable rate and due to the higher interest rate environment in the current periods, loan sale activity was reduced from the fiscal 1999 levels, as the majority of new production was retained in portfolio. The level of such activity will continue to be evaluated with primary consideration given to interest rate risk, long-term profitability and liquidity objectives. Service charge income for the three and nine months ended March 31, 2000 was $521,000 and $1.6 million, respectively, compared to $531,000 and $1.6 million for the prior year periods. The net gain from real estate operations was $2,000 and $83,000 for the three and nine months ended March 31, 2000. This compares to $98,000 and $52,000 for the three and nine months ended March 31, 1999. Other non-interest income for the three months ended March 31, 2000 of $155,000 reflects a $10,000 decline from $165,000 for the comparable prior year period. For the nine months ended March 31, 2000, other non-interest income reflects a $148,000 increase from the nine months ended March 31, 1999. For the nine months ended March 31, 2000 and 1999, other non-interest income included $205,000 and $121,000 in earnings from the Investment Services at Penn Federal program, respectively. Through this program, customers have convenient access to financial consulting/advisory services and related non-deposit investment and insurance products. In addition, other non-interest income for the nine months ended March 31, 2000 included a $48,000 gain on the sale of a former branch location.

Non-Interest Expenses. The Company's non-interest expenses were $4.9 million and $14.8 million for the three and nine months ended March 31, 2000, respectively, compared to $4.8 million and $14.0 million for the comparable prior year periods. In February 1999 and June 1999, the Company opened new branches in Toms River and Livingston, NJ, respectively. Growth in retail branches has resulted in an increase in non-interest expenses in the current year periods when compared to the prior year periods. The Company's non-interest expenses as a percent of average assets were 1.19% and 1.22% for the three and nine months ended March 31, 2000, respectively, compared to 1.23% and 1.19% for the prior year periods.

Income Tax Expense. Income tax expense for the three and nine months ended March 31, 2000 was $1.8 million and $5.3 million, respectively, compared to $1.6 million and $4.8 million for the three and nine months ended March 31, 1999. The effective tax rate for the three and nine months ended March 31, 2000 was 35.5% and 35.6%, respectively. The effective tax rate was 35.9% and 35.8% for the three and nine months ended March 31, 1999, respectively.

Analysis of Net Interest Income

The following table sets forth certain information relating to the Company's consolidated statements of financial condition and the consolidated statements of income for the three and nine months ended March 31, 2000 and 1999, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived from average daily balances. The average balance of loans receivable includes non-accruing loans. The yields and costs include fees which are considered adjustments to yields.

                                                                              Three Months Ended March 31,
                                                   -----------------------------------------------------------------------------
                                                                     2000                                    1999
                                                   ------------------------------------      -----------------------------------
                                                     Average       Interest                    Average      Interest
                                                   Outstanding      Earned/     Yield/       Outstanding     Earned/     Yield/
                                                     Balance         Paid      Rate (1)        Balance        Paid      Rate (1)
                                                     -------         ----      --------        -------        ----      --------
                                                                              (Dollars in thousands)
Interest-earning assets:
    One- to four-family mortgage
       loans...................................     $1,005,330     $17,556       6.99%       $   976,312     $16,911      6.94%
    Commercial and multi-family real
       estate loans............................         82,226       1,753       8.45             69,973       1,501      8.58
    Consumer loans.............................         84,556       1,553       7.37             65,797       1,160      7.15
                                                    ----------     -------                   -----------     -------
       Total loans receivable..................      1,172,112      20,862       7.12          1,112,082      19,572      7.06

    Federal funds sold.........................            138           2       5.73              2,725          33      4.84
    Investment securities and other............        322,737       5,620       6.97            233,307       3,992      6.84
    Mortgage-backed securities.................        100,871       1,721       6.82            150,993       2,475      6.56
                                                    ----------     -------                   -----------     -------
       Total interest-earning assets...........      1,595,858     $28,205       7.07          1,499,107     $26,072      6.97
                                                                   =======                                   =======

    Non-interest earning assets................         54,972                                    56,169
                                                    ----------                                ----------
       Total assets ...........................     $1,650,830                                $1,555,276
                                                    ==========                                ==========

Deposits, borrowings and Trust
     Preferred securities:
    Money market and demand deposits...........    $   114,103   $     309       1.09%       $   104,560   $     287      1.11%
    Savings deposits...........................        161,132         670       1.67            162,093         659      1.65
    Certificates of deposit....................        792,442      10,705       5.42            795,169      10,911      5.56
                                                    ----------     -------                   -----------     -------
       Total deposits..........................      1,067,677      11,684       4.39          1,061,822      11,857      4.53

    FHLB of New York advances..................        331,881       5,025       6.02            267,046       3,961      5.97
    Other borrowings...........................         84,626       1,256       5.87             69,896         932      5.33
                                                    ----------     -------                   -----------     -------
       Total deposits and borrowings...........      1,484,184      17,965       4.84          1,398,764      16,750      4.84
    Trust Preferred securities.................         32,782         784       9.57             32,720         783      9.57
                                                    ----------     -------                   -----------     -------
       Total deposits, borrowings and
           Trust Preferred securities..........      1,516,966     $18,749       4.94          1,431,484     $17,533      4.95
                                                                   =======                                   =======

Other liabilities..............................         22,882                                    21,741
                                                    ----------                                ----------
       Total liabilities.......................      1,539,848                                 1,453,225
Stockholders' equity...........................        110,982                                   102,051
                                                    ----------                                ----------
       Total liabilities and stockholders'
           equity..............................     $1,650,830                                $1,555,276
                                                    ==========                                ==========

                                                                              Three Months Ended March 31,
                                                   -----------------------------------------------------------------------------
                                                                     2000                                    1999
                                                   ------------------------------------      -----------------------------------
                                                     Average       Interest                    Average      Interest
                                                   Outstanding      Earned/     Yield/       Outstanding     Earned/     Yield/
                                                     Balance         Paid      Rate (1)        Balance        Paid      Rate (1)
                                                     -------         ----      --------        -------        ----      --------
                                                                              (Dollars in thousands)

Net interest income and net
    interest rate spread.......................                   $  9,456       2.13%                      $  8,539      2.02%
                                                                  ========       ====                       ========      ====

Net interest-earning assets and
    interest margin............................     $   78,892                   2.37%       $    67,623                  2.24%
                                                    ==========                   ====       ============                  ====

Ratio of interest-earning assets to
    deposits, borrowings and Trust
      Preferred securities.....................                                105.20%                                  104.72%
                                                                               ======                                   ======

(1)  Annualized.

                                                                              Nine Months Ended March 31,
                                                   -----------------------------------------------------------------------------
                                                                     2000                                    1999
                                                   ------------------------------------      -----------------------------------
                                                     Average       Interest                    Average      Interest
                                                   Outstanding      Earned/     Yield/       Outstanding     Earned/     Yield/
                                                     Balance         Paid      Rate (1)        Balance        Paid      Rate (1)
                                                     -------         ----      --------        -------        ----      --------
                                                                              (Dollars in thousands)
Interest-earning assets:
    One- to four-family mortgage
       loans...................................    $   968,246     $50,649       6.97%        $  985,959     $51,822      7.01%
    Commercial and multi-family real
       estate loans............................         77,631       4,956       8.38             67,278       4,396      8.69
    Consumer loans.............................         79,810       4,367       7.26             61,255       3,326      7.23
                                                    ----------     -------                    ----------     -------
       Total loans receivable..................      1,125,687      59,972       7.09          1,114,492      59,544      7.12

    Federal funds sold.........................            387          16       5.36              1,589          59      4.93
    Investment securities and other............        322,822      16,904       6.98            222,344      11,664      6.99
    Mortgage-backed securities.................        110,487       5,590       6.75            170,618       8,595      6.72
                                                    ----------     -------                    ----------     -------
       Total interest-earning assets...........      1,559,383     $82,482       7.04          1,509,043     $79,862      7.05
                                                                   =======                                   =======

Non-interest earning assets....................         55,010                                    57,520
                                                 -------------                             -------------
       Total assets ...........................     $1,614,393                                $1,566,563
                                                    ==========                                ==========

Deposits, borrowings and Trust
     Preferred securities:
    Money market and demand deposits...........    $   112,841   $     905       1.06%       $   100,301   $     904      1.20%
    Savings deposits...........................        163,548       2,053       1.67            163,619       2,206      1.80
    Certificates of deposit....................        784,700      31,615       5.36            796,186      33,901      5.69
                                                    ----------     -------                    ----------     -------
       Total deposits..........................      1,061,089      34,573       4.33          1,060,106      37,011      4.66

    FHLB of New York advances..................        313,516      14,227       5.97            270,350      12,212      5.98
    Other borrowings...........................         72,853       3,190       5.73             78,078       3,266      5.50
                                                    ----------     -------                    ----------     -------
       Total deposits and borrowings...........      1,447,458      51,990       4.76          1,408,534      52,489      4.96
    Trust Preferred securities.................         32,766       2,350       9.56             32,704       2,349      9.58
                                                    ----------     -------                    ----------     -------
       Total deposits, borrowings and
           Trust Preferred securities..........      1,480,224     $54,340       4.87          1,441,238     $54,838      5.07
                                                                   =======                                   =======

Other liabilities..............................         23,980                                    22,086
                                                    ----------                                ----------
       Total liabilities.......................      1,504,204                                 1,463,324
Stockholders' equity...........................        110,189                                   103,239
                                                    ----------                                ----------
       Total liabilities and stockholders'
           equity..............................     $1,614,393                                $1,566,563
                                                    ==========                                ==========

                                                                              Nine Months Ended March 31,
                                                   -----------------------------------------------------------------------------
                                                                     2000                                    1999
                                                   ------------------------------------      -----------------------------------
                                                     Average       Interest                    Average      Interest
                                                   Outstanding      Earned/     Yield/       Outstanding     Earned/     Yield/
                                                     Balance         Paid      Rate (1)        Balance        Paid      Rate (1)
                                                     -------         ----      --------        -------        ----      --------
                                                                              (Dollars in thousands)
Net interest income and net
    interest rate spread.......................                    $28,142       2.17%                       $25,024      1.98%
                                                                   =======       ====                        =======      ====

Net interest-earning assets and
    interest margin............................     $   79,159                   2.42%        $   67,805                  2.21%
                                                    ==========                   ====         ==========                  ====

Ratio of interest-earning assets to
    deposits, borrowings and Trust
      Preferred securities.....................                                105.35%                                  104.70%
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

                                                              March 31,              June 30,
                                                                2000                   1999
                                                              --------               --------
                                                                  (Dollars in thousands)
 Non-accruing loans:
     One- to four-family..................................      $2,785                 $2,937
     Commercial and multi-family..........................          95                     46
     Consumer.............................................         474                    687
                                                              --------               --------
         Total non-accruing loans.........................       3,354                  3,670

Real estate owned, net....................................         345                    936
                                                              --------               --------

         Total non-performing assets......................       3,699                  4,606
                                                               -------                -------

         Total risk elements..............................      $3,699                 $4,606
                                                                ======                 ======

Non-accruing loans as a percentage of total loans.........        0.28%                  0.34%
                                                             =========              =========

Non-performing assets as a percentage of total assets.....        0.22%                  0.30%
                                                             =========              =========

Total risk elements as a percentage of total assets.......        0.22%                  0.30%
                                                             =========              =========

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

Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowances will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to record additions to the allowance level based upon their assessment of the information available to them at the time of their examination. At March 31, 2000, the Company had a total allowance for loan losses of $3.8 million representing 112.61% of total non-accruing loans and 0.32% of total loans.

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

At March 31, 2000, the Company's total deposits, borrowings and Trust Preferred securities maturing or repricing within one year exceeded its total interest-earning assets maturing or repricing within one year by $334.4 million, representing a one year negative gap of 20.00% of total assets. At June 30, 1999, the one year negative gap was 13.61% of total assets. The Company's negative gap position widened from June 30, 1999 as interest rates have increased. Results included declining prepayments of loans and securities and lengthening of asset cash flows. Under the current interest rate environment, it is assumed that certain callable investment securities will not be called at their call date, thereby extending the life of these securities. Also contributing to the increase in the negative gap position was the termination of $70 million notional amount of interest rate swap contracts. Partially offsetting the increase in the negative gap position was an increase in core deposits and medium-term certificates of deposit, as well as the addition of medium-term borrowings.

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

As of March 31, 2000, the Bank's internally generated initial NPV ratio was 9.74%. Following a 2% increase in interest rates, the Bank's Post-Shock NPV ratio was 6.94%. The change in the NPV ratio, or the Bank's Sensitivity Measure, was 2.80%. NPV is also measured internally on a consolidated basis. As of March 31, 2000, the Company's initial NPV ratio was 10.02%, the Post-Shock ratio was 7.15%, and the Sensitivity Measure was 2.87%. Variances between the Bank's and the Company's NPV ratios are attributable to balance sheet items which are adjusted during consolidation, such as investments, intercompany borrowings and capital.

Internally generated NPV measurements are based on simulations which utilize institution specific assumptions and, as such, generally result in lower levels of presumed interest rate risk (i.e., higher Post-Shock NPV ratio and lower Sensitivity Measure) than OTS measurements indicate.

The OTS measures the Bank's (unconsolidated) IRR on a quarterly basis using data from the quarterly Thrift Financial Reports filed by the Bank with the OTS, coupled with non-institution specific assumptions which are based on national averages. As of December 31, 1999 (the latest date for which information is available), the Bank's initial NPV ratio, as measured by the OTS, was 7.22%, the Bank's Post-Shock ratio was 3.75% and the Sensitivity Measure was 3.47%.

In addition to monitoring NPV and gap, management also monitors the duration of assets and liabilities and the effects on net interest income resulting from parallel and non-parallel increases or decreases in rates.

At March 31, 2000, based on its internally generated simulation models, the Company's consolidated net interest income projected for one year forward would decrease 16% from the base case, or current market, as a result of an immediate and sustained 2% increase in interest rates.

Year 2000

By following a carefully prescribed Year 2000 Project Plan, all mission-critical systems, including interfaces to the main systems, were completely renovated and tested. To date, the Company has not experienced any problems with respect to the century rollover. The Company will continue to monitor for any Year 2000 problems, as appropriate, through the end of the calendar year. The Board of Directors has been updated on a monthly basis through the completion of the March 2000 quarterly period with respect to any problems encountered.

The cost for the Year 2000 effort incurred in fiscal 1999 was $45,000. As of March 31, 2000, no additional costs had been incurred in fiscal 2000. No additional expenditures are currently anticipated. The actual expenditures do not include manpower costs of Company personnel associated with this effort, who retained their individual operational responsibilities in addition to Year 2000 duties. No assurance can be given that any remaining issues relating to the Year 2000 will not have a material adverse effect on the Company's financial condition or results of operations.

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

Federal regulations require the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows. The current required percentage is 4% of net withdrawable deposits payable on demand or in one year or less and borrowings payable on demand or in one year or less, both as of the end of the preceding calendar quarter. Liquid assets for purposes of this ratio generally include cash, accrued interest receivable and U.S. government or federal agency securities, including mortgage-backed securities. The Company's most liquid assets are cash and cash equivalents, U.S. government agency securities and mortgage-backed securities. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At March 31, 2000 and June 30, 1999, the Bank's liquidity ratios were 10.54% and 21.30%, respectively.

The Company uses its liquid resources principally to fund maturing certificates of deposit and deposit withdrawals, to purchase loans and securities, to fund existing and future loan commitments, and to meet operating expenses. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

The Company's cash needs for the nine months ended March 31, 2000 were provided by operating activities, proceeds from maturities of investment securities, an increase in advances from the FHLB of New York and principal repayments on loans and mortgage-backed securities. During this period, the cash provided was primarily used to fund investing activities, which included the origination and purchase of loans and the purchase of investment securities. During the nine months ended March 31, 1999, the cash needs of the Company were principally provided by proceeds from sales of loans held for sale, proceeds from maturities of investment securities, principal repayments on loans and mortgage-backed securities and an increase in deposits. The cash provided was used for investing activities, which included the origination and purchase of loans and the purchase of investment securities.

Current regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percentage of risk-adjusted assets; a ratio of core capital to risk-adjusted assets; a leverage ratio of core capital to total adjusted assets; and a tangible capital ratio expressed as a percentage of total adjusted assets. As of March 31, 2000, the Bank exceeded all regulatory capital requirements and qualified as a "well-capitalized" institution (see Note
3. - Stockholders' Equity and Regulatory Capital, in the Notes to Consolidated Financial Statements).

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

           (b)  Reports on Form 8-K
                  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PENNFED FINANCIAL SERVICES, INC.



Date: May 11, 2000                    By:   /s/ Joseph L. LaMonica
                                            ----------------------
                                            Joseph L. LaMonica
                                            President and Chief
                                            Executive Officer


Date: May 11, 2000                    By:   /s/ Lucy T. Tinker
                                            ------------------
                                            Lucy T. Tinker
                                            Senior Executive Vice President and
                                            Chief Operating Officer
                                            (Principal Financial Officer)


Date: May 11, 2000                    By:   /s/ Jeffrey J. Carfora
                                            ----------------------
                                            Jeffrey J. Carfora
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Accounting Officer)