Form 10-K
period 2000-06-30
PENNFED FINANCIAL SERVICES INC
filed 2000-09-25
CIK 920945

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended June 30, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

                         Commission file number 0-24040

                        PENNFED FINANCIAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)


          Delaware                                    22-3297339
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)


622 Eagle Rock Avenue, West Orange, New Jersey          07052-2989
  (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:        (973) 669-7366

        Securities Registered Pursuant to Section 12(b) of the Act: None

          Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                          Common Stock Purchase Rights
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
requirements for the past 90 days. YES X     NO___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the Nasdaq National Market as of September 8, 2000, was $96,446,000. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         As of September 8, 2000, there were issued and outstanding 8,122,313 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the Proxy Statement for 2000 Annual Meeting of Stockholders.

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

The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Company attracts deposits from the general public and uses such deposits, together with borrowings and other funds, to originate and purchase one- to four-family residential mortgage loans, and, to a lesser extent, to originate commercial and multi-family real estate and consumer loans. See "Originations, Purchases, Sales and Servicing of Loans." The Company also invests in mortgage-backed securities secured by one- to four-family residential mortgages, U.S. government agency obligations and other permissible investments.

The Company offers a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings, money market, and a variety of checking accounts, as well as certificate accounts. The Company generally solicits deposits in its primary market areas.

At June 30, 2000, the Company had total assets of $1.7 billion, deposits of $1.1 billion, borrowings of $476.6 million and stockholders' equity of $114.0 million.

At June 30, 2000, the Company's gross loan portfolio totaled $1.3 billion, including $1.1 billion of one- to four-family residential first mortgage loans, $86.3 million of commercial and multi-family real estate loans and $97.6 million of consumer loans. In addition, on that date the Company had $87.6 million of mortgage-backed securities and $325.3 million of other investment securities and FHLB of New York stock.

At June 30, 2000, the vast majority of the Company's first and second mortgage loans (excluding mortgage-backed securities) were secured by properties located in New Jersey. Of the loans secured by properties outside New Jersey, the majority are one- to four-family loans. See "Originations, Purchases, Sales and Servicing of Loans." The Company's revenues are derived primarily from interest on loans, mortgage-backed securities and investments, and income from service charges.

Penn Federal, through its wholly-owned subsidiary, Penn Savings Insurance Agency, Inc., offers insurance and uninsured non-deposit investment products to its customers. See "Subsidiary Activities."

In October 1997, Penn Federal formed Ferry Development Holding Company, a Delaware operating subsidiary, to hold and manage its investment portfolio.

The administrative offices of the Company are located at 622 Eagle Rock Avenue, West Orange, New Jersey 07052-2989, and the telephone number at that address is
(973) 669-7366.

Forward-Looking Statements

When used in this Form 10-K and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates and demand for loans in the Company's market area and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake - and specifically declines any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Market Area

The Company's primary market areas are comprised of the Ironbound section of the City of Newark and surrounding urban communities, the suburban Essex County area and selected areas of central/southern New Jersey, which are serviced through 21 full service offices. Penn Federal was organized in the Ironbound section of Newark in 1941 and the home office of the Bank remains there. The Ironbound section of the City of Newark and immediately adjacent communities of East Newark and Harrison are primarily urban blue collar areas with two or more family dwellings and some manufacturing and industry. Deposits at Bank branches in these areas comprise 35% of total Bank deposits. The suburban Essex County area consists of communities with predominantly single family homes and a white collar commuter population. Suburban Essex County is the Bank's largest market area, accounting for approximately 39% of total Bank deposits at June 30, 2000. Penn Federal's central/southern New Jersey branches are located in selected areas of Middlesex, Monmouth and northern Ocean counties. The central/southern region branches, with 26% of total Bank deposits, serve retirement populations and expanding townhouse, multi-family and single family home developments. The Bank also purchases one- to four-family residential loans secured by properties located primarily in New Jersey. See "Originations, Purchases, Sales and Servicing of Loans."

Lending Activities

General. The Company primarily originates and purchases fixed and adjustable rate, one- to four-family first mortgage loans. The Company's general policy is to originate and purchase such loans with maturities between 10 and 30 years. The Company underwrites mortgage loans generally using Freddie Mac and Fannie Mae guidelines, although loan amounts may exceed agency limits. See "Loan Portfolio Composition" and "One- to Four-Family Residential Mortgage Lending."

The Company also originates commercial and multi-family real estate loans and consumer loans. Such loans generally reprice more frequently, have shorter maturities, and/or have higher yields than fixed rate, one- to four-family mortgage loans.

Residential and consumer loan applications may be approved by various officers up to $1.25 million and $1.0 million, respectively. Commercial and multi-family real estate loan applications are initially considered and approved at various levels of authority, depending on the amount of the loan. All commercial and multi-family real estate loans and relationships $750,000 and over must be approved by the Executive Loan Committee which consists of the President and certain executive and senior officers. The approval of the Company's Board of Directors is required for all loans and relationships above $1.25 million.

The aggregate amount of loans that the Company is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Company could have invested in any one real estate project is generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation-Federal Regulation of Savings Associations." At June 30, 2000, the maximum amount which the Company could have lent to any one borrower and the borrower's related entities was approximately $20.6 million. The Company's current policy is to limit such loans to a maximum of 50% of the general regulatory limit or $5.0 million, whichever is less. At June 30, 2000, the Company's largest group of loans to one borrower (and any related entities) consisted of five commercial real estate loans aggregating $4.3 million. Four of these loans, aggregating $3.2 million, are secured by multi-family properties in Essex County. The fifth loan, for $1.1 million, represents the Company's participation in a loan for a senior assisted-living complex in Morris County. At June 30, 2000, there was a total of 22 loans or lender relationships in excess of $1.0 million, for a total amount of $38.8 million. At that date, all of these loans were performing in accordance with their respective repayment terms.

Loan Portfolio Composition. The following table sets forth the composition of the Company's loan portfolio at the dates indicated.

                                                                              June 30,
                            --------------------------------------------------------------------------------------------------------
                                   2000                   1999                 1998                 1997                 1996
                            --------------------------------------------------------------------------------------------------------
                            Amount       Percent    Amount    Percent     Amount   Percent    Amount     Percent   Amount    Percent
                            --------------------------------------------------------------------------------------------------------
                                                                       (Dollars in thousands)

First mortgage loans:
One- to four-family(1)      $1,070,048   85.34%   $ 915,244    86.15%   $ 971,668   89.01%   $831,843    89.55%    $565,924   86.68%
Commercial and multi-family     86,257    6.88       74,613     7.02       65,833    6.03      56,811     6.12       52,014    7.97
                            --------------------------------------------------------------------------------------------------------
  Total first mortgage
   loans                     1,156,305   92.22      989,857    93.17    1,037,501   95.04     888,654    95.67      617,938   94.65
                            --------------------------------------------------------------------------------------------------------
Other loans:
Consumer loans:
Second mortgages                45,659    3.64       37,243     3.50       27,232    2.49      23,665     2.55       23,912    3.66
Home equity lines of credit     46,394    3.70       31,754     2.99       23,538    2.16      14,040     1.51        8,955    1.37
Other                            5,534    0.44        3,575     0.34        3,331    0.31       2,512     0.27        2,117    0.32
                            --------------------------------------------------------------------------------------------------------
  Total consumer loans          97,587    7.78       72,572     6.83       54,101    4.96      40,217     4.33       34,984    5.35
                            --------------------------------------------------------------------------------------------------------
  Total loans                1,253,892  100.00%   1,062,429   100.00%   1,091,602  100.00%    928,871   100.00%     652,922  100.00%
                                        ======                ======               ======               ======               ======

Add/(less):
Unamortized premiums,
 deferred loan fees,
 and other, net                  9,339                7,391                 7,026               5,202                 2,279
                            --------------------------------------------------------------------------------------------------------
Allowance for loan losses       (3,983)              (3,209)               (2,776)             (2,622)               (2,630)
                            ========================================================================================================
 Total loans receivable,
  net                       $1,259,248           $1,066,611            $1,095,852            $931,451              $652,571

--------------
(1) One-to four-family loans include loans held for sale of $5,180,000, $565,000 and $88,000 at June 30, 1999, 1998 and 1996, respectively. There were no loans held for sale at June 30, 2000 and 1997.

Loan Maturity. The following schedule sets forth the contractual maturity of the Company's loan portfolio as of June 30, 2000. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. Loans with balloon payments are also shown as amortizing to final maturity (i.e., when the balloon payment is due). All balances are shown on a gross basis and, thus, include no premium or discount adjustments. Savings account loans and overdraft checking balances, included in consumer loans, which have no stated final maturity, are reported as due within one year. The table does not reflect the effects of possible prepayments or scheduled principal amortization.

                                           After One   After Three  After Five  After Ten
                                One Year    Through      Through     Through     Through       After
                                or Less   Three Years  Five Years   Ten Years  Twenty Years  Twenty Years    Total
                               -------------------------------------------------------------------------------------
                                                                  (In thousands)
First mortgage loans:
One- to four-family             $1,345     $1,803       $ 5,147     $ 73,012    $218,430      $770,311    $1,070,048
Commercial and multi-family      2,916      3,264         2,094       23,684      52,515         1,784        86,257
                                ------------------------------------------------------------------------------------

  Total first mortgage loans     4,261      5,067         7,241       96,696     270,945       772,095     1,156,305

Consumer loans                   3,374      1,764         8,172       14,890      69,387          --          97,587
                                ------------------------------------------------------------------------------------
  Total loans, gross            $7,635     $6,831       $15,413     $111,586    $340,332      $772,095    $1,253,892
                                ====================================================================================


Loans due after June 30, 2001, which have fixed interest rates amount to $703.1 million, while those with adjustable rates amount to $543.1 million, detailed as follows:

                                             Due After June 30, 2001
                                   --------------------------------------------
                                     Fixed        Adjustable           Total
                                   --------------------------------------------
                                                (In thousands)

First mortgage loans:
One- to four-family                $644,098       $424,605          $1,068,703
Commercial and multi-family          11,216         72,125              83,341
                                   --------------------------------------------
  Total first mortgage loans        655,314        496,730           1,152,044

Consumer loans                       47,819         46,394              94,213
                                   --------------------------------------------
  Total loans, gross               $703,133       $543,124          $1,246,257
                                   ============================================

One- to Four-Family Residential Mortgage Lending. At June 30, 2000, the Company's one- to four-family residential mortgage loans totaled $1.1 billion, or approximately 85.3% of the Company's gross loan portfolio. Residential loan originations are generated by the Company's in-house originations staff, marketing efforts, present customers, walk-in customers and referrals from real estate agents, mortgage brokers and builders. The Company focuses its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences. During the fiscal year ended June 30, 2000, the Company originated $172.2 million of real estate loans secured by one- to four-family residential real estate of which $96.1 million were adjustable rate loans. Substantially all of the Company's one- to four-family residential mortgage originations are secured by properties located in the State of New Jersey.

For the majority of fiscal 2000, the Company had two correspondent relationships with other institutions through which it purchased $98.2 million of newly originated adjustable rate and $7.8 million of newly originated fixed rate one- to four-family residential first mortgages. In late fiscal 2000, the Company entered into a third correspondent relationship to purchase loans from another New Jersey institution. Purchased loans are secured by properties primarily located in New Jersey, with a limited amount secured by properties in Pennsylvania, Massachusetts and Connecticut. Loans are underwritten by the correspondent institutions using the Company's guidelines and a portion of those loans are re-underwritten by the Bank on a test basis. All loans purchased are supported by customary representations and warranties provided by the correspondent institutions. See "Originations, Purchases, Sales and Servicing of Loans."

The Company currently originates one- to four-family residential mortgage loans with terms of up to 30 years in amounts up to 95% of the appraised value of the property. The Company generally requires that private mortgage insurance be obtained in an amount sufficient to reduce the Company's exposure to 80% or less of the loan-to-value level. Interest rates charged on loans are competitively priced according to market conditions.

In underwriting one- to four-family residential real estate loans, the Company evaluates the borrower's ability to make monthly payments, past credit history and the value of the property securing the loan. Properties securing real estate loans made by the Company are appraised by independent appraisers approved by the Board of Directors. The Company requires borrowers to obtain title insurance and fire and property insurance (including flood insurance, if necessary) in the amount of the loan or the replacement cost, whichever is less. Real estate loans originated and purchased by the Company contain a "due on sale" clause allowing the Company to declare the unpaid principal balance due and payable upon the sale of the property.

Commercial and Multi-Family Real Estate Lending. The Company engages in commercial and multi-family real estate lending primarily in its market areas. At June 30, 2000, the Company had $86.3 million of commercial and multi-family real estate loans which represented 6.9% of the Company's gross loan portfolio. This amount includes $694,000 of lines of credit secured by non-real estate business assets. During fiscal 2000, the Company introduced an Accounts Receivable Financing Program for small and mid-sized businesses. At June 30, 2000, the commercial and multi-family real estate loan portfolio included $120,000 of these loans. At June 30, 2000, the average per loan balance of the Company's commercial and multi-family real estate loans outstanding was $287,000. As of June 30, 2000 approximately 83% of the loans in the commercial and multi-family real estate loan portfolio were adjustable rate loans.

The Company's commercial and multi-family real estate loan portfolio is secured primarily by apartment buildings, mixed-use buildings, small office buildings, restaurants, warehouses and strip shopping centers. Commercial and multi-family real estate loans typically have terms that do not exceed 15 years and have a variety of rate adjustment features and other terms. Generally, the loans are made in amounts up to 75% of the appraised value of the property. Adjustable rate commercial and multi-family real estate loans normally provide for a margin over various U.S. Treasury securities adjusted to a constant maturity, with periodic adjustments, or are tied to the Prime Rate as reported in theWall Street Journal. In underwriting these loans, the Company analyzes the current financial condition of the borrower, the borrower's credit history, the value of the property securing the loan, and the reliability and predictability of the cash flow generated by the property securing the loan. The Company usually requires personal guarantees of individuals who are principals of the borrowers. Appraisals on properties securing commercial real estate loans originated by the Company are performed by independent appraisers approved by the Board of Directors.

Commercial and multi-family real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration in a limited number of loans and borrowers, the effect of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial and multi-family real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (e.g., if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower's ability to repay the loan may be impaired.

Consumer Lending. The Company offers a variety of secured consumer loans, including home equity lines of credit, second mortgages, automobile loans, boat loans and loans secured by savings deposits. In addition, the Company offers unsecured overdraft checking protection. At June 30, 2000, the Company's total consumer loan portfolio was $97.6 million, or 7.8% of its gross loan portfolio, of which approximately 51% were fixed rate loans and 49% were adjustable rate loans. The Company currently originates substantially all of its consumer loans in its primary market areas.

The Company originates adjustable rate home equity lines of credit and fixed rate second mortgage loans generally up to $250,000. Home equity lines of credit and second mortgage loans together with loans secured by all prior liens, are generally limited to 75% of the appraised value of the property securing the loan. The Company also offers 100% equity financing up to $100,000, with these loans re-underwritten and insured through a mortgage insurance company. Second mortgage loans have a maximum term of up to 20 years. Home equity lines of credit may have varying terms up to 20 years. These loans are underwritten utilizing criteria similar to the Company's first mortgage loans. As of June 30, 2000, second mortgage loans and home equity lines of credit amounted to $92.1 million or 94.3% of the Company's consumer loan portfolio.

Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The underwriting standards employed by the Company for consumer loans include an application, a determination of the applicant's payment history on other debts and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

Consumer loans may entail greater credit risk than residential first mortgage loans, particularly in the case of consumer loans which are secured by rapidly depreciable assets, such as automobiles and boats. In such cases, any repossessed collateral from a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Originations, Purchases, Sales and Servicing of Loans

For the fiscal year ended June 30, 2000, the Company originated $267.9 million of loans, compared to $371.0 million and $340.2 million in fiscal 1999 and 1998, respectively, due principally to reduced refinancing activity in fiscal 2000. Mortgage loan originations are handled by employees of the Company.

During the fiscal years ended June 30, 2000, 1999 and 1998, the Company purchased $106.0 million, $31.2 million and $89.9 million of one- to four-family first mortgage loans, respectively, through correspondent relationships with other institutions. The purchased loans primarily represent adjustable rate and, to a lesser extent, fixed rate first mortgages secured by properties primarily located throughout New Jersey. A limited amount of loans secured by properties located in Pennsylvania, Massachusetts and Connecticut have been purchased.

From time to time, the Company has engaged in loan sale strategies -- selling loans to Freddie Mac and other secondary market purchasers. Due to the majority of one- to four-family residential mortgage loan production being adjustable rate and due to the higher interest rate environment during the year ended June 30, 2000, loan sale activity was reduced significantly from the fiscal 1999 levels, as the majority of production was retained in portfolio. For the year ended June 30, 2000, the Company sold loans totaling $5.5 million. During fiscal 1999, PennFed actively employed a strategy of selling one - to four-family mortgage loans. This strategy served to mitigate the effects of low interest rates and a flat yield curve. For the year ended June 30, 1999, the Company sold $150.5 million of low-coupon, longer duration one - to four-family first mortgage loans to Freddie Mac and other secondary market purchasers. The Company sold loans in aggregate amounts of $76.2 million during the year ended June 30, 1998.

The level of loan sale activity will continue to be evaluated with primary consideration given to interest rate risk, long-term profitability and liquidity objectives.

When loans are sold, the Company may retain the responsibility for servicing the loans or may sub-service the loans for a short term period. The Company receives a fee for performing these services. The Company serviced for others one- to four-family mortgage loans with an aggregate outstanding principal balance of $108.5 million, $116.2 million and $110.9 million at June 30, 2000, 1999, and 1998, respectively.

The following table sets forth the activity in the Company's loan portfolio for the years indicated.

                                                                    Year ended June 30,
                                                 -----------------------------------------------------
                                                     2000                  1999               1998
                                                 -----------------------------------------------------
                                                                      (In thousands)

Net loans receivable at beginning of year        $1,066,611             $1,095,852          $  931,451

Plus:
   Loans originated:
     One- to four-family                            172,201                295,522             283,666
     Commercial and multi-family real estate         30,364                 22,938              18,901
     Consumer                                        65,325                 52,560              37,595
                                                 -----------------------------------------------------
Total loans originated                              267,890                371,020             340,162
                                                 -----------------------------------------------------

   One- to four-family loans purchased              106,049                 31,220              89,910
                                                 -----------------------------------------------------

        Total loans originated and purchased        373,939                402,240             430,072

Less:
   One- to four-family loans sold                     5,532                150,474              76,196
   Loan principal payments and other, net           175,388                280,575             187,360
   Loans transferred to real estate owned               382                    432               2,115
                                                 -----------------------------------------------------
Net loans receivable at end of year              $1,259,248             $1,066,611          $1,095,852
                                                 =====================================================

Non-Performing and Classified Assets

Generally, when a borrower fails to make a required payment on a real estate secured loan or other secured loan the Company institutes collection procedures by mailing a delinquency notice. The customer is contacted again, by telephone, if the delinquency is not promptly cured. In many cases, delinquencies are cured promptly; however, if a loan secured by real estate or other collateral has been delinquent for more than 60 days, a letter of notice of intention to foreclose is sent and the customer is requested to make arrangements to bring the loan current. At 90 days past due, unless satisfactory arrangements have been made, immediate repossession commences or foreclosure procedures are instituted. For unsecured loans, the collection procedures are similar; however, at 90 days past due, a specific reserve or charge-off is recommended and, subsequently, a lawsuit is filed, if necessary, to obtain a judgement.

At June 30, 2000, the Company's loans delinquent 60 to 89 days totaled $406,000 of which $391,000 were one- to four-family mortgage loans and $15,000 were consumer loans.

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

                                                                At June 30,
                                          -------------------------------------------------
                                          2000       1999       1998        1997       1996
                                          -------------------------------------------------
                                                        (Dollars in thousands)
Non-accruing loans:
One- to four-family . . . . . . . . . . . $2,152     $2,937     $2,575    $3,567     $4,009
Commercial and multi-family . . . . . .       95         46        414     1,053        913
Consumer . . . . . . . . . . . . . . . .     468        687        753       865      1,264
                                          -------------------------------------------------
Total non-accruing loans . . . . . . . . . 2,715      3,670      3,742     5,485      6,186

Real estate owned, net . . . . . . . . .     334        936      1,643       884      1,083
                                          -------------------------------------------------
Total non-performing assets . . . . . . .  3,049      4,606      5,385     6,369      7,269

Restructured loans . . . . . . . . . . .      --         --      1,415     1,451      2,340
                                          -------------------------------------------------
Total risk elements . . . . . . . . . . . $3,049     $4,606     $6,800    $7,820     $9,609
                                          =================================================
Non-accruing loans as a percentage
of total loans . . . . . . . . . . . . .    0.21%      0.34%      0.34%     0.59%      0.95%
                                            ===============================================
Non-performing assets as a percentage
of total assets . . . . . . . . . . . . .   0.18%      0.30%      0.35%     0.48%      0.67%
                                            ===============================================
Total risk elements as a percentage
of total  assets . . . . . . . . . . . . .  0.18%      0.30%      0.44%     0.59%      0.88%
                                            ===============================================


For the year ended June 30, 2000, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $97,000, none of which was included in interest income during this period.

Non-Performing Assets. Non-accruing loans at June 30, 2000 were comprised of 29 one- to four-family loans aggregating $2.2 million, 17 consumer loans aggregating $468,000 and two commercial and multi-family real estate loans totaling $95,000.

Real estate owned at June 30, 2000 included five one - to four-family properties totaling $334,000, the largest of which had a net book value of $141,000.

Restructured Loans. In the normal course of business the Company has restructured the terms of certain loans. No loans have been restructured within the last four fiscal years. Any loan that has been restructured continues to perform in accordance with the restructured terms.

Other Loans of Concern. As of June 30, 2000, there were $1.0 million of other loans not included in the table or discussed above where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

Included in other loans of concern at June 30, 2000 are five loans to one borrower and one loan to a related party totaling $862,000 acquired in the 1989 acquisition of First Federal Savings and Loan Association of Montclair. The five loans consist of one commercial real estate loan of $426,000, three one- to four-family loans totaling $110,000 and a $70,000 line of credit. The loan to a related party consists of a commercial real estate loan of $256,000. All of these loans are secured by properties located in New Jersey. All of the loans were performing in accordance with their respective repayment terms. The Company continues to monitor these loans due to their periodic delinquencies.

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

When a savings institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities. When a savings institution classifies problem assets as "loss," it is required to either establish a specific reserve equal to 100% of that portion of the asset so classified or to charge-off such amount.

In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews the assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of its assets at June 30, 2000, the Bank's classified assets, including real estate owned, totaled $4.1 million, with $3.9 million classified as substandard and $182,000 classified as loss. At June 30, 2000 total classified assets represented 3.57% of the Company's stockholders' equity and 0.24% of the Company's total assets.

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

The following table sets forth an analysis of the Company's allowance for loan losses at, and for, the dates indicated.

                                                             Year ended June 30,
                                         --------------------------------------------------------
                                         2000         1999       1998         1997         1996
                                         --------------------------------------------------------
                                                             (Dollars in thousands)

Balance at beginning of year . . . .      $3,209     $2,776     $2,622      $2,630       $2,860
Charge-offs:
One- to four-family . . . . . . . . . .     (105)       (60)      (306)       (392)        (195)
Commercial and multi-family . . . . .         --       (165)       (44)       (147)        (508)
Consumer . . . . . . . . . . . . . . . .     (18)      (171)       (96)       (146)        (238)
                                         --------------------------------------------------------
                                            (123)      (396)      (446)       (685)        (941)
                                         --------------------------------------------------------

Recoveries:
One- to four-family . . . . . . . . . .       37         --         --          --           --
Commercial and multi-family . . . . .         --         49         --          --          101
Consumer . . . . . . . . . . . . . . . .      --         --         --          42           --
                                         --------------------------------------------------------
                                              37         49         --          42          101
                                         --------------------------------------------------------
Net charge-offs . . . . . . . . . . . .      (86)      (347)      (446)       (643)        (840)
Additions charged to operations . . . . .    860        780        600         635          610
                                         --------------------------------------------------------
Balance at end of year . . . . . . . . .  $3,983     $3,209     $2,776      $2,622       $2,630
                                         ========================================================
Ratio of net charge-offs during the
year to average loans outstanding
during the year . . . . . . . . . . . .     0.01%      0.03%      0.04%       0.08%        0.16%
                                         ========================================================
Ratio of allowance for loan losses
to total loans at end of year . . . . .     0.32%      0.30%      0.25%       0.28%        0.40%
                                         ========================================================
Ratio of allowance for loan losses to
non-accruing loans at end of year . .     146.70%     87.44%     74.18%      47.80%       42.52%
                                         ========================================================

The distribution of the Company's allowance for loan losses at the dates indicated is summarized in the following table.


                                                                   June 30,
                            -------------------------------------------------------------------------------------------
                                    2000             1999             1998             1997               1996
                            -------------------------------------------------------------------------------------------
                                      Percent          Percent           Percent           Percent           Percent of
                                      of               of                of                of                of
                                      Loans in         Loans in          Loans in          Loans in          Loans in
                                      Each             Each              Each              Each              Each
                                      Category         Category          Category          Category          Category
                                      to Total         to Total          to Total          to Total          to Total
                            Amount    Loans    Amount  Loans    Amount   Loans    Amount   Loans    Amount   Loans
                            ------------------------------------------------------------------------------------------
                                                                  (Dollars in thousands)
One- to four-family. . .    $2,244    85.34%   $1,797    86.15%  $1,502    89.01%  $1,463   89.55%  $1,290    86.68%

Commercial and
 multi-family real estate    1,051     6.88       855     7.02      740     6.03      654    6.12      782     7.97


Consumer   . . . . . . .       688     7.78       557     6.83      534     4.96      505    4.33      558     5.35
                            ------------------------------------------------------------------------------------------

Total      . . . . . . .    $3,983   100.00%   $3,209   100.00%  $2,776   100.00%  $2,622  100.00%  $2,630   100.00%
                            ===========================================================================================

Investment Activities

The Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained its liquid assets above the minimum requirements imposed by the OTS regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. As of June 30, 2000, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable deposit accounts and current borrowings) was 8.71%. See "Regulation-Liquidity."

At June 30, 2000, the Company had a securities portfolio consisting principally of U.S. government agency securities, including mortgage-backed securities. All investment securitities and mortgage-backed securities were classified as held to maturity at June 30, 2000, as the Company has a positive intent and ability to hold these securities to maturity. These investments carry a low risk weighting for OTS risk-based capital purposes, generally satisfy OTS liquid-asset requirements and are generally of relatively short duration. See "Regulation-Regulatory Capital Requirements" and "Regulation-Liquidity."

Investment Securities. At June 30, 2000, the Company's investment securities (including a $22.3 million investment in FHLB of New York stock) totaled $325.3 million, or 18.8% of its total assets. It is the Company's general policy to purchase U.S. government securities and federal agency obligations and other investment grade securities in accordance with its strategic objectives, including, but not limited to, liquidity, growth, yield and interest rate risk management and to provide collateral for borrowings. In prior years, PennFed invested in certain non-investment grade trust preferred securities of other financial institutions. At June 30, 2000, PennFed held $11.0 million of such non-investment grade securities. In addition, investment securities at June 30, 2000 included $17.5 million of investment grade trust preferred securities.

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


                                                                           June 30, 2000
                                               ----------------------------------------------------------------------
                                                    After           After
                                                 One Year      Five Years        After             Total
                                                  Through         Through          Ten           Investment
                                               Five Years       Ten Years        Years           Securities
                                               ----------------------------------------   ---------------------------
                                               Book Value      Book Value   Book Value    Book Value     Market Value
                                               ----------------------------------------------------------------------
                                                                      (Dollars in thousands)
U.S. government
   agency obligations . . . . . . . . . . .         $--         $10,000     $264,532       $274,532        $254,066
Obligations of states and
   political subdivisions . . . . . . . . .          30              --           --             30              32
Trust preferred
   securities      . . . . . . . . . . . . ..        --              --       28,464         28,464          24,545
                                               ----------------------------------------------------------------------
Total investment
   securities      . . . . . . . . . . . . ..       $30         $10,000     $292,996       $303,026        $278,643
                                               ======================================================================
Weighted average yield at
   year end        . . . . . . . . . . . . ..     10.38%          6.77%         7.07%          7.06%             --
                                               ======================================================================


The majority of the securities in the investment portfolio have call features. At June 30, 2000, the assumed weighted average life of the investment portfolio was 4.2 years.

The Company's investment securities portfolio at June 30, 2000 did not contain securities of any issuer or tax-exempt securities with an aggregate book value in excess of 10% of the Company's retained earnings, excluding those issued by the U.S. government or its agencies.

Mortgage-Backed Securities. At June 30, 2000, mortgage-backed securities totaled $87.6 million, or 5.1% of the Company's total assets, of which approximately 23% consisted of adjustable rate securities. The Company has invested primarily in government agency securities, principally those of Ginnie Mae, Freddie Mac and Fannie Mae.

The following table indicates the composition of the mortgage-backed securities portfolio, excluding unamortized premiums, based on the final maturities of each security.

                                                                     June 30,  2000
                                     ------------------------------------------------------------------------------------
                                                       After         After
                                            One     One Year    Five Years         After                Total
                                        Year or      Through       Through           Ten           Mortgage-backed
                                           Less   Five Years     Ten Years         Years              Securities
                                     ----------------------------------------------------   -----------------------------
                                     Book Value   Book Value    Book Value    Book Value    Book Value      Market Value
                                     ----------------------------------------------------   -----------------------------
                                                                   (Dollars in thousands)

Ginnie Mae ......................        $   --      $   116      $   580      $   662        $ 1,358          $ 1,392
Freddie Mac .....................         7,121        3,540       14,158       23,940         48,759           48,507
Fannie Mae ......................         3,193          652       10,802       22,550         37,197           36,886
Collateralized Mortgage
   Obligations/REMICs ...........            --           --           --           79             79               76
                                     ------------------------------------------------------------------------------------
   Total mortgage-backed
   securities ...................       $10,314      $ 4,308      $25,540      $47,231        $87,393          $86,861
                                     ====================================================================================
Weighted average yield at
   year end .....................          6.40%        7.59%        7.11%        7.20%          7.10%
                                     ====================================================================================


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

The following table sets forth the Company's mortgage-backed securities purchase and repayment activities for the years indicated.


                                                            Year ended June 30,
                                                      ----------------------------------
                                                        2000          1999       1998
                                                      ----------------------------------
                                                                (In thousands)
Mortgage-backed securities, net:
   At beginning of year ..........................    $127,983     $204,452     $288,539
   Securities purchased ..........................         220           34           --
   Less:
     Principal repayments ........................      40,522       76,206       83,775
     Amortization of premiums ....................         120          297          312
                                                      ----------------------------------
At end of year ...................................    $ 87,561     $127,983     $204,452
                                                      ==================================

The following table sets forth the composition of the Company's investment and mortgage-backed securities portfolios at the dates indicated.

                                                                              June 30,
                                     ----------------------------------------------------------------------------------------
                                                   2000                         1999                        1998
                                     ----------------------------------------------------------------------------------------
                                                          Percent                        Percent                      Percent
                                                         of Total                       of Total                      of Total
                                        Book      Market   Book      Book      Market      Book     Book      Market   Book
                                       Value      Value    Value     Value     Value      Value     Value     Value    Value
                                     ----------------------------------------------------------------------------------------
                                                                     (Dollars in thousands )
Investment securities:
   U.S. government
      agency obligations .  . . .     $274,532   $254,066   84.39%   $264,538   $254,243   85.36%  $166,969  $166,985   86.35%
   Obligations of states and
      political subdivisions  . .           30         32    0.01          40         45    0.01        140       147    0.07
   Trust preferred securities . .       28,464     24,545    8.75      28,704     27,592    9.27     11,201    11,611    5.79
                                      ----------------------------------------------------------------------------------------
   Total investment
      securities . . . . . . .  .      303,026    278,643   93.15     293,282    281,880   94.64    178,310   178,743   92.21
   FHLB of New York stock . . . .       22,295     22,295    6.85      16,623     16,623    5.36     15,065    15,065    7.79
                                      ----------------------------------------------------------------------------------------
   Total investment securities
      and FHLB of New York stock      $325,321   $300,938  100.00%   $309,905   $298,503  100.00%  $193,375  $193,808  100.00%
                                      ========================================================================================

Weighted average life of
      investment securities excluding
      FHLB of NewYork stock . . . .            4.2 years                    3.4 years            0.9 years

Mortgage-backed securities:

   Ginnie Mae . . . . . . . . . .      $ 1,358    $ 1,392    1.55%   $  2,071   $  2,162    1.62%  $  3,005   $ 3,195    1.47%
   Freddie Mac . . . . . . . . .        48,759     48,507   55.69      74,622     75,119   58.31    123,444   125,931   60.38
   Fannie Mae . . . . . . . . . .       37,197     36,886   42.48      50,899     51,233   39.77     77,019    78,601   37.67
   Collateralized Mortgage
   Obligations/REMICs . . . . . .           79         76    0.09         103        103    0.08        400       401    0.19
                                      ----------------------------------------------------------------------------------------
                                        87,393     86,861   99.81     127,695    128,617   99.78    203,868   208,128   99.71%
     Unamortized premiums, net . .         168         --    0.19         288         --    0.22        584        --    0.29
                                      ----------------------------------------------------------------------------------------
      Total mortgage-backed
      securities                      $ 87,561    $86,861  100.00%   $127,983   $128,617  100.00%  $204,452  $208,128  100.00%
                                      ========================================================================================

Sources of Funds

General. The Company's sources of funds are deposits, borrowings, payment of principal and interest on loans and mortgage-backed securities, interest received on and maturities or calls of other investment securities and funds provided from operations.

Deposits. The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of savings, money market and demand deposit accounts, as well as certificate accounts currently ranging in terms up to 60 months. The Company solicits deposits primarily from its market areas and relies primarily on product mix, competitive pricing policies, advertising, customer service and customer relationships to attract and retain deposits. The Company also solicits short term deposits from municipalities in its market areas. As of June 30, 2000, certificates of deposit from municipalities totaled $53.2 million.

The variety of deposit accounts offered by the Company has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Company endeavors to manage the pricing of its deposits in keeping with its asset/liability management, liquidity and profitability objectives. In this regard, the Company has from time-to-time paid slightly higher rates than its competitors to attract certificates of deposit. Based on its experience, the Company believes that its savings, money market and demand deposit accounts are relatively stable sources of deposits. However, the ability of the Company to attract and maintain certificates of deposit and the rates paid on these deposits has been and will continue to be significantly affected by market conditions, including general economic conditions, changes in interest rates and competition. There were no brokered deposits at June 30, 2000. At June 30, 1999, the Company had $1.0 million of brokered deposits. See Item 8 - Financial Statements - Note I -Deposits - of the Notes to Consolidated Financial Statements.

The following table sets forth the deposit flows of the Company during the periods indicated.


                                               Year ended June 30,
                                  ---------------------------------------------
                                      2000           1999               1998
                                  ---------------------------------------------
                                             (Dollars in thousands)

Opening balance . . . . . . . . .$ 1,063,600     $ 1,028,100       $   918,160
Net deposits (withdrawals) ......    (24,630)         (5,555)           68,152
Interest credited ...............     41,380          41,055            41,788
                                 ---------------------------------------------
Ending balance ..................$ 1,080,350     $ 1,063,600       $ 1,028,100%
                                 =============================================
Net increase ....................$    16,750     $    35,500       $   109,940
                                 =============================================
Percent increase ................       1.57%           3.45%            11.97%
                                 =============================================

The following table indicates the amount of the Company's certificates of deposit by time remaining until maturity as of June 30, 2000.

                                                                      Maturity
                                              ----------------------------------------------------------
                                                          Over        Over          Over
                                              3 Months    3 to 6      6 to 12       12
                                              or Less     Months      Months        Months       Total
                                              ----------------------------------------------------------
                                                                      (In thousands)
Certificates of deposit less
  than $100,000 . . . . . . .  . . . . . .    $190,403    $128,099    $130,728      $202,792     $652,022
Certificates of deposit of $100,000 or more .   83,200      18,768      16,536        29,651      148,155
                                              -----------------------------------------------------------
Total certificates of deposit. . . . . . . .  $273,603    $146,867    $147,264      $232,443     $800,177
                                              ===========================================================

Borrowings. Although deposits are the Company's primary source of funds, the Company's policy has been to utilize borrowings when they are a less costly source of funds, when the Company desires additional capacity to fund loan demand or to extend the life of its liabilities.

The Company's borrowings historically have consisted of advances from the FHLB of New York, and to a lesser extent, reverse repurchase agreements. FHLB of New York advances can be obtained pursuant to several different credit programs, each of which has its own interest rate and range of maturities.

The following table sets forth the maximum month-end balance, average balance and weighted average cost of FHLB of New York advances and other borrowings for the periods indicated.

                                                                              Year ended June 30,
                                                                     ------------------------------------
                                                                      2000            1999         1998
                                                                     ------------------------------------
                                                                                (In thousands)

Maximum balance for the year ended:
 FHLB of New York advances .....................................     $364,465      $289,465      $240,465
                                                                     ====================================
 Other borrowings:
   Overnight repricing lines of credit .........................     $ 80,200      $ 54,700      $ 50,000
   FHLB of New York one-month overnight repricing
     line of credit ............................................       30,000        10,000        35,000
   Reverse repurchase agreements callable or maturing
     within one year ...........................................        9,563        39,925        49,925
   Reverse repurchase agreements maturing after one year .......       49,275        49,275        29,875
                                                                     ------------------------------------
Total other borrowings .........................................     $169,038      $153,900      $164,800
                                                                     ====================================
Average balance for the year ended:
 FHLB of New York advances .....................................     $322,754      $266,906      $218,568
                                                                     ====================================
 Other borrowings:
   Overnight repricing lines of credit .........................     $ 30,393      $ 21,254      $ 24,620
   FHLB of New York one-month overnight repricing
    line of credit .............................................        5,706         1,221         4,401
   Reverse repurchase agreements callable or maturing
     within one year ...........................................        5,353        10,824        23,091
   Reverse repurchase agreements maturing after one year .......       39,601        40,215        21,487
                                                                     ------------------------------------
     Total other borrowings ....................................     $ 81,053      $ 73,514      $ 73,599
                                                                     ====================================
Balance at June 30:
 FHLB of New York advances .....................................     $364,465      $244,465      $230,465
                                                                     ====================================
 Other borrowings:
   Overnight repricing lines of credit .........................     $ 72,900      $ 29,900      $ 41,700
   FHLB of New York one-month overnight repricing
    line of credit .............................................           --            --        10,000
   Reverse repurchase agreements callable or maturing
    within one year ............................................       19,875        19,563        49,925
   Reverse repurchase agreements maturing after one year .......       19,400        39,275        29,875
                                                                     ------------------------------------
    Total other borrowings .....................................     $112,175      $ 88,738      $131,500
                                                                     ====================================
Weighted average cost of funds for the year ended:
 FHLB of New York advances .....................................         6.07%         6.01%         6.13%
 Other borrowings:
   Overnight repricing lines of credit .........................         6.00%         5.20%         5.75%
   FHLB of New York one-month overnight repricing
    line of credit .............................................         5.96%         5.42%         5.85%
   Reverse repurchase agreements callable or maturing
    within one year ............................................         5.69%         5.58%         5.59%
   Reverse repurchase agreements maturing after one year .......         6.02%         5.74%         6.06%

Weighted average cost of funds at June 30:
 FHLB of New York advances .....................................         6.13%         5.93%         6.06%
 Other borrowings:
   Overnight repricing lines of credit .........................         7.23%         5.98%         6.25%
   FHLB of New York one-month overnight repricing
    line of credit .............................................           --            --          6.13%
   Reverse repurchase agreements callable or maturing
    within one year ............................................         5.77%         5.01%         5.35%
   Reverse repurchase agreements maturing after one year .......         6.10%         5.93%         5.93%

Trust Preferred Securities.During fiscal 1998, the Company formed a wholly-owned trust subsidiary, PennFed Capital Trust I (the "Trust"). Effective October 21, 1997, the Trust sold $34.5 million of 8.90% cumulative trust preferred securities to the public which are reflected on the Consolidated Statement of Financial Condition as Guaranteed Preferred Beneficial Interest in the Company's Junior Subordinated Debentures (the "Trust Preferred securities"). The Trust used the proceeds from the sale of the Trust Preferred securities to purchase 8.90% junior subordinated deferrable interest debentures issued by PennFed. The Company used the proceeds from the junior subordinated debentures for general corporate purposes, including a $20 million capital contribution to the Bank to support growth.

Subsidiary Activities

As a federally chartered savings association, Penn Federal is permitted by OTS regulations to invest up to 2% of its assets, or $34.6 million at June 30,2000, in the stock of, or loans to, service corporation subsidiaries. As of such date, the net book value of Penn Federal's investment in its service corporation was $3,000. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal association may engage in directly. As of June 30, 2000, the Bank's investment in its operating subsidiary was $441.5 million.

Penn Federal currently has a single service corporation, which is known as Penn Savings Insurance Agency, Inc. ("PSIA"). PSIA offers insurance and uninsured non-deposit investment products to the Company's customers and members of the general public through a program known asInvestment Services at Penn Federal.Securities are offered through Liberty Securities Corp. ("LSC"), a registered broker dealer, member NASD and SIPC. Annuities and insurance are offered through IFS Agencies, Inc., a licensed insurance agency. Neither LSC nor IFS Agencies, Inc. is affiliated with the Bank. The Bank's relationship with LSC and IFS Agencies, Inc. gives customers convenient access to financial consulting / advisory services and related non-deposit investment products, such as fixed and variable annuities and mutual funds. In addition, securities brokerage services are available through Liberty Securities Corp. Life, health and disability insurance are also available through IFS Agencies, Inc. To a much lesser extent, PSIA also offers homeowners insurance to Bank customers.

Penn Federal also has a Delaware operating subsidiary, Ferry Development Holding Company, that holds and manages an investment portfolio for the benefit of the Bank.

Competition

The Company faces strong competition, both in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from commercial banks, other savings associations, mortgage banking companies and credit unions making loans secured by real estate located in New Jersey. Commercial banks, credit unions and finance companies provide vigorous competition in consumer lending. The Company competes for real estate and other loans principally on the basis of the quality of services it provides to borrowers, interest rates and loan fees it charges, and the types of products offered.

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

                               R E G U L A T I O N

General

Penn Federal is a federally chartered savings bank, and accordingly, the Bank is subject to comprehensive federal regulation and oversight by the OTS extending to all its operations. Penn Federal is a member of the FHLB of New York and certain of its activities are subject to regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of Penn Federal, PennFed is also subject to federal regulation and oversight by the OTS. The Bank is a member of the Savings Association Insurance Fund ("SAIF") and the deposits of Penn Federal are insured by the FDIC up to applicable limits. As a result, the FDIC has regulatory and examination authority over the Bank. For purposes of the "Regulation" discussion, the terms "savings bank," "savings association" and "savings institution" apply to the Bank.

Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

Federal Regulation of Savings Associations by the OTS

The OTS has extensive authority over the operations of savings associations. As part of this authority, Penn Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS. The last regular OTS examination of the Bank was as of December 1999.

All savings associations are subject to a semi-annual OTS assessment, based upon the savings association's total assets and supervisory evaluation. The Bank's OTS assessment for the fiscal year ended June 30,2000 was $260,000.

The OTS, as well as the other federal banking agencies, has developed guidelines establishing safety and soundness standards on matters such as loan underwriting and documentation, internal controls and audit systems, asset quality, earning standards, interest rate risk exposure and compensation and other employee benefits.

Insurance of Accounts and Regulation by the FDIC

Penn Federal's deposits are insured by the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. The last FDIC examination of the Bank was as of May 1992. The FDIC may also prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the deposit insurance funds. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the savings association's deposit insurance if it determines that the savings association has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

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

The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained earnings, and certain noncumulative perpetual preferred stock. In addition, all intangible assets, other than certain amounts of mortgage servicing rights, must be deducted from assets and capital for calculating compliance with the requirements. At June 30,2000, Penn Federal had $9.0 million of intangible assets other than qualifying mortgage servicing rights.

At June 30, 2000, Penn Federal had tangible capital of $133.4 million, or 7.76% of adjusted total assets, which was approx-imately $107.6 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

The capital standards also require core capital equal to at least 3% of adjusted total assets and 4% of risk-weighted assets (as defined below). Core capital generally consists of tangible capital plus certain intangible assets up to 25% of adjusted total assets. At June 30, 2000, Penn Federal did not have any intangibles which were subject to these tests. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a ratio of core capital to adjusted total assets of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio.

At June 30, 2000, Penn Federal had core capital of $133.4 million, or 7.76% of adjusted total assets, which was approximately $64.6 million above the 4% ratio required to be considered adequately capitalized.

The OTS risk-based capital requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of selected items, such as certain permanent and maturing capital instruments that do not qualify as core capital and allowances for loan and lease losses up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. At June 30,2000, the Bank had no capital instruments that qualify as supplementary capital. The Bank had $3.8 million of allowances for loan and lease losses at June 30, 2000, all of which was included as supplementary capital since it was less than 1.25% of risk-weighted assets.

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

On June 30,2000, Penn Federal had total risk-based capital of $137.2 million (including $133.4 million in core capital and $3.8 million in allowable supplementary capital) and risk-weighted assets of $884.9 million (including $33.2 million in converted off-balance sheet assets) resulting in a risk-based capital ratio of 15.50% of risk-weighted assets. This amount was $66.4 million above the 8% requirement in effect on that date.

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

Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more additional mandated specified actions and operating restrictions, which may cover all aspects of its operations and include a forced divestiture, merger or acquisition of the association. An association that becomes "critically undercapi-talized" (i.e., a ratio of tangible equity to total assets of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations.

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

The imposition by the OTS or the FDIC of any of these measures on Penn Federal may have a substantial adverse effect on the Bank's operations and profitability and on the market value of PennFed's common stock.

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

Generally, associations may make capital distributions during any calendar year equal to 100% of net income for the year-to-date plus retained net income for the two previous years without OTS approval. The Bank is required to give the OTS 30 days notice prior to declaring any dividend on its stock. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. See "Regulatory Capital Requirements."

Liquidity

All savings associations, including Penn Federal, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At June 30, 2000, the minimum liquid asset ratio was 4%. Penalties may be imposed upon associations for violations of the liquid asset ratio requirement. At June 30,2000, Penn Federal was in compliance with the requirement, with a liquidity ratio of 8.71%.

Qualified Thrift Lender Test

All savings associations, including Penn Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (the "Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At June 30,2000, the Bank met the QTL test and has always met the test since its effective date.

Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. Until such an association has requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state.

In addition, the association is immediately ineligible to receive any new FHLB of New York borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest itself of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB of New York borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "Holding Company Regulation."

Community Reinvestment Act

Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with CRA. The CRA requires the OTS, in connection with the examination of Penn Federal, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the estab-lishment of a branch, by Penn Federal. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

Due to the heightened attention being given to the CRA in recent years, the Bank may be required to devote additional funds for investment and lending in its local communities. CRA compliance ratings given by the OTS include "outstanding," "needs improvement" and "unsatisfactory." The Bank was examined for CRA compliance in February 1999 and received a rating of "outstanding."

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

Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as loans made to unaffiliated individuals.

Federal Securities Law

The common stock of PennFed is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). PennFed is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Exchange Act and the rules and regulations of the SEC thereunder.

PennFed stock held by persons who are affiliates (generally executive officers, directors and principal stockholders) of PennFed may not be resold without registration or unless such stock is sold in accordance with certain resale restrictions. If PennFed meets specified current public information requirements, each affiliate of PennFed may sell in the public market, without registration, a limited number of shares in any three-month period.

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

As a member, Penn Federal is required to purchase and maintain stock in the FHLB of New York. At June 30,2000, the Bank had $22.3 million in FHLB of New York stock, which was in compliance with this requirement. In past years, Penn Federal has received substantial dividends on its FHLB of New York stock. Over the past five fiscal years such dividends have averaged 6.85%.

For the year ended June 30,2000, the Company recorded $1.3 million in dividends from the FHLB of New York resulting in a 6.81% yield.

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

New Jersey Taxation. The Bank is taxed under the New Jersey Savings Institution Tax Act. The tax is an annual privilege tax imposed at a rate of 3% on the net income of the Bank as reported for federal income tax purposes, with certain modifications. PennFed is taxed under the New Jersey Corporation Business Tax Act (the "Act"), and if it meets certain tests, will be taxed as an investment company at an effective annual rate for the taxable year ending June 30, 2000 of 2.25% of New Jersey taxable income (as defined in the Act). If it fails to meet such tests, it will be taxed at an annual rate of 9% of New Jersey taxable income. It is anticipated that PennFed will be taxed as an investment company. Penn Savings Insurance Agency is taxed under the Act at a rate of 9% on its New Jersey taxable income.

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

The following table sets forth certain information as of June 30,2000 regarding the executive officers of the Bank who are not also directors.

Name                          Age      Positions Held with the Bank
---------------------------------------------------------------------------------------------------
Lucy T. Tinker . . . . . . .  60       Senior Executive Vice President and Chief Operating Officer

Jeffrey J. Carfora . . . . .  42       Executive Vice President and Chief Financial Officer

Barbara A. Flannery . . . . . 44       Executive Vice President and Retail Banking Group Executive

James M. O'Brien . . . . . .  48       Executive Vice President and Lending Group Executive


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

Jeffrey J. Carfora - Mr. Carfora is responsible for the financial affairs of the Bank, which include financial and tax accounting and reporting, strategic planning, budgeting, treasury operations and asset/liability management. Mr. Carfora joined Penn Federal in 1993 as Senior Vice President and Chief Financial Officer and was appointed Executive Vice President in 1999.

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

Employees

At June 30, 2000, the Company and its subsidiaries had a total of 266 employees, including 44 part-time employees. The Company's employees are not represented by any collective bargaining group.

Item 2.  Properties

The Company conducts its business at its headquarters, operations center and the Bank's branch offices located in its primary market areas. The total net book value of the Company's premises and equipment (including land, building and leasehold improvements and furniture and equipment) at June 30,2000 was $20.1 million.

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

In 1987, the New Jersey Department of Environmental Protection ("NJDEP") conducted an environment contamination investigation of the Orange Road branch site of First Federal Savings and Loan Association of Montclair ("First Federal"). Prior to the acquisition by First Federal, the location was used as a gasoline service station. On August 16, 1989, the NJDEP issued a "no further action" letter to First Federal with regard to this site. The Bank acquired First Federal effective September 11, 1989. Notwithstanding the earlier "no further action" letter, on June 25, 1997, the NJDEP issued a letter demanding that Penn Federal Savings Bank develop a remedial action work plan for the Orange Road branch site as a result of an investigation conducted on behalf of an adjacent property owner. The Bank disputed the NJDEP position that Penn Federal Savings Bank was a responsible party. On July 1, 1998, the NJDEP issued a letter determining that Penn Federal Savings Bank, Mobil Oil Corporation and the former gasoline service station owner were all responsible parties for the clean up at the subject site. Responsible parties may ultimately have full or partial obligation for the cost of remediation. As of this date, the apportionment of the remediation costs to the Bank, if any, is not determinable. The Bank continues to vigorously contest this determination and to seek contribution or indemnification from the other named responsible parties.

Item 4.  Submission of Matters to a Vote of Security Holders
No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2000.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

The Company's common stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "PFSB." At September 8, 2000, there were approximately 525 stockholders of record for the Company's common stock (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms).

Market Information

The following table sets forth the high and low closing sales prices per common share for the periods indicated.


                                      Fiscal 2000 Closing Price       Fiscal 1999 Closing Price
                                     ---------------------------     -----------------------------
                                        High          Low               High            Low
                                     ---------------------------     -----------------------------
Quarter Ended:
September 30, 1999 and 1998. . . . .  $17.6250      $14.0000          $16.8750        $10.8750
December 31, 1999 and 1998 . . . . .   16.0000       12.8438           14.2500         10.2500
March 31, 2000 and 1999 . . . . . .    14.1250       10.6250           16.0000         12.7500
June 30, 2000 and 1999   . . . . . .   14.1250       11.5000           15.7500         14.0000


The closing price of a common share was $14.13 at June 30, 2000 compared to $15.75 at June 30, 1999.

For the second quarter of fiscal 1999, the Company increased the quarterly cash dividend on its common stock to $0.04 per share compared to $0.035 per share for all prior quarters since divided payments were initiated in the second quarter of fiscal 1997.

Item 6.  Selected Financial Data

The following selected consolidated financial data of the Company and its subsidiaries is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements, including notes thereto, included elsewhere in this document.

                                                                                    At June 30,
                                                       ---------------------------------------------------------------------
                                                         2000           1999           1998            1997          1996
                                                       ---------------------------------------------------------------------
                                                                     (In thousands, except per share amounts)
Selected Financial Condition Data:
Total assets ....................................     $1,729,219     $1,558,763     $1,551,938     $1,321,751     $1,086,524
Loans receivable, net ...........................      1,259,248      1,066,611      1,095,852        931,451        652,571
Investment securities ...........................        303,026        293,282        178,310         35,290         21,288
Mortgage-backed securities ......................         87,561        127,983        204,452        288,539        346,068
Deposits ........................................      1,080,350      1,063,600      1,028,100        918,160        836,416
Total borrowings ................................        476,640        333,203        361,965        288,215        146,700
Trust Preferred securities, net .................         32,805         32,743         32,681             --             --
Stockholders' equity ............................        113,981        107,500        103,703         97,270         90,564

Book value per common share .....................          14.37          13.03          11.87          10.92          10.25
Tangible book value per common share ............          13.24          11.68          10.33           9.13           8.17



                                                                                    At June 30,
                                                       ---------------------------------------------------------------------
                                                         2000           1999           1998            1997 (1)        1996
                                                       ---------------------------------------------------------------------
                                                                     (In thousands, except per share amounts)
Selected Operating Data:

Total interest and dividend income ..................   $ 111,763     $ 105,557     $ 100,805      $  85,401       $  68,123
Total interest expense ..............................      74,333        71,918        68,043         53,073          39,121
                                                        --------------------------------------------------------------------
Net interest and dividend income ....................      37,430        33,639        32,762         32,328          29,002
Provision for loan losses ...........................         860           780           600            635             610
                                                        --------------------------------------------------------------------
Net interest income after provision for
 loan losses ........................................      36,570        32,859        32,162         31,693          28,392
                                                        --------------------------------------------------------------------
Service charges .....................................       2,172         2,113         1,974          1,666           1,602
Net gain (loss) from real estate operations .........         114            31          (156)          (181)            104
Net gain on sales of loans ..........................          36           860           528             --              --
Net gain on sales of investment securities ..........          --            --            --             --              94
Other non-interest income ...........................         625           542           321            298             402
                                                        --------------------------------------------------------------------
Total non-interest income ...........................       2,947         3,546         2,667          1,783           2,202
                                                        --------------------------------------------------------------------
Total non-interest expenses .........................      19,596        18,644        17,389         22,385(1)       17,642
                                                        --------------------------------------------------------------------
Income before taxes .................................      19,921        17,761        17,440         11,091          12,952
Income tax expense ..................................       7,051         6,304         6,242          4,205           5,111
                                                        --------------------------------------------------------------------
Net income ..........................................   $  12,870     $  11,457     $  11,198      $   6,886(1)    $   7,841
                                                        ====================================================================
Net income per common share:
Basic . . . . . . . . . . . . . . . . . . . . . . .     $    1.58     $    1.36     $    1.25      $    0.77(1)    $    0.80
                                                        ====================================================================
Diluted . . . . . . . . . . . . . . . . . . . . . .     $    1.50     $    1.29     $    1.16      $    0.73(1)    $    0.77
                                                        ====================================================================


-------------------------------
(1) Fiscal 1997 includes the effect of a one-time SAIF recapitalization assessment of approximately $ 4.8 million, or $3.1 million net of taxes. Excluding this non-recurring assessment, total non-interest expenses would have been $17.6 million, net income would have been $9.9 million, basic earnings per share would have been $1.12 and diluted earnings per share would have been $1.05.


                                                                               At and for the year ended June 30,
                                                            -------------------------------------------------------------------
Selected Financial Ratios and Other Data:                   2000           1999           1998            1997(1)         1996
                                                            -------------------------------------------------------------------
Performance Ratios:
Return on average assets (ratio of net income to
  average total assets) ................................       0.79%          0.74%          0.78%          0.58%(1)        0.82%
Return on average stockholders' equity (ratio of
  net income to average stockholders' equity) ..........      11.61          11.03          10.96           7.42(1)         8.36
Net interest rate spread during the year ..............        2.12           2.01           2.12           2.58            2.96
Net interest margin (net interest and dividend
  income to average interest-earning assets) ...........       2.37           2.24           2.38           2.83            3.22
Ratio of average interest-earning assets to average
  deposits, borrowings and Trust Preferred securities ..     105.29         104.82         105.20         105.30          105.87
Ratio of earnings to fixed charges(2):
  Excluding interest on deposits .......................       1.72x          1.76x          1.88x          1.86x           3.35x
  Including interest on deposits .......................       1.27x          1.25x          1.26x          1.21x           1.33x
Ratio of non-interest expense to average total assets .        1.20%          1.20%          1.22%          1.87%(1)        1.84%
Efficiency ratio (non-interest expense, excluding
  amortization of intangibles, to net interest and
  dividend income and non-interest income excluding
  gains on sales and real estate operations) ...........      43.44          44.86          42.65          57.95(1)        48.53
Dividend payout ratio .................................       10.13          11.40          11.20          13.64              --

Asset Quality Ratios:
Non-accruing loans to total loans at end of year .......       0.21           0.34           0.34           0.59            0.95
Allowance for loan losses to non-accruing loans
  at end of year .......................................     146.70          87.44          74.18          47.80           42.52
Allowance for loan losses to total loans at end of year        0.32           0.30           0.25           0.28            0.40
Non-performing assets to total assets at end of year ..        0.18           0.30           0.35           0.48            0.67
Ratio of net charge-offs during the year to average
  loans outstanding during the year ....................       0.01           0.03           0.04           0.08            0.16

Capital Ratios:
Stockholders' equity to total assets at end of year ...        6.59           6.90           6.68           7.36            8.34
Average stockholders' equity to average total assets ..        6.78           6.67           7.14           7.76            9.80

Tangible capital to tangible assets at end of year(3) .        7.76           7.88           7.09           5.61            5.92
Core capital to adjusted tangible assets at end of
  year(3) ..............................................       7.76           7.88           7.11           5.64            5.97
Risk-based capital to risk-weighted assets at end of
  year(3) ..............................................      15.50          16.29          15.16          12.22           13.47

Other Data:
Number of branch offices at end of year ...............          20             20             18             17              17
Number of deposit accounts at end of year .............      88,300         88,200         87,500         85,400          81,700
Cash  dividends  declared  per common share ...........     $ 0.160        $ 0.155        $ 0.140        $ 0.105              --


(1) Fiscal 1997 results include the effect of a one-time SAIF recapitalization assessment of approximately $4.8 million, or $3.1 million net of taxes. Excluding this non- recurring assessment, return on average assets would have been 0.83%, return on average stockholders' equity would have been 10.70%, the ratio of non-interest expense to average total assets would have been 1.47% and the efficiency ratio would have been 43.92%.

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

The Company's results of operations are dependent primarily on net interest income, which is the difference between the income earned on its loan, securities and investment portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. General economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities, also significantly affect the Company's results of operations. Future changes in applicable laws, regulations or government policies may also have a material impact on the Company.

Management Strategy

Management's primary goal will continue to be improved earnings, while managing risks, including liquidity and interest rate risks, so as to enhance stockholder value, while fostering and maintaining customer confidence. The Company's current strategies focus on: (i) emphasizing lending secured by one- to four-family residential first mortgages, (ii) increasing the commercial and multi-family and consumer loan portfolios, (iii) maintaining asset quality, (iv) increasing core deposit balances, (v) managing the Company's exposure to interest rate risk, (vi) improving non-interest income and (vii) controlling non-interest expenses.

Emphasizing Lending Secured by One- to Four-Family Residential First Mortgages. The Company will continue to emphasize production (through origination and purchase) of traditional one- to four-family first mortgage loans secured by properties located primarily in New Jersey. The Company produced $278.3 million, $326.7 million and $373.6 million in one- to four-family mortgage loans in fiscal 2000, 1999 and 1998, respectively. The Company's interest income has been derived primarily from one- to four-family mortgage loans on residential real estate which totaled $1.1 billion or 85.3% of the Company's gross loan portfolio at June 30, 2000. During fiscal 1999, in an effort to mitigate the effects of low interest rates and a flat yield curve, the Company sold approximately $150.5 million of low-coupon, longer duration one- to four-family mortgage loans. Due to a majority of one- to four-family residential mortgage loan production being adjustable rate and due to the higher interest rate environment during the year ended June 30, 2000, loan sale activity was reduced significantly from the fiscal 1999 levels, as the majority of production was retained in portfolio. For the year ended June 30, 2000, the Company sold loans totaling $5.5 million. The level of such activity will continue to be evaluated with primary consideration given to interest rate risk and long-term profitability and liquidity objectives. In early fiscal 2001, the Company engaged in loan sales activity in an effort to provide liquidity, manage interest rate risk and to help mitigate the effects of the flat yield curve.

Increasing the Commercial and Multi-Family and Consumer Loan Portfolios. In addition to one- to four-family residential first mortgage lending, the Company will continue its emphasis on increasing the commercial and multi-family and consumer loan porfolios as a percentage of total loans. Such loans reprice more frequently, have shorter maturities, and/or have higher yields than one- to four-family first mortgage loans. The Company originated $95.7 million, $75.5 million and $56.5 million of commercial and multi-family and consumer loans in fiscal 2000, 1999 and 1998, respectively. As of June 30, 2000, 1999 and 1998 commercial and multi-family and consumer loans represented 14.7%, 13.9% and 11.0%, respectively, of the total gross loan portfolio.

Maintaining Asset Quality. The Company's loan portfolio consists primarily of one- to four-family mortgages, which are considered to have less risk than commercial and multi-family real estate or consumer loans.

The Company's non-performing assets consist of non-accruing loans and real estate owned. The Company focuses on strong underwriting and collection efforts and aggressive marketing of real estate owned properties. In addition, the Company has occasionally restructured loans in order to return the loan to a performing status. As a result, non-performing assets as a percentage of total assets was 0.18% at June 30, 2000.

Increasing Core Deposit Balances. The Company's primary source of funds is deposits. The Company will continue to emphasize growth in lower costing core deposits, primarily checking deposits. Checking deposits increased $17.4 million, or 18.1%, in fiscal 2000 and $16.9 million, or 21.34%, in fiscal 1999.

Managing the Company's Exposure to Interest Rate Risk. The Company has an asset/liability committee that meets no less than weekly to price loan and deposit products and monthly to develop, implement and review strategies and policies to manage interest rate risk. The Company has endeavored to manage its interest rate risk through the pricing and diversification of its loan and deposit products, including the focus on the production of first mortgage products with adjustable rate features and/or with shorter terms to maturity, as well as the origination of commercial and multi-family real estate and consumer loans which generally have shorter expected average lives or reprice at shorter intervals than one- to four-family residential first mortgage products. The Company has also engaged in one-to four-family mortgage loan sales whereby longer duration conventional loans have been sold. Furthermore, as part of its interest rate risk strategy, the Company has emphasized checking products and utilized intermediate/longer-term borrowings and has at select times emphasized longer term certificates of deposit. See "Interest Rate Sensitivity Analysis" and "Asset/Liability Strategy."

Improving Non-Interest Income. The Company has and will continue to seek additional ways of improving non-interest income. Total service charges and other non-interest income, excluding the net gain on sales of loans and real estate operations, reflected a $142,000, or 5.3%, increase for fiscal 2000 compared to fiscal 1999, due to growth in checking accounts and earnings from the Bank'sInvestment Services at Penn Federal program. The program gives customers convenient access to financial consulting/advisory services and related uninsured non-deposit investment and insurance products at local branch offices through a non-affiliated entity.

Controlling Non-Interest Expenses. Non-interest expenses are carefully monitored, which includes ongoing reviews of staffing levels, facilities and operations. The Company's ratio of non-interest expenses to average total assets was 1.20% for the year ended June 30, 2000.

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

The following table provides information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps. Except for the effects of prepayments and scheduled principal amortization on mortgage related assets, the table presents principal cash flows and related weighted average interest rates by the earlier of term to repricing or contractual term to maturity. Callable government agency securities are assumed to be called within one year if their stated interest rates are at or above current market rates. If the stated interest rate is below current market rates, these callable securities are assumed to be called at an estimated average life of approximately 4.0 years. For interest rate swaps, the table presents notional amounts and weighted average interest rates by call date or contractual maturity date.

Residential fixed and adjustable rate loans are assumed to prepay at an annualized rate between 8% and 12%. Commercial and multi-family real estate loans are assumed to prepay at an annualized rate between 5% and 37% while consumer loans are assumed to prepay at a 34% rate. Fixed and adjustable rate mortgage-backed securities have annual payment assumptions ranging from 15% to 60%. Demand loans and loans which have no repayment schedule or stated final maturity, are assumed to be due within six months. Loan and mortgage-backed securities balances are net of non-performing loans and are not adjusted for unearned discounts, premiums, and deferred loan fees.

The Company assumes that savings account balances decay gradually over time. Based on historical information, 12% of such balances roll-off within one year; 10% roll-off in the second year; 8% roll-off in the third year; and 5% roll-off each year thereafter. At June 30, 2000, $101.1 million, or 66%, of savings accounts roll-off after five years. Transaction accounts, excluding money market accounts, are assumed to roll-off after five years. Money market accounts are assumed to be variable accounts and are reported as repricing within six months. No roll-off rate is applied to certificates of deposit. Fixed maturity deposits reprice at maturity.



                                                                             Maturing or Repricing
                                       ---------------------------------------------------------------------------------------------
                                                                              Year ended June 30,
                                       ---------------------------------------------------------------------------------------------
                                            2001      2002        2003         2004       2005    Thereafter     Total   Fair Value
                                       ---------------------------------------------------------------------------------------------
                                                                              (Dollars in thousands)
Fixed rate mortgage loans including
 one- to four-family and commercial
 and multi-family . . . . . . . . . .  $  78,127   $ 79,005    $  73,223    $ 67,600    $ 63,090   $297,349   $  658,394  $  635,889
 Average interest rate . . . . . . . .      7.26%      7.25%        7.24%       7.24%       7.25%      7.30%        7.27%

Adjustable rate mortgage loans
 including
 one- to four-family and commercial
 and multi-family . . . . . . . . . .   $139,106   $ 84,584    $  87,984    $ 68,276    $ 77,280   $ 38,434   $  495,664  $  480,092
 Average interest rate . . . . . . . .      7.69%      7.41%        7.40%       7.41%       7.47%      8.13%        7.55%

Consumer loans including
 demand loans . . . . . . . . . . . .  $  68,202   $ 12,422    $   8,407    $  5,775    $  2,313   $     --   $   97,119  $   96,291
 Average interest rate . . . . . . . .      8.37%      7.78%        7.78%       7.78%       7.78%      0.00%        8.20%

Investment securities and other . . .  $  22,325    $ 2,000   $  274,532    $     --    $     --   $ 26,464   $  325,321  $  300,938
 Average interest rate . . . . . . . .      6.75%      8.72%        6.87%       0.00%       0.00%      8.15%        6.98%

Mortgage-backed securities . . . . .   $  39,872   $ 15,572    $  11,365    $  8,902    $  7,354   $  4,328   $   87,393     $86,861
 Average interest rate . . . . . . . .      7.22%      6.92%        7.03%       7.00%       7.00%      7.01%        7.09%

 Total interest-earning assets . . . .  $347,632   $193,583    $ 455,511    $150,553    $150,037   $366,575   $1,663,891  $1,600,071
                                       =============================================================================================
Savings deposits . . . . . . . . . .   $  18,444   $ 13,524   $    9,736    $  5,600    $  5,320   $101,055   $  153,679  $  153,679
 Average interest rate . . . . . . . .      1.50%      1.50%        1.50%       1.50%       1.50%      1.50%        1.50%

Money market and demand deposits
 (transaction accounts) . . . . . . .  $  11,099  $      --    $      --    $     --    $     --   $113,349   $  124,448  $  124,448
 Average interest rate . . . . . . . .      2.05%     0.00%         0.00%       0.00%       0.00%      0.94%        1.04%

Certificates of deposit . . . . . . .   $567,734   $123,271    $  54,168    $  4,825    $ 50,097   $     82   $  800,177  $  798,985
 Average interest rate . . . . . . . .      5.64%     6.16%         6.20%       5.35%       6.20%      5.42%        5.79%

FHLB of New York advances . . . . . .  $  50,000  $  70,000    $ 135,000    $ 19,000    $ 90,000   $    465   $  364,465  $  353,736
 Average interest rate . . . . . . . .     6.26%       6.06%        6.08%       5.15%       6.36%      7.39%        6.12%

Other borrowings . . . . . . . . . .   $  92,775  $  19,400    $      --    $     --    $     --   $     --   $  112,175  $  111,939
 Average interest rate . . . . . . . .     6.45%       6.10%        0.00%       0.00%       0.00%      0.00%        6.39%

Trust Preferred securities . . . . .   $      --  $      --    $      --    $     --    $     --   $ 32,805   $   32,805  $   29,843
 Average interest rate . . . . . . . .      0.00%      0.00%        0.00%       0.00%       0.00%      8.90%        8.90%

Total deposits, borrowings and
 Trust Preferred securities . . . . .   $740,052   $226,195     $198,904    $ 29,425    $145,417   $247,756   $1,587,749  $1,489,939

Interest rate swaps
(pay fixed, receive floating) . . . .  ($ 10,000)  $ 10,000    $      --    $     --    $     --   $     --   $       --  $      264
 Average pay rate . . . . . . . . . .       6.23%      4.99%          --          --          --         --         5.61%         --
 Average receive rate . . . . . . . .       6.77%        --           --          --          --         --         6.77%         --

Total deposits, borrowings and Trust
 Preferred securities including the
 effects of interest rate swaps . . .   $730,052   $236,195    $ 198,904    $ 29,425    $145,417   $247,756   $1,587,749  $1,490,203
                                       =============================================================================================
Interest earning assets less deposits,
 borrowings and Trust Preferred
 securities (interest-rate sensitivity
 gap) . . . . . . . . . . . . . . . .  ($382,420)  ($42,612)   $ 256,607    $121,128    $  4,620   $118,819   $   76,142
                                       =============================================================================================
Cumulative interest-rate sensitivity
 gap . . . . . . . . . . . . . . . . . ($382,420) ($425,032)  ($ 168,425)  ($ 47,297)  ($42,677)   $ 76,142
                                       ======================================================================
Cumulative interest-rate sensitivity
 gap as a percentage of total assets
 at June 30, 2000 . . . . . . . . . .    (22.12%)    (24.58%)      (9.74%)     (2.74%)     (2.47%)     4.40%
                                       ======================================================================
Cumulative interest-rate sensitivity
 gap as a percentage of total interest-
 earning assets at June 30, 2000 . . .    (22.98%)   (25.54%)     (10.12%)     (2.84%)     (2.56%)     4.58%
                                       ======================================================================
Cumulative interest-earning assets as
 a percentage of cumulative deposits,
 borrowings and Trust Preferred
 securities at June 30, 2000 . . . . .     47.62%     56.01%       85.54%      96.04%    96.82%    104.80%
                                       ======================================================================

At June 30, 2000, the Company's total deposits, borrowings and Trust Preferred securities maturing or repricing within one year exceeded its total interest-earning assets maturing or repricing within one year by $382.4 million, representing a one year negative gap of 22.12% of total assets, compared to a one year negative gap of 13.61% of total assets at June 30, 1999. See "Asset/Liability Strategy." The Company's negative gap position widened from June 30, 1999 due in part to a decline in prepayments and a rise in short-term funding balances. Asset cash flows lengthened as mortgage rates steadily increased and refinancing activity slowed significantly. To mitigate the negative impact such activity had on interest rate risk, the Company focused on increasing balances of adjustable rate one- to four-family loans, as well as fixed and variable rate consumer loan products, whose repayment and repricing characteristics are typically faster than their fixed rate one- to four-family counterparts. Funding challenges surrounding the year 2000 concerns resulted in a slight increase in short-term deposits, but efforts to increase core deposit balances and medium-term funding also proved successful throughout the year. Interest rate swaps, designed to synthetically lengthen the maturities of short-term deposits, were reduced to $30 million in notional amount at June 30, 2000 from $150 million in notional amount at June 30, 1999 due to $40 million of maturities and $80 million of early terminations. This decline in the hedge portfolio resulted in a deterioration of the Company's negative gap position.

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

As of June 30, 2000, the Bank's internally generated initial NPV ratio was 10.16%. Following a 2% increase in interest rates, the Bank's Post-Shock NPV ratio was 7.38%. The change in the NPV ratio, or the Bank's Sensitivity Measure was 2.78%. Though NPV is "measured" on an unconsolidated basis for regulatory purposes, it is managed on a consolidated basis. As of June 30, 2000, the Company's internally generated initial NPV ratio was 10.41%, the Post-Shock ratio was 7.56%, and the Sensitivity Measure was 2.85%. Variances between the Bank's and the Company's NPV ratios are attributable to balance sheet items which are adjusted during consolidation, such as investments, intercompany borrowings and capital.

Internally generated NPV measurements are based on simulations which utilize institution specific assumptions and, as such, generally result in lower levels of presumed interest rate risk (i.e., higher Post-Shock NPV ratio and lower Sensitivity Measure) than OTS measurements indicate.

The OTS measures the Bank's (unconsolidated) IRR on a quarterly basis using data from the quarterly Thrift Financial Reports filed by the Bank with the OTS, coupled with non-institution specific assumptions which are based on national averages. As of June 30, 2000, the Bank's initial NPV ratio, as measured by the OTS, was 6.97%, the Bank's Post-Shock ratio was 3.62% and the Sensitivity Measure was 3.35%.

In addition to monitoring NPV and gap, management also monitors the duration of assets and liabilities and the effects on net interest income resulting from parallel and non-parallel increases or decreases in rates.

At June 30, 2000, based on its internally generated simulation models, the Company's consolidated net interest income projected for one year forward would decrease 17.6% from the base case, or current market, as a result of an immediate and sustained 2% increase in interest rates.

Asset/Liability Strategy

The primary elements of the Company's asset/liability strategy include the following:

1. The Company has focused on shortening the average life and duration of its portfolio of one- to four-family mortgage loans by promoting one year adjustable rate products, with initial fixed rate terms of 3, 5 and 7 years, 15 and 30 year bi-weekly mortgages and fixed rate products with terms of 10, 15 and 20 years.

2. The Company has emphasized the origination of variable rate home equity lines of credit and fixed rate second mortgage loans as well as variable and fixed rate commercial and multi-family real estate loans having maturities or terms to repricing significantly shorter than one- to four-family residential mortgage loans.

3. The Company has periodically sold a portion of its one- to four-family whole mortgage loan portfolio in an effort to shorten the average life and duration, as well as to mitigate prepayment risk and reduce borrowings. The level of such activity will continue to be evaluated with primary consideration given to interest rate risk and long-term profitability and liquidity objectives.

4. The Company has emphasized the lengthening of maturities of its liabilities through its pricing of longer-term certificates of deposit and by utilizing intermediate- and longer-term borrowings, subject to market conditions.

5. The Company has focused on developing and strengthening customer relationships in an effort to improve earnings and funding stability. Several products offering pricing incentives and/or special features have been developed to reward customers with multiple accounts (such as bi-weekly mortgages and Penn Preferred checking).

6. The Company has also emphasized growth in core deposit accounts, particularly checking accounts, as such funds are lower cost alternatives, are relatively stable and, thus, have a longer duration and assist in strengthening customer relationships.

During fiscal 2000, each of the strategies noted above was employed to manage the Company's sensitivity to changes in interest rates. Higher market rates of interest, slower prepayment speeds, and a flat Treasury curve resulted in a $154.8 million increase in one- to four-family first mortgage loans between June 30, 1999 and June 30, 2000. Adjustable rate one- to four-family loans accounted for $136.5 million or 88% of the increase. Consumer loan balances increased $25.0 million; $14.6 million in prime-based home equity lines of credit, the remainder principally in fixed rate second mortgages and other products of shorter duration than one- to four-family residential mortgages. Commercial and multi-family real estate loan balances grew $11.6 million during the fiscal year with $9.7 million of the growth in adjustable rate products. Due to a majority of one- to four-family residential mortgage loan production being adjustable rate and due to the higher interest rate environment during the year ended June 30, 2000, loan sale activity was reduced significantly from the fiscal 1999 levels, as the majority of production was retained in portfolio. The level of such activity will continue to be evaluated with primary consideration given to interest rate risk and long-term profitability and liquidity objectives. In early fiscal 2001, the Company engaged in loan sales activity in an effort to provide liquidity, manage interest rate risk and help to mitigate the effects of the flat yield curve.

At June 30, 2000, medium and long-term certificates of deposits with remaining maturities greater than one year totaled $232.4 million compared to $170.6 million at June 30, 1999. The lengthening of certificates of deposit maturities was complemented by a $17.4 million increase in checking account balances, offset by $12.5 million decline in savings and money market account balances. Furthermore, wholesale borrowings with remaining maturities greater than one year stood at $333.9 million at June 30, 2000, reflecting growth of $70.1 million when compared to June 30, 1999. Short-term retail and wholesale funding balances with remaining maturities less than one year grew $19.7 million between June 30, 1999 and June 30, 2000.

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

Additionally, the Company emphasizes and promotes its savings, money market and demand deposit accounts, and certificates of deposit with varying maturities through five years, principally within its primary market areas. The balances of savings, money market and demand deposit accounts, which represented approximately 25.7% of total deposits at June 30, 2000, tend to be less susceptible to rapid changes in interest rates than certificates of deposit balances.

Management will continue to monitor and employ such strategies, as necessary, in conjunction with its overall strategic objectives.

Analysis of Net Interest Income. The following table sets forth certain information relating to the Company's consolidated statements of financial condition and the consolidated statements of income for the years ended June 30, 2000, 1999 and 1998 and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived from average daily balances. The average balance of loans receivable includes non-accruing loans. The yields and costs include fees which are considered adjustments to yields.

                                                                            Year ended June 30,
                                        --------------------------------------------------------------------------------------------
                                                  2000                                 1999                         1998
                                        --------------------------------------------------------------------------------------------
                                          Average     Interest             Average    Interest           Average   Interest
                                        Outstanding   Earned/   Yield/   Outstanding   Earned/  Yield/ Outstanding  Earned/  Yield/
                                          Balance      Paid      Rate      Balance      Paid     Rate    Balance     Paid     Rate
                                        --------------------------------------------------------------------------------------------
                                                                             (Dollars in thousands)
Interest-earning assets:
 One- to four-family mortgage
  loans . . . . . . . . . . . . . . .     $ 988,454  $  69,085    6.99%  $  970,924   $ 67,785    6.98%  $ 889,169 $ 64,852   7.29%
Commercial and multi-family real
  estate loans . . . . . . . . . . .         79,604      6,788    8.53       68,528      5,922     .64      58,196    5,235   9.00
Consumer loans . . . . . . . . . .           83,187      6,153    7.40       63,627      4,581    7.20      45,794    3,735   8.16
                                          ---------     ------            ---------  ---------           ---------  -------
  Total loans receivable . . . . . .      1,151,245     82,026    7.12    1,103,079     78,288    7.10     993,159   73,822   7.43

Federal funds sold . . . . . . . .              307         17    5.54        1,379         68    4.93         346       18   5.20
Investment securities and other . .         323,190     22,547    6.98      234,576     16,318    6.96     134,239    9,814   7.31
Mortgage-backed securities . . . .          105,913      7,173    6.77      161,702     10,883    6.73     248,812   17,151   6.89
                                          ---------     ------            ---------  ---------           ---------  -------
  Total interest-earning assets . . .     1,580,655  $ 111,763    7.07    1,500,736   $105,557    7.03   1,376,556 $100,805   7.32
                                                     =========
Non-interest earning assets . . . .          55,857                          57,450                         54,614
                                         ----------                      ----------                     ----------
  Total assets . . . . . . . . . . .     $1,636,512                      $1,558,186                     $1,431,170
                                         ==========                      ==========                     ==========

Deposits, borrowings and Trust
 Preferred securities:
Money market and demand
   deposits . . . . . . . . . . . . .     $ 115,827  $   1,329    1.15%  $  102,425 $    1,188    1.16%  $  84,958  $ 1,049   1.23%
Savings deposits . . . . . . . . .          161,845      2,645    1.63      163,636      2,879    1.76     166,243    3,638   2.19
Certificates of deposit . . . . . .         786,949     42,784    5.44      792,507     44,581    5.63     742,341   43,513   5.86
                                          ---------     ------            ---------  ---------           ---------  -------
  Total deposits . . . . . . . . . .      1,064,621     46,758    4.39    1,058,568     48,648    4.60     993,542   48,200   4.85

FHLB of New York advances . . . .           322,754     19,591    6.07      266,906     16,052    6.01     218,568   13,403   6.13
Other borrowings . . . . . . . . .           81,053      4,852    5.99       73,514      4,086    5.56      73,599    4,266   5.80
                                          ---------     ------            ---------  ---------           ---------  -------
  Total deposits and borrowings .         1,468,428     71,201    4.85    1,398,988     68,786    4.92   1,285,709   65,869   5.12
Trust Preferred securities . . . .           32,774      3,132    9.56       32,712      3,132    9.57      22,748    2,174   9.56
                                          ---------     ------            ---------  ---------           ---------  -------
  Total deposits, borrowings
   and Trust Preferred securities .       1,501,202  $  74,333    4.95    1,431,700  $  71,918    5.02   1,308,457 $ 68,043   5.20
                                                     =========                       =========                     ========
Other liabilities . . . . . . . . .          24,417                          22,619                         20,576
                                             ------                          ------                         ------

  Total liabilities . . . . . . . . .     1,525,619                       1,454,319                      1,329,033

Stockholders' equity . . . . . . .          110,893                         103,867                        102,137
                                            -------                         -------                        -------
  Total liabilities and
  stockholders' equity . . . . . . .     $1,636,512                      $1,558,186                     $1,431,170
                                         ==========                      ==========                     ==========
Net interest income and net interest
  rate spread . . . . . . . . . . . .                $ 37,430     2.12%               $ 33,639    2.01%            $ 32,762   2.12%
                                                     ========     ====                ========    ====             ========   ====

Net interest-earning assets and
  interest margin . . . . . . . . . .    $   79,453               2.37%  $   69,036               2.24% $   68,099            2.38%
                                         ==========               ====   ==========               ====  ==========            ====

Ratio of interest-earning assets to
  deposits, borrowings and
  Trust Preferred securities . . . .                            105.29%                         104.82%                     105.20%
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

                                                                          Year ended June 30,
                                             ----------------------------------------------------------------------------
                                                      2000 vs. 1999                          1999 vs. 1998
                                             -------------------------------------  -------------------------------------
                                                   Increase (Decrease)                     Increase (Decrease)
                                                         Due to                                  Due to
                                             -------------------------------------  -------------------------------------
                                                                           Total                                 Total
                                                                 Rate/   Increase                      Rate/   Increase
                                             Volume       Rate   Volume  (Decrease) Volume     Rate    Volume (Decrease)
                                             ----------------------------------------------------------------------------
                                                                          (In thousands)
Interest-earning assets:
 One- to four-family
  mortgage loans . . . . . . . . . . . .     $1,224      $  75    $   1    $1,300   $5,963   $ (2,775)  $(255)    $2,933
 Commercial and multi-family
  real estate loans . . . . . . . . . . .       957        (77)     (14)      866      929       (206)    (36)       687
 Consumer loans . . . . . . . . . . . . .     1,409        124       39     1,572    1,455       (438)   (171)       846
                                             ----------------------------------------------------------------------------
  Total loans receivable . . . . . . . . .    3,590        122       26     3,738    8,347     (3,419)   (462)     4,466
 Federal funds sold . . . . . . . . . . .       (53)         8       (6)      (51)      54         (1)     (3)        50
 Investment securities and other . . . . .    6,164         47       18     6,229    7,336       (476)   (356)     6,504
 Mortgage-backed securities . . . . . . .    (3,755)        68      (23)   (3,710)  (6,005)      (405)    142     (6,268)
                                             ----------------------------------------------------------------------------
  Total interest-earning assets . . . . . .  $5,946     $  245     $ 15    $6,206   $9,732   $ (4,301)  $(679)    $4,752
                                             ============================================================================


Deposits, borrowings and Trust Preferred
 securities:
 Money market and demand
  deposits . . . . . . . . . . . . . . . .   $  155     $  (12)   $  (2)  $   141    $ 216   $    (64) $  (13)    $  139
 Savings deposits . . . . . . . . . . . .       (31)      (205)       2      (234)     (57)      (713)     11       (759)
 Certificates of deposit . . . . . . . .       (313)    (1,495)      11    (1,797)   2,941     (1,754)   (119)     1,068
                                             ----------------------------------------------------------------------------
  Total deposits . . . . . . . . . . . . .     (189)    (1,712)      11    (1,890)   3,100     (2,531)   (121)       448
 FHLB of New York advances . . . . . . .      3,359        149       31     3,539    2,964       (258)    (57)     2,649
 Other borrowings . . . . . . . . . . . .       419        315       32       766       (5)      (175)     --       (180)
                                             ----------------------------------------------------------------------------
  Total deposits and borrowings               3,589     (1,248)      74     2,415    6,059     (2,964)   (178)     2,917
 Trust Preferred securities . . . . . . .         6         (6)      --        --      952          4       2        958
                                             ----------------------------------------------------------------------------
  Total deposits, borrowings
   and Trust Preferred securities . . . .    $3,595    $(1,254)    $ 74    $2,415   $7,011   $ (2,960)  $(176)    $3,875
                                             ============================================================================
 Net change in net interest income           $2,351    $ 1,499     $(59)   $3,791   $2,721   $ (1,341)  $(503)    $  877
                                             ============================================================================

Financial Condition

Comparison of Financial Condition at June 30, 2000 and June 30, 1999

Total assets increased $170.5 million to $1.729 billion at June 30, 2000 from total assets of $1.559 billion at June 30, 1999. The increase was primarily due to the originations and purchases of loans, primarily adjustable rate, offset by principal payments on loans and mortgage-backed securities.

Deposits increased $16.8 million to $1.080 billion at June 30, 2000 from $1.064 billion at June 30, 1999. The Company's focus on lower costing deposits resulted in a $17.4 million, or 18.1%, increase in demand accounts. FHLB of New York advances and other borrowings increased $143.4 million from $333.2 million at June 30, 1999, reflecting growth primarily in medium-term borrowings.

Non-performing assets at June 30, 2000 totaled $3.0 million, representing 0.18% of total assets, compared to $4.6 million, or 0.30% of total assets, at June 30, 1999. Non-accruing loans totaled $2.7 million, with a ratio of non-accruing loans to total loans of 0.21% at June 30, 2000 as compared to $3.7 million, or 0.34% of total loans, at June 30, 1999. Real estate owned decreased to $334,000 at June 30, 2000 from $936,000 at June 30, 1999.

Stockholders' equity at June 30, 2000 totaled $114.0 million compared to $107.5 million at June 30, 1999. The increase primarily reflects the net income recorded for the year ended June 30, 2000, partially offset by the repurchase of 492,000 shares of the Company's outstanding stock at an average market price of $14.09 per share and the declaration of dividends.

Results of Operations

Comparison of Operating Results for the Years Ended June 30, 2000 and June 30, 1999

General. For the year ended June 30, 2000 net income was $12.9 million, or $1.50 per diluted share, as compared to net income of $11.5 million, or $1.29 per diluted share for the prior year.

Interest and Dividend Income. Interest and dividend income for the year ended June 30, 2000 increased to $111.8 million from $105.6 million for the year ended June 30, 1999. The increase in fiscal 2000 was primarily due to an increase in average interest-earning assets, when compared to the prior year. Average interest-earning assets were $1.581 billion for the year ended June 30, 2000 compared to $1.501 billion for the prior year. In addition, the average yield earned on interest-earning assets increased slightly to 7.07% for the year ended June 30, 2000 from 7.03% for the year ended June 30, 1999.

Interest income on residential one- to four-family mortgage loans for the year ended June 30, 2000 increased $1.3 million, or 1.9%, when compared to the prior year. The increase in interest income on residential one- to four-family mortgage loans was due to a $17.5 million increase in the average balance outstanding to $988.5 million for the year ended June 30, 2000 compared to $970.9 million for the prior year. The average yield earned on this loan portfolio increased one basis point to 6.99% for the year ended June 30, 2000 from 6.98% for the prior year.

For the year ended June 30, 2000, interest income on commercial and multi-family real estate loans increased $866,000 when compared to the prior year. The increase in interest income on the commercial and multi-family real estate portfolio was attributable to an increase of $11.1 million in the average outstanding balance for fiscal 2000, when compared to the prior year. The growth in the portfolio was partially offset by a decline in the average yield earned on commercial and multi-family real estate loans. The average yield decreased to 8.53% for the year ended June 30, 2000, compared to 8.64% for the prior year.

Growth in consumer loans contributed to an increase of $1.6 million in the interest income earned on this loan portfolio for the year ended June 30, 2000, compared to the prior year. Also contributing to an increase in interest income on consumer loans was an increase in the average yield earned on the consumer loan portfolio to 7.40% in fiscal 2000, compared to 7.20% for the prior year.

Interest income on investment securities and other interest-earning assets increased $6.2 million for the year ended June 30, 2000, from the prior year. The increase was primarily due to an $88.6 million increase in the average balance outstanding for the year ended June 30, 2000, over the prior year. The average yield earned on investment securities and other interest-earning assets for the year ended June 30, 2000 increased slightly to 6.98% from 6.96% for the prior year.

Interest income on the mortgage-backed securities portfolio decreased $3.7 million for the year ended June 30, 2000 as compared to the prior year. The decrease in interest income on mortgage-backed securities primarily reflects a $55.8 million decrease in the average balance outstanding to $105.9 million for the year ended June 30, 2000 compared to $161.7 million for the prior year.

Interest Expense. Interest expense increased $2.4 million for the year ended June 30, 2000 from $71.9 million for the year ended June 30, 1999. The increase in the current year was primarily due to an increase in the Company's borrowings. Average deposits and borrowings increased $69.4 million for the year ended June 30, 2000 when compared to the prior year period, with $63.4 million of the increase in the Company's borrowings. For the year ended June 30, 2000, there was a decrease in the average rate paid on deposits but an increase in the cost of borrowings, when compared to the prior year. Overall, the average cost of deposits and borrowings decreased to 4.85% for the year ended June 30, 2000 from 4.92% for the prior year. Including the Trust Preferred securities, the average rate paid on deposits, borrowings and Trust Preferred securities decreased to 4.95% in the current fiscal year from 5.02% paid in the prior year.

Net Interest and Dividend Income. Net interest and dividend income for the year ended June 30, 2000 was $37.4 million, reflecting a $3.8 million increase from $33.6 million recorded in the prior year. The increase primarily reflects an improvement in net interest rate spread coupled with growth in the Company's average interest-earning assets. The net interest rate spread and net interest margin for the year ended June 30, 2000 were 2.12% and 2.37%, respectively, an increase from 2.01% and 2.24%, respectively, for the comparable prior year. The current year increases in the net interest rate spread and net interest margin were primarily attributable to the decreases in the average rate paid on deposits and, to a lesser extent, growth in the commercial and multi-family real estate and consumer loan portfolios.

Provision for Loan Losses. The provision for loan losses for the year ended June 30, 2000 was $860,000 compared to $780,000 for the prior year. The allowance for loan losses at June 30, 2000 of $4.0 million showed an increase from $3.2 million at June 30, 1999. The allowance for loan losses as a percentage of non-performing loans was 146.70% at June 30, 2000, compared to 87.44% at June 30, 1999 due primarily to the reduction in non-performing loans in fiscal 2000. The allowance for loan losses was 0.32% of total loans at June 30, 2000, compared to 0.30% at June 30, 1999.

Non-Interest Income. For the year ended June 30, 2000, non-interest income was $2.9 million compared to $3.5 million for the prior year. The decrease was primarily attributable to an $824,000 reduction in the net gain on sales of loans during the year ended June 30, 2000, as compared to fiscal year 1999. The $860,000 net gain on sales of loans for the year ended June 30, 1999 relates to the approximate $150.5 million of one- to four-family residential mortgage loans which were sold in the secondary market. For the year ended June 30, 2000, $5.5 million of one- to four- family residential mortgage loans were sold in the secondary market early in the fiscal year for a net gain of $36,000. Due to the majority of one- to four- family residential mortgage loan production being adjustable rate and due to the higher interest rate environment in the current year, loan sale activity was reduced from the fiscal 1999 levels, as the majority of new production was retained in portfolio. The level of loan sale activity will continue to be evaluated with primary consideration given to interest rate risk, long-term profitability and liquidity objectives. Service charge income for the year ended June 30, 2000 was $2.2 million, compared to $2.1 million for the prior year. The net gain from real estate operations was $114,000 for the year ended June 30, 2000. This compares to $31,000 for the year ended June 30, 1999. For the years ended June 30, 2000, other non-interest income reflects an $83,000 increase from the year ended June 30, 1999. For the years ended June 30, 2000 and 1999, other non-interest income included $248,000 and $230,000 in earnings from the Investment Services at Penn Federal program, respectively. Through this program, customers have convenient access to financial consulting/advisory services and related uninsured non-deposit investment and insurance products. In addition, other non-interest income for the year ended June 30, 2000 included a $48,000 gain on the sale of a former branch location.

Non-Interest Expenses. Non-interest expenses were $19.6 million for the year ended June 30, 2000 compared to $18.6 million for the prior year. In February and June of the prior fiscal year, the Company opened new branches in Toms River and Livingston, NJ, respectively. The current year included a full year of expenses associated with these branches resulting in an increase in non-interest expenses in the current year when compared to the prior year. The Company's noninterest expenses as a percent of average assets for the year ended June 30, 2000 of 1.20% was unchanged from the prior year.

Income Tax Expense. Income tax expense for the year ended June 30, 2000 was $7.1 million compared to $6.3 million for the year ended June 30, 1999. The effective tax rate for the year ended June 30, 2000 was 35.4%. The effective tax rate was 35.5% for the year ended June 30, 1999.

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

Interest income on residential one- to four-family mortgage loans for the year ended June 30, 1999 increased $2.9 million when compared to the prior fiscal year. The increase in interest income on residential one- to four-family mortgage loans was due to an increase of $81.8 million in the average balance outstanding for the year ended June 30, 1999 over the prior fiscal year. The increase in the average balance on residential one- to four-family mortgage loans was partially offset by a decrease of 0.31% in the average yield earned on this loan portfolio to 6.98% for the year ended June 30, 1999 from 7.29% for the prior fiscal year.

Interest income on investment securities increased $6.5 million for the year ended June 30, 1999 from the prior fiscal year. The increase was primarily due to a $100.3 million increase in the average balance outstanding for fiscal 1999 compared to fiscal 1998. The increase in the average balance on investment securities was partially offset by a 0.35% decrease in the average yield earned on these securities for the year ended June 30, 1999 when compared to the prior year.

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

Net Interest and Dividend Income.Net interest and dividend income for the year ended June 30, 1999 was $33.6 million, reflecting an increase from $32.8 million recorded in the prior fiscal year. The increase reflects the Company's growth in average assets, primarily in investment securities and loans receivable. The increase in net interest and dividend income was partially offset by a decline in the net interest rate spread. The net interest rate spread and net interest margin for the year ended June 30, 1999 were 2.01% and 2.24%, respectively, a decline from 2.12% and 2.38%, respectively, for the year ended June 30, 1998. For the year ended June 30, 1999, the declines in the net interest rate spread and net interest margin were partially due to the issuance of the Trust Preferred securities. The declines in the net interest rate spread and net interest margin were also attributable to the relatively flat yield curve environment experienced during fiscal 1999 in which higher yielding assets pre-paid at accelerated rates and were replaced by lower yielding assets. Since the Company's liabilities generally reprice more quickly than its assets, interest margins will likely decrease if interest rates rise.

Provision for Loan Losses.The provision for loan losses for the year ended June 30, 1999 was $780,000 compared to $600,000 for the prior fiscal year. The allowance for loan losses at June 30, 1999 of $3.2 million reflects a $433,000 increase from the June 30, 1998 level. The allowance for loan losses as a percentage of non-performing loans was 87.44% at June 30, 1999, compared to 74.18% at June 30, 1998. The increase is principally attributable to a decline in the Company's non-performing loans. The allowance for loan losses as a percentage of total loans at June 30, 1999 was 0.30%.

Non-Interest Income. For the year ended June 30, 1999, non-interest income was $3.5 million compared to $2.7 million for the prior fiscal year. Service charge income increased to $2.1 million for the year ended June 30, 1999 versus $2.0 million for the comparable prior year. The net gain from real estate operations was $31,000 for the year ended June 30, 1999. This compares to a net loss of
$156,000  for the  year  ended  June 30,  1998.  A net gain on sales of loans of
$860,000 was recorded for the year ended June 30,1999. Low-coupon, longer duration one- to four-family residential mortgage loans totaling $150.5 million were sold in the secondary market during the year ended June 30, 1999. Gains of approximately $494,000 on sales of $70 million of one- to four-family mortgage loans were reflected in the year ended June 30, 1998. The prior year loan sales were undertaken to manage prepayment risk as part of the Company's asset/liability management strategy. Recurring loan sales in fiscal 1999 were undertaken to mitigate the effects of low interest rates and a flat yield curve. A $221,000 improvement in other non-interest income reflected increases due to earnings from theInvestment Services at Penn Federalprogram. Through this program, customers have convenient access to financial consulting/advisory services and related uninsured non-deposit investment products at local branch offices through a non-affiliated entity.

Non-Interest Expenses. The Company's non-interest expenses were $18.6 million for the year ended June 30, 1999 compared to $17.4 million for the prior year. Non-interest expenses increased in fiscal 1999 to support the Company's increased lending volumes and the new Bayville, Toms River and Livingston branches which opened in October 1997, February 1999 and June 1999, respectively. Nevertheless, the Company's non-interest expenses as a percent of average assets declined slightly to 1.20% for the year ended June 30, 1999 compared to 1.22% for the prior year.

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

The cost for the Year 2000 effort incurred in fiscal 1999 was $45,000. No additional costs were incurred in fiscal 2000 and no additional expenditures are anticipated. The actual expenditures do not include manpower costs of Company personnel associated with this effort, who retained their individual operational responsibilities in addition to Year 2000 duties. No assurance can be given that any remaining issues relating to the Year 2000 will not have a material adverse effect on the Company's financial condition or results of operations.

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

Federal regulations require the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows. The current required percentage is 4% of net withdrawable deposits payable on demand or in one year or less and borrowings payable on demand or in one year or less, both as of the end of the preceding calendar quarter. Liquid assets for purposes of this ratio include cash, accrued interest receivable, certain time deposits, U.S. Treasury and government agencies and other securities and obligations generally having remaining maturities of less than five years. All mortgage-backed securities are includable in liquid assets, as well. The Company's most liquid assets are cash and cash equivalents, U.S. government agency securities and mortgage-backed securities. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At June 30, 2000 and 1999, the Bank's liquidity ratios were 8.71% and 21.30%, respectively.

In the event that the Company should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of FHLB of New York advances and reverse repurchase agreements. In addition, the Company may access funds, if necessary, through the use of $107.0 million of overnight repricing lines of credit and a $50.0 million one-month overnight repricing line of credit from the FHLB of New York. The Company uses its liquid resources principally to fund maturing certificates of deposit and deposit withdrawals, to purchase loans and securities, to fund existing and future commitments, and to meet operating expenses. At June 30, 2000, the Company had outstanding commitments to extend credit which amounted to $94.1 million (including $65.7 million in available lines of credit) and commitments to purchase loans of $26.8 million. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

The Company's cash needs for the year ended June 30, 2000 were provided by operating activities, proceeds from maturities of investment securities, an increase in advances from the FHLB of New York and other borrowings, increased deposits and principal repayments on loans and mortgage-backed securities. During fiscal 2000, the cash provided was primarily used to fund investing activities, which included the origination and purchase of loans and the purchase of investment securities. During fiscal 1999, the Company's cash needs were provided by operating activities, primarily from proceeds from the sales of loans and from maturities of investment securities. During fiscal 1999, the cash provided was principally used for investing activities, which included the purchase of investment securities and the origination and purchase of loans. In addition to cash provided by operating activities, the Company's fiscal 1998 cash needs were provided by increased deposits, an increase in advances from the FHLB of New York and other borrowings and principal repayments of mortgage-backed securities. Furthermore, during fiscal 1998, proceeds from the Trust Preferred securities offering, maturities of investment securities and sales of loans contributed to meeting the Company's cash needs. During fiscal 1998, the cash provided was used for investing activities, which included the origination and purchase of loans and the purchase of investment securities.

Current regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percentage of risk- adjusted assets; a ratio of core capital to risk-adjusted assets; a leverage ratio of core capital to total adjusted assets; and a tangible capital ratio expressed as a percentage of total adjusted assets. As of June 30, 2000, the Bank exceeded all regulatory capital requirements and qualified as a "well-capitalized" institution. See "Regulation" and Note P - Stockholders' Equity and Regulatory Capital, in the Notes to Consolidated Financial Statements.

The Company initiated a quarterly cash dividend on its common stock of $0.035 per share in the second quarter of fiscal 1997. The quarterly cash dividend was increased to $0.04 per share in the second quarter of fiscal 1999. Total dividends paid for the years ended June 30, 2000, 1999, and 1998 were $0.16 per share, $0.155 per share and $0.14 per share, respectively. The declaration and payment of dividends are subject to, among other things, PennFed's financial condition and results of operations, regulatory capital requirements, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors.

Item 8. Financial Statements and Supplementary Data

Independent Auditors' Report

Board of Directors and Stockholders
PennFed Financial Services, Inc. and Subsidiaries West
Orange, New Jersey

We have audited the accompanying consolidated statements of financial condition of PennFed Financial Services, Inc. and Subsidiaries (the "Company") as of June 30, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PennFed Financial Services, Inc. and Subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America.



/s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP


Parsippany, New Jersey
July 26, 2000

                PENNFED FINANCIAL SERVICES, INC.AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                                                              June 30,
                                                                                   ------------------------------
                                                                                        2000              1999
                                                                                   ------------------------------
                                                                                       (Dollars in thousands)
Assets
Cash and cash equivalents ....................................................     $    13,866      $      9,900
Investment securities held to maturity, at amortized cost, market value
   of $278,643 and $281,880 at June 30, 2000 and 1999 ........................         303,026           293,282
Mortgage-backed securities held to maturity, at amortized cost, market value
   of $86,861 and $128,617 at June 30, 2000 and 1999 .........................          87,561           127,983
Loans held for sale ..........................................................              --             5,180
Loans receivable, net of allowance for loan losses of $3,983 and $3,209
   at June 30, 2000 and 1999 .................................................       1,259,248         1,061,431
Premises and equipment, net ..................................................          20,076            19,240
Real estate owned, net .......................................................             334               936
Federal Home Loan Bank of New York stock, at cost ............................          22,295            16,623
Accrued interest receivable, net .............................................          10,227             9,680
Goodwill and other intangible assets .........................................           8,996            11,118
Other assets .................................................................           3,590             3,390
                                                                                   ------------------------------
                                                                                   $ 1,729,219      $  1,558,763
                                                                                   ==============================
Liabilities and Stockholders' Equity
Liabilities:

  Deposits ...................................................................     $ 1,080,350      $  1,063,600
  Federal Home Loan Bank of New York advances ................................         364,465           244,465
  Other borrowings ...........................................................         112,175            88,738
  Mortgage escrow funds ......................................................          11,888            10,102
  Due to banks ...............................................................           7,908             7,385
  Accounts payable and other liabilities .....................................           5,647             4,230
                                                                                   ------------------------------
  Total liabilities ..........................................................       1,582,433         1,418,520
                                                                                   ------------------------------
  Guaranteed Preferred Beneficial Interests in the
   Company's Junior Subordinated Debentures ..................................          34,500            34,500
  Unamortized issuance expenses ..............................................          (1,695)           (1,757)
                                                                                   ------------------------------
  Net Trust Preferred securities .............................................          32,805            32,743
                                                                                   ------------------------------
Commitments and Contingencies (Note O)

Stockholders' Equity:
  Serial preferred stock, $.01 par value,
    7,000,000 shares authorized, no shares issued ............................              --                --
  Common stock, $.01 par value, 15,000,000 shares authorized,
    11,900,000 and 11,897,858 shares issued and  8,396,019
    and 8,813,416  shares outstanding at June 30, 2000 and 1999
   (excluding shares held in treasury of3,503,981 and
    3,084,442 at June 30, 2000 and 1999) ......................................             60                59
  Additional paid-in capital ..................................................         60,523            59,488
  Employee Stock Ownership Plan Trust debt ....................................         (2,320)           (2,804)
  Retained earnings, partially restricted .....................................         91,840            80,673
  Treasury stock, at cost, 3,503,981 and 3,084,442 shares
    at June 30, 2000 and 1999 .................................................        (36,122)          (29,916)
                                                                                   ------------------------------
Total stockholders' equity ....................................................        113,981           107,500
                                                                                   ------------------------------
                                                                                    $1,729,219        $1,558,763
                                                                                   ==============================

See notes to consolidated financial statements

                PENNFED FINANCIAL SERVICES, INC.AND SUBSIDIARIES
                        Consolidated Statements of Income

                                                                                   For the years ended June 30,
                                                                            -----------------------------------------
                                                                                2000           1999              1998
                                                                            -----------------------------------------
                                                                                       (Dollars in thousands)
Interest and Dividend Income:
 Interest and fees on loans ...........................................     $   82,026     $   78,288     $    73,822
 Interest on federal funds sold .......................................             17             68              18
 Interest and dividends on investment securities ......................         22,547         16,318           9,814
 Interest on mortgage-backed securities ...............................          7,173         10,883          17,151
                                                                            -----------------------------------------
                                                                               111,763        105,557         100,805
                                                                            -----------------------------------------
Interest Expense:
 Deposits .............................................................         46,758         48,648          48,200
 Borrowed funds .......................................................         24,443         20,138          17,669
 Trust Preferred securities ...........................................          3,132          3,132           2,174
                                                                            -----------------------------------------
                                                                                74,333         71,918          68,043
                                                                            -----------------------------------------
Net Interest and Dividend Income Before
 Provision for Loan Losses ............................................         37,430         33,639          32,762
Provision for Loan Losses .............................................            860            780             600
                                                                            -----------------------------------------
 Net Interest and Dividend Income After
  Provision for Loan Losses ...........................................         36,570         32,859          32,162
                                                                            -----------------------------------------
Non-Interest Income:
 Service charges ......................................................          2,172          2,113           1,974
 Net gain (loss) from real estate operations ..........................            114             31            (156)
 Net gain on sales of loans ...........................................             36            860             528
 Other ................................................................            625            542             321
                                                                            -----------------------------------------
                                                                                 2,947          3,546           2,667
                                                                            -----------------------------------------
Non-Interest Expenses:
 Compensation and employee benefits ...................................          9,843          8,961           8,109
 Net occupancy expense ................................................          1,663          1,333           1,275
 Equipment ............................................................          1,763          1,642           1,542
 Advertising ..........................................................            393            359             380
 Amortization of intangibles ..........................................          2,121          2,363           2,437
 Federal deposit insurance premium ....................................            429            627             591
 Other ................................................................          3,384          3,359           3,055
                                                                            -----------------------------------------
                                                                                19,596         18,644          17,389
                                                                            -----------------------------------------
Income Before Income Taxes ............................................         19,921         17,761          17,440
Income Tax Expense ....................................................          7,051          6,304           6,242
                                                                            -----------------------------------------
Net Income ............................................................     $   12,870     $   11,457     $    11,198
                                                                            =========================================

Weighted average number of common shares outstanding:
 Basic ................................................................      8,138,104      8,408,175       8,949,357
                                                                            =========================================
 Diluted ..............................................................      8,582,513      8,878,491       9,689,655
                                                                            =========================================
Net income per common share:
 Basic ................................................................     $     1.58     $     1.36     $      1.25
                                                                            =========================================
 Diluted ..............................................................     $     1.50     $     1.29     $      1.16
                                                                            =========================================

See notes to consolidated financial statements.

                PENNFED FINANCIAL SERVICES, INC.AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
                For the Years Ended June 30, 2000, 1999 and 1998



                                                                                    Restricted    Employee
                                                                                      Stock -      Stock
                                                    Serial             Additional    Management   Ownership
                                                  Preferred    Common    Paid-In    Recognition   Plan Trust  Retained  Treasury
                                                    Stock      Stock     Capital       Plan          Debt      Earnings    Stock
                                                  --------------------------------------------------------------------------------
                                                                     (Dollars in thousands)

Balance at June 30, 1997 ........................       $--      $  60   $ 57,441     $(1,062)     $ (3,671)    $61,051  (16,549)
Allocation of ESOP stock ........................                                                       418
Employee Stock Ownership Plan (ESOP) and
  Management Recognition Plan (MRP)
  adjustment ....................................                             837
Purchase of 325,000 shares of treasury stock                                                                     (5,581)
Issuance of 66,740 shares of treasury stock
  for options exercised and Dividend
  Reinvestment Plan (DRP) .......................                                                                  (166)     498
Amortization of MRP stock .......................                                         531
Cash dividends of $0.14 per common share ........                                                                (1,302)
Net income for the year ended June 30, 1998......                                                                11,198
                                                  --------------------------------------------------------------------------------
Balance at June 30, 1998 ........................        --         60     58,278        (531)       (3,253)     70,781  (21,632)
Allocation of ESOP stock ........................                                                       449
ESOP and MRP adjustment .........................                           1,221
Purchase of 618,000 shares of treasury stock ....                                                                         (8,729)
Issuance of 47,570 shares of treasury stock
  for options exercised and DRP .................                                                                  (212)     445
Cancellation of 2,142 MRP shares ................                   (1)       (11)
Amortization of MRP stock .......................                                         531
Cash dividends of $0.155 per common share .......                                                                (1,353)
Net income for the year ended June 30, 1999 .....                                                                11,457
                                                  --------------------------------------------------------------------------------
Balance at June 30, 1999 ........................        --         59     59,488          --        (2,804)     80,673  (29,916)
Allocation of ESOP stock ........................                                                       484
ESOP and MRP adjustment .........................                             999
Purchase of 492,000 shares of treasury stock ....                                                                         (6,931)
Issuance of 72,461 shares of treasury stock
  for options exercised and DRP .................                                                                  (362)     725
Reissuance of 2,142 shares for MRP ..............                    1         36         (36)
Amortization of MRP stock .......................                                          36
Cash dividends of $0.16 per common share ........                                                                (1,341)
Net income for the year ended June 30, 2000 .....                                                                12,870
                                                  --------------------------------------------------------------------------------
  Balance at June 30, 2000 ......................       $--     $   60   $ 60,523         $--      $ (2,320)    $91,840 $(36,122)
                                                  =================================================================================


See notes to consolidated financial statements.

                PENNFED FINANCIAL SERVICES, INC.AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows


                                                                                   For the years ended June 30,
                                                                             -----------------------------------------
                                                                                 2000            1999           1998
                                                                             -----------------------------------------
                                                                                        (Dollars in thousands)
Cash Flows from Operating Activities:
  Net income ...........................................................     $  12,870      $  11,457      $  11,198
  Adjustments to reconcile net income to net cash provided by operating activities:
  Net gain on sales of loans ...........................................           (36)          (860)          (528)
  Proceeds from sales of loans held for sale ...........................         5,568        151,468          1,616)
  Originations of loans held for sale ..................................            --             --         (2,181)
  Net gain on sales of real estate owned ...............................          (126)          (110)           (95)
  Amortization of investment and mortgage-backed securities premium, net           192            351            319
  Depreciation and amortization ........................................         1,385          1,364          1,297
  Provision for losses on loans and real estate owned ..................           860            825            751)
  Amortization of cost of stock plans ..................................         1,520          2,101          1,786
  Amortization of intangibles ..........................................         2,121          2,363          2,437
  Amortization of premiums on loans and loan fees ......................         1,437          2,338          1,565
  Amortization of Trust Preferred securities issuance costs ............            62             62             42
  Increase in accrued interest receivable, net of accrued interest payable      (1,659)          (509)          (974)
  (Increase) decrease in other assets ..................................          (200)         1,970         (2,464)
  Increase (decrease) in deferred income tax liability .................          (118)           288            642
  Increase in accounts payable and other liabilities ...................         1,535          1,144            230
  Increase (decrease) in mortgage escrow funds .........................         1,786           (432)         1,679
  Increase (decrease) in due to banks ..................................           523         (4,684)         4,832
  Other, net ...........................................................           (34)            30             --
                                                                             -----------------------------------------
  Net cash provided by operating activities ............................        27,686        169,166         22,152
                                                                             -----------------------------------------
  Cash Flows From Investing Activities:
  Proceeds from maturities of investment securities ....................        10,175        147,070         70,141
  Purchases of investment securities held to maturity ..................       (19,991)      (262,096)      (213,168)
  Net outflow from loan originations net of principal repayments of loans      (94,799)       (93,695)      (152,786)
  Purchases of loans ...................................................      (106,049)       (31,220)       (89,910)
  Proceeds from principal repayments of mortgage-backed securities .....        40,522         76,206         83,775
  Purchases of mortgage-backed securities ..............................          (220)           (34)            --
  Proceeds from sale of loans ..........................................            --             --         75,108
  Proceeds from sale of premises and equipment .........................           250             --             --
  Purchases of premises and equipment ..................................        (2,487)        (2,542)        (2,954)
  Proceeds from sales of real estate owned .............................         1,161          1,202          1,300
  Purchases of Federal Home Loan Bank of New York stock ................        (5,672)        (1,558)        (2,652)
                                                                             -----------------------------------------
  Net cash used in investing activities ................................      (177,110)      (166,667)      (231,146)
                                                                             -----------------------------------------
  Cash Flows From Financing Activities:

  Net increase in deposits .............................................        17,862         35,052        109,387
  Increase (decrease) in advances from the Federal Home Loan Bank of New
   York and other borrowings ...........................................       143,437        (28,762)        73,750
  Net proceeds from issuance of Trust Preferred securities ............            --             --         32,639
  Cash dividends paid .................................................         (1,341)        (1,353)        (1,302)
  Purchases of treasury stock, net of reissuance .......................        (6,568)        (8,496)        (5,249)
                                                                             -----------------------------------------
  Net cash provided by (used in) financing activities ..................       153,390         (3,559)       209,225
                                                                             -----------------------------------------
  Net Increase (Decrease) in Cash and Cash Equivalents .................         3,966         (1,060)           231
  Cash and Cash Equivalents, Beginning of Year .........................         9,900         10,960         10,729
                                                                             -----------------------------------------
  Cash and Cash Equivalents, End of Year ...............................     $  13,866      $   9,900      $  10,960
                                                                             =======================================
  Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
  Interest .............................................................     $  74,175      $  70,684      $  66,821
                                                                             =========================================
  Income taxes .........................................................     $   7,608      $   4,700      $   6,707
                                                                             =========================================
  Supplemental Schedule of Non-Cash Activities:
  Transfer of loans receivable to real estate owned, net ...............     $     382      $     432      $   2,115
                                                                             =========================================
  Transfer of loans receivable to loans held for sale, at market .......     $     352      $ 155,223      $      --
                                                                             =========================================
  Transfer of premises and equipment, net to real estate owned, net ....     $      50      $      --      $      --
                                                                             =========================================

  See notes to consolidated financial statements.

                PENNFED FINANCIAL SERVICES, INC.AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                    Years Ended June 30, 2000, 1999 and 1998


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

                PENNFED FINANCIAL SERVICES, INC.AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

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

Goodwill-- The excess of cost over fair value of assets acquired ("goodwill") arising from the acquisitions discussed in Note C is amortized to expense by an accelerated method over the estimated remaining lives of long-term, interest-bearing assets acquired (14 years) in accordance with Statement of Financial Accounting Standards No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions."

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

Income Taxes -- In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), the Company uses the asset and liability method for financial accounting and reporting for income taxes.

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

                PENNFED FINANCIAL SERVICES, INC.AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

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

Recently Issued Accounting Guidance -- In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 draws on existing accounting rules with respect to the basic criteria that must be met before revenue can be recorded. SAB 101 further explains how those rules apply. The Company has reviewed the guidance in SAB 101 and has concluded that there is no effect on the Company's financial condition or results of operations.

Stock Split -- All share information has been adjusted to reflect a two-for-one stock split in the form of a 100% stock dividend paid on February 10, 1998. For further information refer to Note P- Stockholders' Equity and Regulatory Capital.

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

The Bank submitted an $18,739,000 deposit premium bid, of which $18,000,000 related to the Caldwell, Verona and Fairfield branches. In addition to the $18,000,000 deposit premium, the Bank also capitalized $141,000 of expenses reflecting a total deposit premium intangible asset of $18,141,000. For the years ended June 30, 2000, 1999 and 1998, amortization of the deposit premium intangible of $1,814,000 was recorded each year.

The Company acquired Sayreville Savings and Loan Association effective September 1982 and First Federal Savings and Loan Association of Montclair effective September 1989. The acquisitions have been accounted for as purchases and, accordingly, the purchase prices have been allocated to assets and liabilities acquired based on their fair value at their date of acquisition. For each of the years ended June 30, 2000, 1999 and 1998, the effect of the amortization of goodwill was to reduce income before income taxes by approximately $274,000, $347,000 and $421,000, respectively.

                PENNFED FINANCIAL SERVICES, INC.AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


D.  Investment Securities

                                                       June 30, 2000            June 30, 1999
                                                ---------------------------------------------------
                                                   Carrying       Market     Carrying     Market
                                                     Value        Value        Value       Value
                                                ---------------------------------------------------
                                                                   (In thousands)
U.S. government
agencies:
Maturing:
   After five years but within ten years . . . .   $  10,000     $  9,494    $ 10,000     $  9,628
   After ten years       . . . . . . . . . . . .     264,532      244,572     254,538      244,615
                                                  -------------------------------------------------
                                                     274,532      254,066     264,538      254,243

Obligations of states and political subdivisions:
Maturing:
   After one year but  within five years . . . .          30           32          40           45
                                                  -------------------------------------------------
                                                          30           32          40           45
Trust preferred securities:
Maturing:
After ten years. . . . . . . . . . . . . . . . .      28,464       24,545      28,704       27,592
                                                  -------------------------------------------------
                                                    $303,026     $278,643    $293,282     $281,880
                                                  =================================================


At June 30, 2000 and 1999, investment securities with a carrying value of $208,357,000 and $82,500,000, respectively, were pledged to secure Federal Home Loan Bank of New York advances and other borrowings.

Gross unrealized gains and losses of investment securities at June 30, 2000 and 1999 were as follows:


                                                                  June 30, 2000          June 30, 1999
                                                              ------------------------------------------------
                                                                 Gross        Gross       Gross       Gross
                                                              Unrealized    Unrealized  Unrealized  Unrealized
                                                                 Gains        Losses      Gains       Losses
                                                              ------------------------------------------------
                                                                                (In thousands)
U.S. government agencies   . . . . . . . . . . . . . . . . . .  $   --       $20,466       $--        $10,295
Obligations of states and political subdivisions . . . . . . .       2            --         5             --
Trust preferred securities . . . . . . . . . . . . . . . . . .      --         3,919        41          1,153
                                                               -----------------------------------------------
                                                                $    2       $24,385       $46        $11,448
                                                               ===============================================


There were no sales of investment securities for the years ended June 30, 2000, 1999 and 1998.
                                       52

                PENNFED FINANCIAL SERVICES, INC.AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

E.  Mortgage-Backed Securities

                                                                June 30,
                                                        ------------------------
                                                          2000          1999
                                                        ------------------------
                                                             (In thousands)
Ginnie Mae     . . . . . . . . . . . . . . . . . . . . $  1,358       $  2,071
Freddie Mac    . . . . . . . . . . . . . . . . . . . .   48,759         74,622
Fannie Mae     . . . . . . . . . . . . . . . . . . . .   37,197         50,899
Collateralized Mortgage Obligations/REMICs . . . . . .       79            103
                                                        ------------------------
                                                         87,393        127,695
Unamortized premiums, net . . . . . . . . . . . . . .       168            288
                                                       ------------------------
                                                       $ 87,561       $127,983
                                                       =========================

The estimated market values of mortgage-backed securities were $86,861,000 and $128,617,000 at June 30, 2000 and 1999, respectively. There were no sales of mortgage-backed securities in the years ended June 30, 2000, 1999 and 1998.

The carrying value of mortgage-backed securities pledged were as follows:

                                                               June 30,
                                                       ------------------------
                                                           2000          1999
                                                       ------------------------
                                                            (In thousands)
Pledged to secure:
Federal Home Loan Bank of New York advances ........     $ 47,085     $ 78,467
Other borrowings ...................................       10,795       19,461
Public funds on deposit ............................        2,456        3,304
Interest rate swap agreements ......................          542        4,825
                                                       ------------------------
                                                         $ 60,878     $106,057
                                                       =========================

Collateralized mortgage obligations consist primarily of fixed and adjustable rate sequentially paying securities with short durations.

The gross unrealized gains and losses of mortgage-backed securities held at June 30, 2000 and 1999 were as follows:

                                                                        June 30, 2000            June 30, 1999
                                                                   ------------------------------------------------
                                                                      Gross       Gross        Gross       Gross
                                                                   Unrealized   Unrealized   Unrealized  Unrealized
                                                                      Gains       Losses       Gains      Losses
                                                                   ------------------------------------------------
                                                                                    (In thousands)

Ginnie Mae . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 34         $   1      $   92        $--
Freddie Mac    . . . . . . . . . . . . . . . . . . . . . . . . .       284           661         570        288
Fannie Mae     . . . . . . . . . . . . . . . . . . . . . . . . .       173           526         459        198
Collateralized Mortgage Obligations/REMICs  . . . . . . . . . .         --             3          --          1
                                                                   ------------------------------------------------
                                                                      $491        $1,191      $1,121       $487
                                                                   ================================================

                PENNFED FINANCIAL SERVICES, INC.AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

F.  Loans Receivable, Net

                                                            June 30,
                                               ---------------------------------
                                                  2000                  1999
                                               ---------------------------------
                                                         (In thousands)
First Mortgage Loans:
Conventional . . . . . . . . . . . . . . . .   $1,065,005            $ 909,576
FHA insured . . . . . . . . . . . . . . . .         4,224                4,585
VA guaranteed . . . . . . . . . . . . . . .           819                1,083
                                               --------------------------------
Total one- to four-family . . . . . . . . .     1,070,048              915,244
Commercial and multi-family . . . . . . . .        86,257               74,613
                                               --------------------------------
Total first mortgage loans . . . . . . . . .    1,156,305              989,857
                                               --------------------------------
Consumer:
Second mortgages . . . . . . . . . . . . . .       45,659               37,243
Home equity lines of credit . . . . . . . .        46,394               31,754
Other . . . . . . . . . . . . . . . . . . .         5,534                3,575
                                               --------------------------------
Total consumer loans . . . . . . . . . . . .       97,587               72,572
                                               --------------------------------
Total loans . . . . . . . . . . . . . . . .     1,253,892            1,062,429
                                               --------------------------------
Add (Less):
Allowance for loan losses . . . . . . . . .        (3,983)              (3,209)
Unamortized premium . . . . . . . . . . . .         3,091                2,112
Unearned income on consumer loans . . . . .           (20)                 (20)
Net deferred loan fees . . . . . . . . . . .        6,268                5,299
                                               --------------------------------
                                                    5,356                4,182
                                               --------------------------------
                                               $1,259,248           $1,066,611
                                               ================================


Conventional one- to four-family mortgage loans at June 30, 1999 included $5,180,000 of mortgages held for sale. At June 30, 1999, there was no commitment to sell these loans. There were no one- to four-family mortgage loans held for sale at June 30, 2000.

Non-accruing  loans at June 30, 2000 and 1999 were  $2,715,000  and  $3,670,000, respectively, which represents 0.21% and 0.34%, respectively, of total loans outstanding. The total interest income that would have been recorded for the years ended June 30, 2000 and 1999, had these loans been current in accordance with their original terms, or since the date of origination if outstanding for only part of the year, was approximately $97,000 and $137,000, respectively.

At June 30, 2000 and 1999 impaired loans totaled $97,000 and $48,000, respectively. The average balance of impaired loans for the years ended June 30, 2000 and 1999 was $97,000 and $339,000, respectively. All impaired loans have a related allowance for losses, which totaled $60,000 and $48,000 at June 30, 2000 and 1999, respectively. Interest income related to impaired loans is recognized under the cash-basis method. For the year ended June 30, 2000 there was no interest income recognized on impaired loans. Interest income recognized on impaired loans for the year ended June 30, 1999 was $10,000. Total interest income that would have been recorded for the years ended June 30, 2000 and 1999, had these loans been current in accordance with their loan terms, was approximately $9,000 and $36,000, respectively.

                PENNFED FINANCIAL SERVICES, INC.AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

The following is an analysis of the allowance for loan losses:


                                                   Year ended June 30,
                                           ----------------------------------
                                             2000          1999        1998
                                           ----------------------------------
                                                    (In thousands)

Balance, beginning of year ...........     $ 3,209      $ 2,776      $ 2,622
Provisions for losses on loans .......         860          780          600
Recoveries ...........................          37           49           --
Losses charged to allowance ..........        (123)        (396)        (446)
                                           ---------------------------------
Balance, end of year .................     $ 3,983      $ 3,209      $ 2,776
                                           =================================


The Company's loan portfolio consists primarily of loans secured by residential and commercial real estate located in its market areas. Therefore, the collectibility of these loans is dependent to a large degree on the overall strength of the New Jersey economy, as well as the specific strength of the real estate sector.

At June 30, 2000 and 1999, commercial and multi-family real estate loans totaled $86,257,000 and $74,613,000, respectively. These loans are considered by management to be of somewhat greater risk of collectibility due to their dependency on income production. The majority of the Company's commercial and multi-family real estate loans were collateralized by real estate located in New Jersey. Commercial and multi-family real estate loans collateralized by multi-family mixed use properties were $33,433,000 and $31,288,000 at June 30, 2000 and 1999, respectively. At June 30, 2000 and 1999 the commercial and multi-family real estate loan portfolio included $694,000 and $605,000 of lines of credit secured by non-real estate business assets. Furthermore, under a program introduced during fiscal 2000, there were $120,000 of loans outstanding at June 30, 2000 under the Accounts Receivable Financing Program for small and mid-sized businesses. The remaining commercial real estate loans were collateralized by commercial properties.

Loans serviced for others totaled approximately $108,518,000 and $116,180,000 at June 30, 2000 and 1999, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges assessed to borrowers, such as late payment fees. In connection with these loans serviced for others, the Company held borrowers escrow balances of $1,235,000 and $1,354,000 at June 30, 2000 and 1999,
respectively.

G.  Premises and Equipment, Net

                                                            June 30,
                                                    -----------------------
                                                      2000           1999
                                                    -----------------------
                                                         (In thousands)

Land ..........................................     $ 3,934        $ 4,004
Buildings and improvements ....................      15,870         14,923
Leasehold improvements ........................       1,607          1,521
Furniture and equipment .......................      11,269         10,587
                                                    -----------------------
                                                     32,680         31,035
Less: accumulated depreciation and amortization      12,604         11,795
                                                    -----------------------
                                                    $20,076        $19,240
                                                    =======================


H.  Real Estate Owned

                                                                   June 30,
                                                             ------------------
                                                              2000        1999
                                                             ------------------
                                                               (In thousands)

Acquired by foreclosure or deed in lieu of foreclosure. . .   $367      $1,018
Allowance for losses on real estate owned. . . . . . . . .     (33)        (82)
                                                             ------------------
                                                              $334      $  936
                                                             ==================
                                       55

                PENNFED FINANCIAL SERVICES, INC.AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


Results of real estate operations were as follows:


                                                       Year ended June 30,
                                                  ----------------------------
                                                   2000       1999        1998
                                                  ----------------------------
                                                          (In thousands)

Net gain on sales of real estate owned .......... $ 126      $ 110      $  95
Holding costs ...................................   (12)       (34)      (100)
Provision for losses on real estate owned .......    --        (45)      (151)
                                                  ----------------------------
Net gain (loss) from real estate operations ..... $ 114      $  31      $(156)
                                                  ============================


Activity in the allowance for losses on real estate owned was as follows:

                                                        Year ended June 30,
                                                   -----------------------------
                                                    2000     1999        1998
                                                   -----------------------------
                                                          (In thousands)

Balance, beginning of year ...................     $ 82      $ 207      $ 102)
Provisions charged to operations .............       --         45        151
Losses charged to allowance ..................      (49)      (170)       (46)
                                                   -----------------------------
Balance, end of year .........................     $ 33      $  82      $ 207
                                                   =============================

I.  Deposits


                                                       June 30, 2000              June 30, 1999
                                               ------------------------------------------------------
                                                              Weighted                   Weighted
                                                              Average                    Average
                                                   Amount   Interest Rate   Amount    Interest Rate
                                               ------------------------------------------------------
                                                              (Dollars in thousands)

Non-interest-bearing demand ..............     $   42,426                $   37,738
Interest-bearing demand ..................         70,923         2.06%      58,255         1.56%
Money market accounts ....................         11,099         2.14       12,406         2.02
Savings accounts .........................        153,679         1.55      164,893         1.67
Certificates with remaining maturities of:
  One year or less .......................        567,733         5.64      616,600         5.08
  Over one year to three years ...........        177,439         6.17      157,922         5.61
  Over three years to five years .........         55,005         6.13       12,628         5.50
                                               ----------                 ---------

Total certificates .......................        800,177         5.79      787,150         5.20
Accrued interest payable .................          2,046                     3,158
                                               ----------                 ---------
                                               $1,080,350         4.67%  $1,063,600         4.21%
                                               ==========                ==========



The  aggregate  amount of accounts with a  denomination  of $100,000 or more was
approximately   $175,022,000  and  $168,613,000  at  June  30,  2000  and  1999,
respectively.

                PENNFED FINANCIAL SERVICES, INC.AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

J.  Federal Home Loan Bank of New York Advances and Other Borrowings

The following table presents Federal Home Loan Bank of New York ("FHLB of New York") advances at the earlier of the callable date or maturity date:


                                                         June 30, 2000             June 30, 1999
                                                    -------------------------------------------------
                                                                  Weighted                Weighted
                                                                   Average                 Average
                                                      Amount    Interest Rate   Amount  Interest Rate
                                                    -------------------------------------------------
                                                                 (Dollars in thousands)

Within one year ................................     $ 50,000      6.25%       $ 90,000      6.17%
After one year but within two years ............       70,000      6.06          20,000      5.80
After two years but within three years..........      135,000      6.09          70,000      6.06
After three years but within four years ........       19,000      5.15          45,000      5.60
After four years but within five years .........       90,000      6.37          19,000      5.15
After five years ...............................          465      7.39             465      7.39
                                                     --------                  --------
                                                     $364,465      6.13%       $244,465      5.93%
                                                     ========                  ========


The FHLB of New York advances are all fixed rate borrowings collateralized either under a blanket pledge agreement by one- to four-family mortgage loans or with investment and mortgage-backed securities.

At June 30, 2000, the Company had available from the FHLB of New York an overnight repricing line of credit for $100,000,000 which expires on May 3, 2001. The line of credit has a variable interest rate. At June 30, 2000 and 1999, the Company had $72,900,000 and $29,900,000 of overnight borrowings under this credit line with an interest rate of 7.23% and 5.98%, respectively. In addition, the Company had available overnight variable repricing lines of credit with other correspondent banks totaling $7,000,000. There were no borrowings under these lines at June 30, 2000 or 1999. Also, the Company had available from the FHLB of New York a one-month overnight repricing line of credit for $50,000,000 which expires on May 3, 2001. This line of credit has a variable interest rate. There were no borrowings under this line at June 30, 2000 or 1999. On July 11, 2000, the Company entered into a $3.5 million unsecured revolving line of credit. This line of credit has a variable interest rate tied to 30-day LIBOR.

From time to time, the Company enters into sales of securities under agreements to repurchase ("reverse repurchase agreements"). These agreements are accounted for as financing arrangements and the obligations to repurchase securities sold are reflected as other borrowings in the accompanying Consolidated Statements of Financial Condition. The reverse repurchase agreements are collateralized by investment and mortgage-backed securities which continue to be carried as assets by the Company, with a carrying value of $43,284,000 and $59,461,000 and a market value of $40,731,000 and $57,601,000 at June 30, 2000 and 1999,
respectively.

The following table presents reverse repurchase agreements at the earlier of the callable date or the maturity date:


                                              June 30, 2000             June 30, 1999
                                         -------------------------------------------------
                                                       Weighted                Weighted
                                                        Average                 Average
                                           Amount    Interest Rate   Amount  Interest Rate
                                         -------------------------------------------------
                                                     (Dollars in thousands)

Within one year    . . . . . . . . .      $19,875       5.77%       $19,563      5.01%
After one year but within five years       19,400       6.10         39,275      5.93
                                         -------------------------------------------------
                                          $39,275       5.93%       $58,838      5.63%
                                         =================================================



The average balance of reverse repurchase agreements for the years ended June 30, 2000 and 1999 was $44,954,000 and $51,039,000, respectively.

                PENNFED FINANCIAL SERVICES, INC.AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

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

L.  Incentive Savings Plan

The Company's employee benefits include the Penn Federal Savings Bank 401(k) Plan (the "Plan"). All employees of the Company who work at least 1,000 hours per year and are at least 201/2 years old are eligible to participate in the Plan. The Plan provides for a discretionary Company match of employee contributions. For the years ended June 30, 2000, 1999 and 1998, expense related to the Plan was $111,000, $107,000 and $101,000, respectively. At June 30, 2000 and 1999, the Plan assets included common stock of the Company with a market value of $290,000 and $282,000, respectively.

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

The ESOP borrowed $4,760,000 from PennFed and purchased 952,000 shares of common stock issued in the Conversion. This loan is to be repaid from discretionary contributions by the Bank to the ESOP trust. The Bank has and intends to continue to make contributions to the ESOP in amounts at least equal to the principal and interest requirement of the debt, assuming a ten year term and an interest rate of 7.46%. Annual contributions to the ESOP, which are used to fund principal and interest payments on the ESOP debt, total $692,000. At June 30, 2000 and 1999, the loan had an outstanding balance of $2,320,000 and $2,804,000 and the ESOP had unallocated shares of 464,098 and 560,710, respectively. Based upon a $14.13 closing price per share of common stock on June 30, 2000, the unallocated shares had a fair value of $6,555,000. The unamortized balance of the ESOP debt is reflected as a reduction of stockholders' equity.

For the years ended June 30, 2000, 1999 and 1998, the Bank recorded compensation expense related to the ESOP of $1,256,000, $1,173,000 and $1,273,000,
respectively. The compensation expense related to the ESOP includes $865,000, $826,000 and $959,000, respectively, for a valuation adjustment to reflect the increase in the average fair value of allocated shares for the period from the time of purchase to the allocation date. The ESOP allocated 96,612, 89,904 and 83,662 shares for the years ended June 30, 2000, 1999 and 1998, respectively, to participants in the plan.

Management Recognition Plan

In connection with the Conversion, the Company established a Management Recognition Plan ("MRP") as a means of enhancing and encouraging the recruitment and retention of directors and officers. A maximum amount of an additional 4%, or 476,000 shares, of the shares outstanding upon Conversion were permitted to be awarded under the plan.

                PENNFED FINANCIAL SERVICES, INC.AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

All 476,000 shares of restricted stock were awarded under the MRP. The shares vested in equal installments, generally over a five-year period, with the final installment vesting on April 28, 1999. Of the total original shares awarded, 2,142 shares did not vest and were cancelled. These 2,142 shares were re-awarded and vested during the year ended June 30, 2000. For the years ended June 30, 2000, 1999 and 1998, the Company recorded expense of $36,000, $431,000 and $531,000, respectively, related to the MRP.

Stock Option Plan

In connection with the Conversion, the Company established the 1994 Stock Option and Incentive Plan ("Option Plan"). The exercise price for the options granted under the Option Plan cannot be less than the fair market value of the Company's common stock on the date of the grant. The options are granted, and the terms of the options are established, by the Compensation Committee of the Board of Directors. Transactions during the years ended June 30, 2000, 1999 and 1998 relating to the Option Plan are as follows:

                                                                      Weighted
                                                                      Average
                                                                      Exercise
                                                      Options          Price
                                                     -------------------------
Balance, June 30, 1997 . . . . . . . . . . .. . .    1,134,400)       $ 5.55
  Granted . . . . . . . . . . . . . . . . .  . . .     486,700)        16.92
  Exercised . . . . . . . . . . . . . . . .  . . .     (63,800)         5.25
  Expired . . . . . . . . . . . . . . . . .  . . .          --            --
  Forfeited . . . . . . . . . . . . . . . .  . . .          --            --
                                                     -------------------------
Balance, June 30, 1998 . . . . . . . . . . .. . .    1,557,300          9.11
  Granted . . . . . . . . . . . . . . . . .  . . .          --            --
  Exercised . . . . . . . . . . . . . . . .  . . .     (44,400)         5.25
  Expired . . . . . . . . . . . . . . . . .  . . .      (7,000)        17.19
  Forfeited . . . . . . . . . . . . . . . .  . . .     (19,950)        13.63
                                                     -------------------------
Balance, June 30, 1999 . . . . . . . . . . .. . .    1,485,950          9.13
  Granted . . . . . . . . . . . . . . . . .  . . .      74,336         16.81
  Exercised . . . . . . . . . . . . . . . .  . . .     (69,270)         5.25
  Expired . . . . . . . . . . . . . . . . .  . . .        (666)        17.19
  Forfeited . . . . . . . . . . . . . . . .  . . .        (333)        17.19
                                                     -------------------------
Balance, June 30, 2000 . . . . . . . . . . .. . .    1,490,017        $ 9.69
                                                     =========================

At June 30,  2000,  1999 and 1998,  1,474,267  options,  1,343,583  options  and
1,023,527 options were exercisable, respectively, with exercise prices ranging from $5.25 to $17.19.

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

The estimated weighted average fair value of each stock option granted during fiscal 2000 was estimated as $8.83 on the date of grant. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions: stock volatility of 26.14%; risk-free interest rate of 5.83%; and an expected life of 10 years. Had compensation cost for the grants been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS 123, the Company's fiscal 2000 pro forma net income and diluted earnings per share would have been approximately $12.5 million and $1.46, respectively. As the SFAS 123 method of accounting has not been applied to stock options granted prior to July 1, 1996, the resulting pro forma effect on net income is not representative of the pro forma effect on net income in future years.

                PENNFED FINANCIAL SERVICES, INC.AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

N.  Income Taxes

The income tax provision is comprised of the following components:


                                                  Year ended June 30,
                                           --------------------------------
                                             2000         1999      1998
                                           --------------------------------
                                                    (In thousands)

Current provision ......................    $7,169      $6,016     $5,600
Deferred provision (benefit) ...........      (118)        288        642
                                           --------------------------------
Total income tax provision .............   $ 7,051      $6,304     $6,242
                                           ================================


Income taxes payable is included in accounts payable and other liabilities in the Consolidated Statements of Financial Condition at June 30, 2000 and 1999. The financial statements also include a net deferred tax liability of $715,000 that has been recorded for the temporary differences between the tax basis and the financial statement carrying amounts of assets and liabilities. The source of these temporary differences and their deferred tax effect at June 30, 2000 and 1999 is as follows:


                                                              June 30,
                                                    --------------------------
                                                        2000             1999
                                                    --------------------------
                                                           (In thousands)

Deferred tax assets:
  Allowance for loan losses ......................     $   986      $   657
  Litigation reserves ............................           4            4
  Deposit premium intangible .....................       1,111          950
  MRP expense ....................................          --          192
  Depreciation ...................................         476          503
                                                    --------------------------
Total deferred tax assets ........................       2,577        2,306
                                                    --------------------------
Deferred tax liabilities:
  Deferred loan fees .............................       2,871        2,650
  Loan sale premiums .............................          10           13
  Purchase accounting ............................         137          158
  Servicing asset ................................         274          318
                                                    --------------------------
Total deferred tax liabilities ...................       3,292        3,139
                                                    --------------------------
Net deferred tax liability .......................     $  (715)     $  (833)
                                                    ============================


A reconciliation of the statutory income tax provision to the effective income tax provision is as follows:


                                                   Year ended June 30,
                                           -----------------------------------
                                              2000         1999           1998
                                           -----------------------------------
                                                     (In thousands)

Income tax provision at statutory rate     $ 6,972      $ 6,216      $ 6,104
Amortization of intangibles ..........          96          121          147
State and local tax provision ........          --           --           --
Other, net ...........................         (17)         (33)          (9)
                                           -----------------------------------
Total income tax provision ...........     $ 7,051      $ 6,304      $ 6,242
                                           ===================================

                PENNFED FINANCIAL SERVICES, INC.AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

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

O.  Commitments and Contingencies

Lease Commitments -- At June 30, 2000, minimum rental commitments under all noncancellable operating leases with initial or remaining terms of more than one year are as follows:

                                                         Minimum Rent
                                                        (In thousands)
                                                        --------------
Year ending June 30,
2001 .................................................      $  277
2002 .................................................         285
2003 .................................................         294
2004 .................................................         205
2005 .................................................         149
2006 and later .......................................         484
                                                            ------
                                                            $1,694
                                                            ======

Rentals under long-term operating leases for certain branch offices amounted to $345,000, $263,000 and $234,000 for the years ended June 30, 2000, 1999 and
1998, respectively. Rental income of $439,000, $454,000 and $444,000 for the years ended June 30, 2000, 1999 and 1998, respectively, is netted against occupancy expense in the Consolidated Statements of Income.

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

                PENNFED FINANCIAL SERVICES, INC.AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

The following summarizes the notional amount of off-balance sheet financial instruments:

                                                      June 30,
                                              -------------------------
                                                2000             1999
                                              -------------------------
                                                   (In thousands)

Commitments to extend credit   . . . . . . .  $28,330        $  24,122
Unused lines of credit . . . . . . . . . . .   65,746           46,441
Commitments to purchase loans  . . . . . . .   26,826           25,094
Interest rate swaps . . . . . . . . . . . . .  30,000          150,000


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

Commitments to purchase loans represent agreements to purchase loans through correspondent relationships established by the Company with other institutions. The Company currently purchases newly originated one- to four-family residential mortgages secured by properties primarily located in New Jersey. A limited amount of loans secured by properties located in Pennsylvania, Massachusetts and Connecticut are also purchased. Prior to purchase, the Company applies the same underwriting criteria used in its own originations.

The Company has periodically entered into interest rate swap agreements to help reduce certain interest rate exposure on a portion of the short-term deposits. Interest rate swaps are contractual agreements between two parties to exchange interest payments at particular intervals, computed on different terms, on a specified notional amount. The notional amounts represent the base on which interest due each counter party is calculated and do not represent the potential for gains or losses associated with the market risk or credit risk of such transactions. At June 30, 2000 and 1999, the Company had $30 million and $150 million, respectively, in notional amount interest rate swap agreements outstanding on which the Company pays a fixed interest rate and receives a floating interest rate based on three-month LIBOR from the counter parties, which are nationally recognized investment firms. At June 30, 2000, the fixed interest rates payable by the Company ranged from 4.99% to 6.23% and three-month LIBOR was 6.77%. The average balance of notional amount interest rate swap agreements in fiscal 2000 and 1999 was $72,877,000 and $165,753,000, respectively. Included in interest expense for the years ended June 30, 2000, 1999 and 1998 was $67,000, $1,116,000 and $507,000, respectively, of expense related to interest rate swap agreements. Mortgage-backed securities with a carrying value of $542,000 and $4,824,000 at June 30, 2000 and 1999, respectively, were pledged to secure these agreements. The interest rate swap agreements mature or are callable between July 7, 2000 and September 28, 2001.

Other Contingencies -- In 1987, the New Jersey Department of Environmental Protection ("NJDEP") conducted an environment contamination investigation of the Orange Road branch site of First Federal Savings and Loan Association of Montclair ("First Federal"). Prior to the acquisition by First Federal, the location was used as a gasoline service station. On August 16, 1989, the NJDEP issued a "no further action" letter to First Federal with regard to this site. The Bank acquired First Federal effective September 11, 1989. Notwithstanding the earlier "no further action" letter, on June 25, 1997, the NJDEP issued a letter demanding that Penn Federal Savings Bank develop a remedial action work plan for the Orange Road branch site as a result of an investigation conducted on behalf of an adjacent property owner. The Bank disputed the NJDEP position that Penn Federal Savings Bank was a responsible party. On July 1, 1998, the NJDEP issued a letter determining that Penn Federal Savings Bank, Mobil Oil Corporation and the former gasoline service station owner were all responsible parties for the clean up at the subject site. Responsible parties may ultimately have full or partial obligation for the cost of remediation. As of this date, the apportionment of the remediation costs to the Bank, if any, is not determinable. The Bank continues to vigorously contest this determination and to seek contribution or indemnification from the other named responsible parties.

                PENNFED FINANCIAL SERVICES, INC.AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --Continued

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

During the year ended June 30, 2000, the Company repurchased 492,000 shares of its outstanding common stock. The prices paid for the repurchased shares ranged from $11.06 to $15.81 per share, for a total cost of $6,931,000. During the year ended June 30, 1999, the Company repurchased 618,000 shares of its outstanding common stock at prices ranging from $11.50 to $16.63 per share, for a total cost of $8,729,000. During the year ended June 30, 1998, the Company repurchased 325,000 shares of its outstanding common stock at prices ranging from $16.63 to $17.88 per share, for a total cost of $5,581,000.

On March 21, 1996, the Board of Directors of the Company (the "Board") adopted a Stockholder Protection Rights Plan ("Rights Plan") and declared a dividend of one common share purchase right ("Right") for each share of common stock of the Company outstanding on April 1, 1996 and each share issued after that date and prior to the expiration or redemption of the Rights. Until it is announced that a person or group has acquired 15% or more of the outstanding common stock of the Company ("Acquiring Person") or has commenced a tender offer that could result in such person or group owning 15% or more of such common stock, the Rights will initially be redeemable for $0.01 each, will be evidenced solely by the Company's common stock certificates, will automatically trade with the Company's common stock and will not be exercisable.

Upon announcement that any person or group has become an Acquiring Person and unless the Board acts to redeem the Rights, then ten business days after such announcement (the "Flip-in Date"), each Right (other than Rights beneficially owned by any Acquiring Person or transferee thereof, which Rights become void) will entitle the holder to purchase, for the $67.50 exercise price, a number of shares of the Company's common stock having an aggregate market value of $135.00. In addition, if, after the Acquiring Person gains control of the Board, the Company is involved in a merger with any person or sells more than 50% of its assets or earning power to any person (or has entered into an agreement to do either of the foregoing), and, in the case of a merger, an Acquiring Person will receive different treatment than other stockholders, each Right will entitle its holder to purchase, for the $67.50 exercise price, a number of shares of common stock of such other person having an aggregate market value of $135.00. If any person or group acquires between 15% and 50% of the Company's common stock, the Board may, at its option, require the Rights to be exchanged for common stock of the Company. The Rights generally may be redeemed by the Board for $0.01 per Right prior to the Flip-in Date.

The Bank is subject to various regulatory capital requirements administered by the OTS. Failure to meet minimum capital requirements could result in certain mandatory and possible discretionary actions by the OTS that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific quantitative capital guidelines.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of tangible capital of not less than 1.5% of tangible assets, core capital of not less than 4% of both adjusted tangible assets and risk-weighted assets and risk-based capital of not less than 8% of risk-weighted assets. As of June 30, 2000, the Bank met all capital adequacy requirements to which it was subject.

As  of  its  last   regulatory   examination,   the  Bank  was   categorized  as
"well-capitalized" under the prompt corrective action framework. To be considered as "well-capitalized", the Bank must maintain a core capital ratio of not less than 5% and a risk-based capital ratio of not less than 10%. There are no conditions or events since that notification that management believes have changed the Bank's category.

                PENNFED FINANCIAL SERVICES, INC.AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --Continued

The Bank's capital amounts and ratios are presented in the following table.


                                                                                          To Be Well
                                                                                       Capitalized Under
                                                            For Minimum Capital        Prompt Corrective
                                              Actual         Adequacy Purposes         Action Provisions
                                        ----------------------------------------------------------------------
                                         Amount     Ratio      Amount       Ratio       Amount        Ratio
                                        ----------------------------------------------------------------------
                                                             (Dollars in thousands)
As of June 30, 2000
 Tangible capital, and ratio to
  adjusted total assets    . . . . . . .  $133,365    7.76%    $25,785       1.50%       N/A           N/A
 Tier 1 (core) capital, and ratio to
  adjusted total assets . . . . . . . .   $133,365    7.76%    $68,761       4.00%       $85,952       5.00%
 Tier 1 (core) capital, and ratio to
  risk-weighted assets     . . . . . . .  $133,365   15.07%    $35,395       4.00%       $53,093       6.00%
 Risk-based capital, and ratio to
  risk-weighted assets     . . . . . . .  $137,197   15.50%    $70,791       8.00%       $88,488       10.00%

As of June 30, 1999
 Tangible capital, and ratio to
  adjusted total assets    . . . . . . .  $121,910    7.88%    $23,207       1.50%       N/A           N/A
 Tier 1 (core) capital, and ratio to
  adjusted total assets . . . . . . . . . $121,943    7.88%    $61,888       4.00%       $77,360       5.00%
 Tier 1 (core) capital, and ratio to
  risk-weighted assets     . . . . . . .  $121,943   15.90%    $30,687       4.00%       $46,030       6.00%
 Risk-based capital, and ratio to
  risk-weighted assets     . . . . . . .  $124,976   16.29%    $61,374       8.00%       $76,717       10.00%


In August 1993, the OTS adopted a regulation requiring that an amount be added to an institution's risk-based capital requirement equal to 50% of the decline in market value of portfolio equity ("MVPE") that exceeds 2% of the institution's assets, under a hypothetical 200 basis points shock in interest rates. MVPE is defined as the market value of assets, less the market value of liabilities, plus or minus the market value of off-balance sheet items. At the present time, the OTS has indefinitely postponed the effective date of the rule. However, if the regulation had been in effect at June 30, 2000, the Bank would still have exceeded its risk-based capital requirement.

The Bank's management believes that, with respect to regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Bank, such as increased interest rates or a downturn in the economy in areas where the Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet its future minimum capital requirements.

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

                PENNFED FINANCIAL SERVICES, INC.AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --Continued


                                                                                            To Be Well
                                                                                        Capitalized Under
                                                              For Minimum Capital       Prompt Corrective
                                                Actual         Adequacy Purposes        Action Provisions
                                         ------------------------------------------------------------------
                                          Amount     Ratio    Amount     Ratio         Amount       Ratio
                                         ------------------------------------------------------------------
                                                                     (Dollars in thousands)
As of June 30, 2000
 Tangible capital, and ratio to
  adjusted total assets    . . . . . . .    $137,789    8.01%   $25,805    1.50%          N/A           N/A
 Tier 1 (core) capital, and ratio to
  adjusted total assets . . . . . . . . ..  $137,789    8.01%   $68,814    4.00%          $86,018       5.00%
 Tier 1 (core) capital, and ratio to
  risk-weighted assets     . . . . . . .    $137,789   15.75%   $34,997    4.00%          $52,495       6.00%
 Risk-based capital, and ratio to
  risk-weighted assets     . . . . . . .    $141,621   16.19%   $69,993    8.00%          $87,492       10.00%

As of June 30, 1999
 Tangible capital, and ratio to
  adjusted total assets    . . . . . . .    $128,385    8.29%   $23,217    1.50%          N/A           N/A
 Tier 1 (core) capital, and ratio to
  adjusted total assets . . . . . . . . ..  $128,419    8.30%   $61,913    4.00%          $77,391       5.00%
 Tier 1 (core) capital, and ratio to
  risk-weighted assets     . . . . . . .    $128,419   16.98%   $30,253    4.00%          $45,380       6.00%
 Risk-based capital, and ratio to
  risk-weighted assets     . . . . . . .    $131,452   17.38%   $60,507    8.00%          $75,633       10.00%



Federal regulations impose certain limitations on the payment of dividends and other capital distributions by the Bank. Under current regulations, savings institutions, such as the Bank, are generally permitted to make capital distributions without OTS approval during a calendar year equal to 100% of year-to-date net income plus retained net income for the two previous years. A savings institution, such as the Bank, which is a subsidiary of a savings and loan holding company, must file a notice of the proposed dividend or other capital distribution with the OTS at least 30 days prior to the declaration of such dividend or distribution. At June 30, 2000, the Bank could have paid dividends totaling approximately $24.4 million.

                PENNFED FINANCIAL SERVICES, INC.AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --Continued

Q.  Computation of EPS

The computation of EPS is presented in the following table.


                                                                            For the year ended June 30,
                                                                    -------------------------------------------
                                                                         2000           1999             1998
                                                                    -------------------------------------------
                                                                 (Dollars in thousands, except per share amounts)
Net income .....................................................    $    12,870     $    11,457     $    11,198
                                                                    ===========================================
Number of shares outstanding:
Weighted average shares issued .................................     11,899,842      11,899,349      11,900,000
Less: Weighted average shares held in treasury .................      3,261,279       2,896,595       2,268,513
Less: Average shares held by the ESOP ..........................        952,000         952,000         952,000
Plus: ESOP shares released or committed to be
   released during the fiscal year .............................        451,541         357,421         269,870
                                                                    -------------------------------------------
Average basic shares ...........................................      8,138,104       8,408,175       8,949,357
Plus: Average common stock equivalents .........................        444,409         470,316         740,298
                                                                    -------------------------------------------
Average diluted shares .........................................      8,582,513       8,878,491       9,689,655
                                                                    ===========================================

Earnings per common share:
  Basic ........................................................    $      1.58     $      1.36     $      1.25
                                                                    ===========================================
  Diluted ......................................................    $      1.50     $      1.29     $      1.16
                                                                    ===========================================


R.  Disclosure About Fair Value of Financial Instruments

The carrying amounts and estimated fair value of the Company's financial instruments at June 30, 2000 and 1999 were as follows:


                                                               June 30, 2000               June 30, 1999
                                                         -------------------------------------------------------
                                                           Carrying      Estimated     Carrying       Estimated
                                                            Amount      Fair Value      Amount       Fair Value
                                                         -------------------------------------------------------
                                                                              (In thousands)
Financial assets:
Cash and cash equivalents ..........................     $   13,866     $   13,866     $    9,900     $    9,900
Investment securities ..............................        303,026        278,643        293,282        281,880
Mortgage-backed securities .........................         87,561         86,861        127,983        128,617
FHLB of New York stock .............................         22,295         22,295         16,623         16,623
                                                         -------------------------------------------------------
Total cash and investments .........................        426,748        401,665        447,788        437,020
Loans held for sale ................................             --             --          5,180          5,180
Loans receivable, less allowance for loan losses ...      1,259,248      1,220,343      1,061,431      1,049,735
                                                         -------------------------------------------------------
Total loans ........................................      1,259,248      1,220,343      1,066,611      1,054,915
Accrued interest receivable, net ...................         10,227         10,227          9,680          9,680
                                                         -------------------------------------------------------
Total financial assets .............................     $1,696,223     $1,632,235     $1,524,079     $1,501,615
                                                         =======================================================
Financial liabilities:
Deposits ...........................................     $1,080,350     $1,079,158     $1,063,600     $1,064,543
FHLB of New York advances ..........................        364,465        353,736        244,465        245,103
Other borrowings ...................................        112,175        111,939         88,738         88,810
Mortgage escrow funds ..............................         11,888         11,888         10,102         10,102
Due to banks .......................................          7,908          7,908          7,385          7,385

Net Trust Preferred securities .....................         32,805         29,843         32,743         34,414
                                                         -------------------------------------------------------
Total financial liabilities ........................     $1,609,591     $1,594,472     $1,447,033     $1,450,357
                                                         =======================================================

                PENNFED FINANCIAL SERVICES, INC.AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --Continued


                                             June 30, 2000         June 30, 1999
                                           ----------------------------------------
                                           Notional Estimated   Notional Estimated
                                            Amount  Fair Value   Amount  Fair Value
                                           ----------------------------------------
                                                    (In thousands)
Off-balance sheet financial instruments:
Commitments to extend credit.............  $28,330      $ --    $ 24,122    $  --
Unused lines of credit ..................   65,746        --      46,441       --
Commitments to purchase loans............   26,826        --      25,094       --
Interest rate swaps .....................   30,000       264     150,000     (256)


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

Loans Receivable -- Fair values are estimated for portfolios of loans with similar financial characteristics. The total loan portfolio is first divided into performing, held for sale and non-performing categories. Performing loans are then segregated into adjustable and fixed rate interest terms. Fixed rate loans are segmented by type, such as residential real estate mortgage, commercial real estate and consumer loans. Adjustable rate loans are segmented by repricing characteristics. Residential loans are further segmented by maturity.

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

Deposits -- The fair value of deposits with no stated maturity, such as savings, money market and other demand accounts, is equal to the amount payable on demand as of June 30, 2000 and 1999. Time deposits are segregated by type and original term. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is equivalent to the rate currently offered by the Company for deposits of similar type and maturity.

Federal Home Loan Bank of New York Advances-- The fair value of FHLB of New York advances is based on the discounted value of contractual cash flows. The discount rate is equivalent to the rate currently offered by the FHLB of New York on borrowings of similar type and maturity.

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

                PENNFED FINANCIAL SERVICES, INC.AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --Continued

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

The following sets forth an analysis of loans, all of which are current, to directors, officers and employees:


                                                              June 30,
                                                      ----------------------
                                                       2000             1999
                                                      ----------------------
                                                          (In thousands)

Balance, beginning of year ......................     $ 3,608      $ 3,963
New loans granted ...............................       2,116          728
Repayments/reductions ...........................        (944)      (1,083)
                                                      ---------------------
Balance, end of year ............................     $ 4,780      $ 3,608
                                                      =====================

In addition to the above amount of loans, at June 30, 2000 and 1999, there was $45,000 and $46,000, respectively, of outstanding balances on overdraft checking lines for directors, officers and employees.

T.  Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging purposes. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 delays the original effective date of SFAS 133. In accordance with SFAS 137, SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133" ("SFAS 138"). SFAS 138 adds to the accounting guidance for derivative instruments and hedging activities. SFAS 133 as amended by SFAS 138 is intended to be comprehensive guidance on accounting for derivatives and hedging activities.

As required, effective July 1, 2000, the Company will adopt these new accounting standards. As of June 30, 2000, the Company's only derivatives were $30 million in notional amount of interest rate swaps. Therefore, the adoption of the new standards is not expected to have a material impact on the Company's financial condition or results of operations. However, the impact on the Company's financial condition or results of operations for each reporting period after adoption is directly related to the size and composition of the Company's portfolio of derivatives and market conditions.

                PENNFED FINANCIAL SERVICES, INC.AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

U. Condensed Financial Information of PennFed Financial Services, Inc. (Parent Company Only)

The following are the condensed financial statements for PennFed, parent company only, as of June 30, 2000 and 1999 and for the years ended June 30, 2000, 1999 and 1998 and should be read in conjunction with the Notes to Consolidated Financial Statements.

Condensed Statements of Financial Condition


                                                                                          June 30,
                                                                                   ----------------------
                                                                                      2000         1999
                                                                                   ----------------------
                                                                                       (In thousands)
Assets
Cash .........................................................................     $     25     $     25
Intercompany overnight investment ............................................          796        2,674
                                                                                   ----------------------
 Total cash and cash equivalents .............................................          821        2,699
Investment securities held to
 maturity, at amortized cost .................................................       11,005       11,186
Investment in subsidiaries ...................................................      143,685      134,359
Prepaid Trust Preferred securities expenses ..................................        1,695        1,757
Accrued interest receivable ..................................................          267          271
Other assets .................................................................          558        1,560
                                                                                   ----------------------
                                                                                   $158,031     $151,832
                                                                                   ======================
Liabilities and Stockholders' Equity

Junior subordinated debentures ...............................................     $ 35,568     $ 35,568
Intercompany loan payable ....................................................        7,100        7,100
Accrued interest payable .....................................................          528          528
Other accrued expenses and other liabilities .................................          854        1,136
Stockholders' equity .........................................................      113,981      107,500
                                                                                   ---------------------
                                                                                   $158,031     $151,832
                                                                                   =====================

Condensed Statements of Operations


                                                                                  Year ended June 30,
                                                                         -------------------------------------
                                                                           2000           1999          1998
                                                                         -------------------------------------
                                                                                      (In thousands)
Income

Interest income on intercompany balances ...........................     $    301      $    318      $    860
Interest income on investment securities ...........................          992         1,006           582
Other income .......................................................            4             3             4
                                                                         ------------------------------------
                                                                            1,297         1,327         1,446
Expenses

Interest expense on Junior subordinated debentures .................        3,166         3,166         2,198
Interest on intercompany loan ......................................          666           379            --
Other expenses .....................................................          412           365           328
                                                                         ------------------------------------
                                                                            4,244         3,910         2,526
                                                                         ------------------------------------
Loss before undistributed net income of subsidiaries ...............       (2,947)       (2,583)       (1,080)
Equity in undistributed net income of subsidiaries .................       14,819        13,169        11,923
                                                                         ------------------------------------
Income before income taxes .........................................       11,872        10,586        10,843
Income tax benefit .................................................         (998)         (871)         (355)
                                                                         ------------------------------------
Net income .........................................................     $ 12,870      $ 11,457      $ 11,198
                                                                         ====================================

                PENNFED FINANCIAL SERVICES, INC.AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --Continued

Condensed Statements of Cash Flows


                                                                                   Year ended June 30,
                                                                         -------------------------------------------
                                                                            2000           1999             1998
                                                                         -------------------------------------------
                                                                                      (In thousands)
Cash Flows From Operating Activities:

Net income .........................................................      $ 12,870       $ 11,457       $ 11,198
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Equity in undistributed net income of subsidiaries .................       (14,819)       (13,169)       (11,923)
Amortization of investment securities premium ......................            15             15              8
Amortization of cost of stock plans ................................            36            520            534
Increase in accrued interest payable, net of accrued
interest receivable ................................................             4             --            257
(Increase) decrease in other assets ................................         1,064         (1,459)        (1,819)
Increase (decrease) in other liabilities ...........................          (282)           615           (294)
                                                                         -------------------------------------------
Net cash used in operating activities ..............................        (1,110)        (2,021)        (2,039)
                                                                         -------------------------------------------
Cash Flows From Investing Activities:

Investments in subsidiary bank .....................................            --             --        (20,000)
Investment in the Trust ............................................            --             --         (1,068)
Purchase of investment securities ..................................            --             --        (11,209)
Dividends received from subsidiary bank ............................         6,492          3,246             --
Proceeds from principal repayment on ESOP loan .....................           484            449            418)
Proceeds from maturities of investment securities ..................           165             --             --
                                                                         -------------------------------------------
Net cash provided by (used in) investing activities ................         7,141          3,695        (31,859)
                                                                         -------------------------------------------
Cash Flows From Financing Activities:

Proceeds from issuance of junior subordinated debentures ...........            --             --         35,568)
Proceeds from intercompany loan ....................................            --          7,100             --
Purchases of treasury stock, net of re-issuance ....................        (6,568)        (8,496)        (5,249)
Payment of cash dividends ..........................................        (1,341)        (1,353)        (1,302)
                                                                         -------------------------------------------
Net cash provided by (used in) financing activities ................        (7,909)        (2,749)        29,017
                                                                         -------------------------------------------
Net decrease in cash and cash equivalents ..........................        (1,878)        (1,075)        (4,881)
Cash and cash equivalents, beginning of year .......................         2,699          3,774          8,655)
                                                                         -------------------------------------------
Cash and cash equivalents, end of year .............................      $    821       $  2,699       $  3,774)
                                                                         ===========================================
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Income taxes .......................................................           $--            $--       $     85
                                                                         ===========================================

                PENNFED FINANCIAL SERVICES, INC.AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --Continued

V.  Quarterly Financial Data (Unaudited)


                                                               Quarter ended
                                          ---------------------------------------------------
                                                     1999                        2000
                                          ---------------------------------------------------
                                          September 30   December 31    March 31     June 30
                                          ---------------------------------------------------
                                               (In thousands, except per share amounts)
Total interest income .................      $26,635       $27,642       $28,205      $29,281
Total interest expense ................       17,477        18,114        18,749       19,993
                                          ---------------------------------------------------
Net interest income ...................        9,158         9,528         9,456        9,288
Provision for loan losses .............          210           210           210          230
Non-interest income ...................          808           767           681          691
Non-interest expenses .................        4,969         4,929         4,926        4,772
Income tax expense ....................        1,705         1,833         1,777        1,736
                                          ---------------------------------------------------
 Net income ...........................      $ 3,082       $ 3,323       $ 3,224      $ 3,241
                                          ===================================================

Net income per common share:
 Basic ................................      $  0.37       $  0.40       $  0.40      $  0.41
                                          ===================================================
 Diluted ..............................      $  0.35       $  0.38       $  0.38      $  0.39
                                          ===================================================

                                                              Quarter ended
                                          ---------------------------------------------------
                                                     1998                        1999
                                          ---------------------------------------------------
                                          September 30   December 31    March 31     June 30
                                          ---------------------------------------------------
                                               (In thousands, except per share amounts)
Total interest income .................    $27,238        $26,552       $26,072      $25,695
Total interest expense ................     18,944         18,361        17,533       17,080
                                          ---------------------------------------------------
Net Interest Income ...................      8,294          8,191         8,539        8,615
Provision for loan losses .............        175            185           210          210
Non-interest income ...................      1,015            912           995          624
Non-interest expenses .................      4,672          4,544         4,790        4,638
Income tax expense ....................      1,611          1,556         1,626        1,511
                                          ---------------------------------------------------
 Net income ...........................    $ 2,851        $ 2,818       $ 2,908      $ 2,880
                                          ===================================================
Net income per common share:

 Basic ................................    $  0.33        $  0.33       $  0.35      $  0.35
                                          ===================================================
 Diluted ..............................    $  0.31        $  0.31       $  0.33      $  0.33
                                          ===================================================

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

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Information Concerning Directors and Executive Officers

Information concerning Directors of the Registrant is incorporated herein by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 25, 2000, except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year. For information concerning Executive Officers of the Registrant who are not also Directors, see "Executive Officers" in Part I of this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by Directors, Officers and ten percent beneficial owners of the Registrant is incorporated herein by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 25, 2000.

Item 11.  Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 25, 2000, except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 25, 2000, except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.  Certain Relationships and Related Transactions

Information   concerning  certain  relationships  and  related  transactions  is incorporated herein by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 25, 2000, except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
    (a) (1) Financial Statements:

    The following information appearing in Part I, Item 8 of this Form 10-K is incorporated herein by reference.

    Independent Auditors' Report

       Consolidated  Statements of Financial Condition at June 30, 2000 and 1999

       Consolidated Statements of Income for the Years Ended June 30, 2000, 1999 and 1998

       Consolidated Statements of Changes in Stockholders' Equity for the Years Ended June 30, 2000, 1999 and 1998

       Consolidated Statements of Cash Flows for the Years Ended June 30, 2000, 1999 and 1998

    Notes to Consolidated Financial Statements

    (a) (2)  Financial Statement Schedules:

    All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

                PENNFED FINANCIAL SERVICES, INC.AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --Continued

(a) (3)  Exhibits:


Regulation                                                                                Reference to
   S-K                                                                                    Prior Filing
  Exhibit                                                                                  or Exhibit
  Number       Document                                                                      Number
-------------------------------------------------------------------------------------------------------------
    2         Plan of acquisition, reorganization, arrangement, liquidation or succession     None
    3 (i)     Certificate of Incorporation                                                    *
    3 (ii)    Bylaws                                                                          **
    4         Instruments defining the rights of security holders, including indentures       *
    4 (i)     Stockholder Protection Rights Agreement                                         ***
    9         Voting trust agreement                                                          None
    10        Material contracts:
              (a) Employee Stock Ownership Plan                                                  *
              (b) 1994 Stock Option and Incentive Plan                                        ****
              (c) Management Recognition Plan                                                 *
              (d) Employment Agreement with Joseph L. LaMonica                                *****
              (e) Employment Agreement with Patrick D. McTernan                               *****
              (f ) Employment Agreement with Lucy T. Tinker                                   *****
              (g) Amendment to Employment Agreement with Joseph L. LaMonica                   **
              (h) Amendment to Employment Agreement with Lucy T. Tinker                       **
              (i) Amendment to Employment Agreement with Patrick D. McTernan                  **
              (j ) Employment Agreement with Jeffrey J. Carfora                               **
              (k) Employment Agreement with Barbara A. Flannery                               **
    11        Statement re: computation of per share earnings                                 11
    12        Statements re: computation of ratios                                            12
    13        Annual Report to security holders                                               Not required
    16        Letter re: change in certifying accountant                                      Not required
    18        Letter re: change in accounting principles                                      None
    21        Subsidiaries of the registrant                                                  21
    22        Published report regarding matters submitted to vote of security holders        None
    23        Consents of independent auditors and counsel                                    23
    24        Power of Attorney                                                               Not required
    27        Financial Data Schedule                                                         27
    99        Additional Exhibits                                                             Not applicable

---------------------
    * Filed as exhibits to the Company's Registration Statement on Form S-1 under the Securities Act of 1933, filed with the Securities and Exchange Commission on March 25, 1994 (Registration No. 33-76854). All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

   ** Filed as exhibits to the Company's Form 10-K under the Securities Exchange
      Act of 1934, filed with the Securities and Exchange Commission on September 24, 1999 (File No. 0-24040). All of such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

  *** Filed as an exhibit to the Company's Registration Statement on Form 8-A under the Securities Exchange Act of 1934, filed with the Securities and Exchange Commission on March 28, 1996 as amended on Form 8-A/A (the "Form 8-A/A") filed with the Securities and Exchange Commission on February 11, 1998, and as further amended on Form 8-A/A-2 (the "Form 8-A/A-2") filed with the Securities and Exchange Commission on October 14, 1998. The First Amendment to the Stockholders Protection Rights Agreement is filed as an exhibit to the Form 8-A/A and the Second Amendment to the Stockholders Protection Rights Agreement is filed as an exhibit to the Form 8-A/A-2. These documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

 **** Filed as an exhibit to the Company's Registration Statement on Form S-8 under the Securities Act of 1933 filed with the Securities and Exchange Commission on September 26, 1997.

***** Filed as exhibits to the Company's Form 10-K under the Securities Exchange Act of 1934, filed with the Securities and Exchange Commission on September 27, 1994. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the three month period ended June 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                PENNFED FINANCIAL SERVICES, INC.



Date: September 25, 2000                        By:  /s/ Joseph L. LaMonica
                                                    ----------------------------
                                                     Joseph L. LaMonica
                                                     President and Chief
                                                     Executive Officer
                                                     (Duly Authorized
                                                      Representative)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:  /s/ Joseph L. LaMonica                     By:  /s/ William C. Anderson
    ----------------------------------------        ----------------------------
    Joseph L. LaMonica                              William C. Anderson
    President, Chief Executive Officer              Chairman of the Board
    and Director
    (Principal Executive Officer)

Date: September 25, 2000                        Date: September 25, 2000


By:  /s/ Patrick D. McTernan                    By:  /s/ Amadeu L. Carvalho
    ----------------------------------------        ----------------------------
    Patrick D. McTernan                             Amadeu L. Carvalho
    Senior Executive Vice President, General        Director
    Counsel, Secretary and Director

Date: September 25, 2000                        Date: September 25, 2000


By:  /s/ Marvin D. Schoonover                   By:  /s/ Mario Teixeira, Jr.
    ----------------------------------------        ----------------------------
    Marvin D. Schoonover                            Mario Teixeira, Jr.
    Director                                        Director

Date: September 25, 2000                        Date: September 25, 2000


By:  /s/ Lucy T. Tinker                         By:  /s/ Jeffrey J. Carfora
    ----------------------------------------        ----------------------------
    Lucy T. Tinker                                  Jeffrey J. Carfora
    Senior Executive Vice President and             Executive Vice President and
    Chief Operating Officer                         Chief Financial Officer
    (Principal Financial Officer)                   (Principal Accounting
                                                     Officer)

Date: September 25, 2000                        Date: September 25, 2000