Form 10-Q
period 2000-09-30
PENNFED FINANCIAL SERVICES INC
filed 2000-11-14
CIK 920945

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________ to ______________

                         Commission file number 0-24040

                        PENNFED FINANCIAL SERVICES, INC.
                   -------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                           22-3297339
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

622 Eagle Rock Avenue, West Orange, NJ                     07052-2989
-------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:     (973) 669-7366
                                                    ----------------------

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
requirements for the past 90 days.      YES  X  NO __


     As of November 10, 2000, there were issued and outstanding 8,027,813 shares of the Registrant's Common Stock.

PART I - Financial Information
Item 1.  Financial Statements

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

                                                                          September 30,        June 30,
                                                                              2000                2000
                                                                         --------------------------------
                                                                              (Dollars in thousands)
ASSETS
Cash and cash equivalents..............................................  $     14,960       $     13,866
Investment securities held to maturity, at amortized cost,
    market value of $282,014 and $278,643 at September 30,
    2000 and June 30, 2000...... ......................................       303,008            303,026
Mortgage-backed securities held to maturity, at amortized
    cost, market value of $77,836 and $86,861 at September
    30, 2000 and June 30, 2000..... ...................................        77,714             87,561
Loans held for sale....................................................        18,350                ---
Loans receivable, net of allowance for loan losses of $4,076
    and $3,983 at September 30, 2000 and June 30, 2000.................     1,230,790          1,259,248
Premises and equipment, net............................................        20,279             20,076
Real estate owned, net.................................................           633                334
Federal Home Loan Bank of New York stock, at cost......................        22,488             22,295
Accrued interest receivable, net.......................................        12,143             10,227
Goodwill and other intangible assets...................................         8,486              8,996
Other assets...........................................................         1,616              3,590
                                                                         ------------       ------------
                                                                           $1,710,467         $1,729,219
                                                                         ============       ============

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
    Deposits...........................................................    $1,117,807         $1,080,350
    Federal Home Loan Bank of New York advances........................       374,465            364,465
    Other borrowings...................................................        47,465            112,175
    Mortgage escrow funds..............................................        11,834             11,888
    Due to banks.......................................................         7,227              7,908
    Accounts payable and other liabilities.............................         5,453              5,647
                                                                         ------------       ------------
    Total liabilities..................................................     1,564,251          1,582,433
                                                                         ------------       ------------

    Guaranteed Preferred Beneficial Interests in the Company's
        Junior Subordinated Debentures.................................        34,500             34,500
    Unamortized issuance expenses......................................        (1,679)            (1,695)
                                                                         ------------        -----------
    Net Trust Preferred securities.....................................        32,821             32,805
                                                                         ------------        -----------

Stockholders' Equity:
    Serial preferred stock, $.01 par value, 7,000,000 shares
        authorized, no shares issued...................................           ---                ---
    Common stock, $.01 par value, 15,000,000 shares authorized,
        11,900,000 shares  issued  and  8,117,313  and  8,396,019
        shares outstanding  at September 30, 2000 and June 30, 2000
        (excluding  shares  held in treasury of 3,782,687 and
        3,503,981 at September 30, 2000 and June 30, 2000).............            60                 60
    Additional paid-in capital.........................................        60,792             60,523
    Employee Stock Ownership Plan Trust debt...........................        (2,191)            (2,320)
    Retained earnings, partially restricted............................        94,610             91,840
    Treasury stock, at cost, 3,782,687 and 3,503,981 shares at
        September 30, 2000 and June 30, 2000...........................       (39,876)           (36,122)
                                                                         ------------        -----------
    Total stockholders' equity.........................................       113,395            113,981
                                                                         ------------        -----------
                                                                           $1,710,467         $1,729,219
                                                                         ============       ============

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Income

                                                                           Three months ended September 30,
                                                                               2000              1999
                                                                           -----------        -----------
                                                                            (Dollars in thousands, except
                                                                                  per share amounts)
Interest and Dividend Income:
    Interest and fees on loans.........................................       $23,327            $19,037
    Interest on federal funds sold.....................................            16                ---
    Interest and dividends on investment securities....................         5,665              5,583
    Interest on mortgage-backed securities.............................         1,428              2,015
                                                                            ---------          ---------
                                                                               30,436             26,635
                                                                            ---------          ---------
Interest Expense:
    Deposits...........................................................        13,202             11,409
    Borrowed funds.....................................................         7,379              5,285
    Trust Preferred securities.........................................           783                783
                                                                            ---------          ---------
                                                                               21,364             17,477
                                                                            ---------          ---------
Net Interest and Dividend Income Before Provision
    for Loan Losses....................................................         9,072              9,158
Provision for Loan Losses..............................................           200                210
                                                                            ---------          ---------
Net Interest and Dividend Income After Provision
    for Loan Losses....................................................         8,872              8,948
                                                                            ---------          ---------

Non-Interest Income:
    Service charges....................................................           577                556
    Net gain from real estate operations...............................           ---                 30
    Net gain on sales of loans.........................................           314                 33
    Other..............................................................           168                189
                                                                            ---------         ----------
                                                                                1,059                808
                                                                            ---------         ----------

Non-Interest Expenses:
    Compensation and employee benefits.................................         2,666              2,511
    Net occupancy expense..............................................           395                383
    Equipment..........................................................           448                440
    Advertising........................................................           118                 82
    Amortization of intangibles........................................           510                562
    Federal deposit insurance premium..................................            55                159
    Other..............................................................           829                832
                                                                            ---------          ---------
                                                                                5,021              4,969
                                                                            ---------          ---------

Income Before Income Taxes.............................................         4,910              4,787
Income Tax Expense.....................................................         1,734              1,705
                                                                            ---------          ---------
Net Income.............................................................     $   3,176          $   3,082
                                                                            =========          =========

Weighted average number of common shares outstanding:
    Basic..............................................................     7,807,413          8,296,598
                                                                            =========          =========
    Diluted............................................................     8,242,969          8,909,660
                                                                            =========          =========

Net income per common share:
    Basic..............................................................         $0.41              $0.37
                                                                                =====              =====
    Diluted............................................................         $0.39              $0.35
                                                                                =====              =====

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

                                                                           Three months ended September 30,
                                                                               2000               1999
                                                                            ----------         -----------
                                                                                (Dollars in thousands)
Cash Flows from Operating Activities:
    Net income.........................................................      $  3,176           $  3,082
    Adjustments to reconcile net income to net cash provided by operating activities:
    Net gain on sales of loans.........................................          (314)               (33)
    Proceeds from sales of loans held for sale.........................        54,124              5,324
    Net gain on sales of real estate owned.............................           ---                (36)
    Amortization of investment and mortgage-backed securities
      premium, net.....................................................            39                 60
    Depreciation and amortization......................................           336                352
    Provision for losses on loans and real estate owned................           200                210
    Amortization of cost of stock plans................................           399                446
    Amortization of intangibles........................................           510                562
    Amortization of premiums on loans and loan fees....................           394                405
    Amortization of Trust Preferred securities issuance costs..........            16                 16
    Increase in accrued interest receivable net of accrued
      interest payable.................................................          (972)            (1,105)
    Decrease in other assets...........................................         1,974              1,204
    Decrease in accounts payable and other liabilities.................          (194)              (420)
    Increase (decrease) in mortgage escrow funds.......................           (54)               379
    Decrease in due to banks...........................................          (681)            (2,152)
    Other, net.........................................................           ---                (48)
                                                                             --------          ----------
Net cash provided by operating activities..............................        58,953              8,246
                                                                             --------          ----------

Cash Flows from Investing Activities:
    Proceeds from maturities of investment securities..................           ---                165
    Purchases of investment securities held to maturity................           ---            (19,991)
    Net outflow from loan originations net of principal
      repayments of loans .............................................       (25,274)           (13,661)
    Purchases of loans.................................................       (19,293)           (21,208)
    Proceeds from principal repayments of mortgage-backed securities...         9,826             13,813
    Purchases of mortgage-backed securities............................           ---                (65)
    Proceeds from sale of premises and equipment.......................           ---                250
    Purchases of premises and equipment................................          (539)              (816)
    Net inflow (outflow) from real estate owned activity...............           (28)               440
    Purchases of Federal Home Loan Bank of New York stock..............          (193)              (563)
                                                                             --------           --------
    Net cash used in investing activities..............................       (35,501)           (41,636)
                                                                             --------           --------

Cash Flows from Financing Activities:
    Net increase (decrease) in deposits................................        36,513               (359)
    Increase (decrease) in advances from the Federal Home Loan Bank
      of New York and other borrowings.................................       (54,710)            33,537
    Cash dividends paid................................................          (316)              (343)
    Purchases of treasury stock, net of reissuance.....................        (3,845)               152
                                                                            ---------           --------
    Net cash provided by (used in) financing activities................       (22,358)            32,987
                                                                            ---------           --------
Net Increase (Decrease) in Cash and Cash Equivalents...................         1,094               (403)
Cash and Cash Equivalents, Beginning of Period.........................        13,866              9,900
                                                                            ---------           --------
Cash and Cash Equivalents, End of Period...............................     $  14,960           $  9,497
                                                                            =========           ========

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

                                                                           Three months ended September 30,
                                                                               2000                1999
                                                                             --------           --------
                                                                                (Dollars in thousands)

Supplemental Disclosures of Cash Flow Information:
    Cash paid during the period for:
    Interest...........................................................      $ 20,515           $ 17,120
                                                                             ========           ========
    Income taxes.......................................................      $      1           $    209
                                                                             ========           ========

Supplemental Schedule of Non-Cash Activities:
    Transfer of loans receivable to real estate owned, net.............      $    271           $    114
                                                                             ========           ========
    Transfer of loans receivable to loans held for sale, at market.....      $ 72,160           $    111
                                                                             ========           ========


See notes to consolidated financial statements.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The interim consolidated financial statements of PennFed Financial Services, Inc. ("PennFed") and subsidiaries (with its subsidiaries, the "Company") include the accounts of PennFed and its subsidiaries, Penn Federal Savings Bank (the "Bank") and PennFed Capital Trust I. These interim consolidated financial statements included herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2000. The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. There were no adjustments of a non-recurring nature recorded during the three months ended September 30, 2000 and 1999. The interim results of operations presented are not necessarily indicative of the results for the full year.

When necessary, reclassifications have been made to conform to current period presentation.

2. Adoption of Recently Issued Accounting Standards

Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137") and SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 138"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging purposes. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative. SFAS 138 adds to the accounting guidance for derivative instruments and hedging activities. SFAS 133 as amended by SFAS 138 is intended to be comprehensive guidance on accounting for derivatives and hedging activities. As of September 30, 2000, the Company did not have any derivatives as defined under SFAS 133. Therefore, the adoption of the new accounting standards did not have an effect on the Company's financial condition, results of operations or cash flows.

3. Computation of EPS

The computation of EPS is presented in the following table.

                                                             Three months ended September 30,
                                                                  2000               1999
                                                            -------------       ------------
                                                              (Dollars in thousands, except
                                                                    per share amounts)
Net income.................................................        $3,176             $3,082
                                                            =============       ============

Number of shares outstanding:
Weighted average shares issued.............................    11,900,000         11,899,371
Less: Weighted average shares held in treasury.............     3,654,444          3,066,216
Less: Average shares held by the ESOP......................       952,000            952,000
Plus: ESOP shares released or committed to be released
         during the fiscal year............................       513,857            415,443
                                                            -------------       ------------
Average basic shares.......................................     7,807,413          8,296,598
Plus: Average common stock equivalents.....................       435,556            613,062
                                                            -------------       ------------
Average diluted shares.....................................     8,242,969          8,909,660
                                                            =============       ============

Earnings per common share:
        Basic..............................................         $0.41              $0.37
                                                            =============       ============
        Diluted............................................         $0.39              $0.35
                                                            =============       ============

4. Stockholders' Equity and Regulatory Capital

The Bank's capital amounts and ratios are presented in the following table.

                                                                                         To Be Well
                                                                    For Minimum       Capitalized Under
                                                                 Capital Adequacy     Prompt Corrective
                                              Actual                 Purposes         Action Provisions
                                        Amount      Ratio        Amount    Ratio      Amount      Ratio
                                       -------      -----       --------   -----     --------     -----
                                                             (Dollars in thousands)
As of September 30, 2000
Tangible capital, and ratio to
   adjusted total assets...........    $136,207     8.00%       $25,538    1.50%       N/A         N/A
Tier I (core) capital, and ratio to
   adjusted total assets...........    $136,207     8.00%       $68,102    4.00%     $85,128      5.00%
Tier I (core) capital, and ratio to
   risk-weighted assets............    $136,207    15.35%       $35,495    4.00%     $53,243      6.00%
Risk-based capital, and ratio to
   risk-weighted assets............    $140,205    15.80%       $70,990    8.00%     $88,738     10.00%

As of June 30, 2000
Tangible capital, and ratio to
   adjusted total assets...........    $133,365     7.76%       $25,785    1.50%       N/A         N/A
Tier I (core) capital, and ratio to
   adjusted total assets...........    $133,365     7.76%       $68,761    4.00%     $85,952      5.00%
Tier I (core) capital, and ratio to
   risk-weighted assets............    $133,365    15.07%       $35,395    4.00%     $53,093      6.00%
Risk-based capital, and ratio to
   risk-weighted assets............    $137,197    15.50%       $70,791    8.00%     $88,488     10.00%

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

                                                                                         To Be Well
                                                                    For Minimum       Capitalized Under
                                                                 Capital Adequacy     Prompt Corrective
                                              Actual                 Purposes         Action Provisions
                                        Amount      Ratio        Amount    Ratio      Amount      Ratio
                                       -------      -----       --------   -----     --------     -----
                                                              (Dollars in thousands)

As of September 30, 2000
Tangible capital, and ratio to
   adjusted total assets...........    $137,729     8.00%       $25,813    1.50%         N/A        N/A
Tier I (core) capital, and ratio to
   adjusted total assets...........    $137,729     8.00%       $68,835    4.00%       $86,044     5.00%
Tier I (core) capital, and ratio to
   risk-weighted assets............    $137,729    15.73%       $35,017    4.00%       $52,526     6.00%
Risk-based capital, and ratio to
   risk-weighted assets............    $141,727    16.19%       $70,035    8.00%       $87,543    10.00%

As of June 30, 2000
Tangible capital, and ratio to
   adjusted total assets...........    $137,789     8.01%       $25,805    1.50%         N/A        N/A
Tier I (core) capital, and ratio to
   adjusted total assets...........    $137,789     8.01%       $68,814    4.00%       $86,018     5.00%
Tier I (core) capital, and ratio to
   risk-weighted assets............    $137,789    15.75%       $34,997    4.00%       $52,495     6.00%
Risk-based capital, and ratio to
   risk-weighted assets............    $141,621    16.19%       $69,993    8.00%       $87,492    10.00%

5. Subsequent Event

On October 25, 2000, the Company announced a 5% stock repurchase program to be in effect over the next 18 months.

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

Financial Condition

Total assets decreased $18.8 million to $1.710 billion at September 30, 2000 from total assets of $1.729 billion at June 30, 2000. The decrease was primarily due to the sales of one- to four-family residential mortgage loans. The
Company's current asset/liability management strategy includes the sale of conforming, fixed rate one- to four-family residential loan production. Loans sold under this strategy during the quarter ended September 30, 2000 totaled nearly $8 million. In addition, during this quarter the Company sold $46 million of one- to four-family residential mortgage loans in an effort to improve funding, liquidity, interest rate risk and net interest margin.

Deposits increased $37.5 million to $1.118 billion at September 30, 2000 from $1.080 billion at June 30, 2000. Approximately $11 million of the growth was attributable to a new branch in Roseland, New Jersey that opened on July 22, 2000. Checking account balances increased $3.8 million from June 30, 2000. Federal Home Loan Bank ("FHLB") of New York advances increased $10.0 million from $364.5 million at June 30, 2000 while other borrowings decreased $64.7 million from $112.2 million at June 30, 2000 to $47.5 million at September 30, 2000. The decrease in other borrowings primarily reflects the use of proceeds from loan sales to reduce borrowings.

Non-performing assets at September 30, 2000 remained unchanged from the $3.0 million, or 0.18% of total assets, recorded at June 30, 2000. Non-accruing loans totaled $2.4 million, with a ratio of non-accruing loans to total loans of 0.19%, at September 30, 2000 as compared to $2.7 million, or 0.21% of total loans, at June 30, 2000. Real estate owned increased to $633,000 at September 30, 2000 from $334,000 at June 30, 2000.

Stockholders' equity at September 30, 2000 totaled $113.4 million compared to $114.0 million at June 30, 2000. The decrease primarily reflects the net income recorded for the three months ended September 30, 2000 offset by the repurchase of 295,500 shares of the Company's outstanding stock at an average market price of $13.29 per share and the declaration of a cash dividend.

Results of Operations

General. For the three months ended September 30, 2000 net income was $3.2 million, or $0.39 per diluted share, as compared to net income of $3.1 million, or $0.35 per diluted share, for the comparable prior year period.

Interest and Dividend Income. Interest and dividend income for the three months ended September 30, 2000 increased to $30.4 million from $26.6 million for the three months ended September 30, 1999. This increase was primarily due to an increase in average interest-earning assets, when compared to the prior year's first quarter. Average interest-earning assets were $1.690 billion for the three months ended September 30, 2000 compared to $1.518 billion for the prior year period. In addition, the average yield earned on interest-earning assets increased to 7.18% for the three months ended September 30, 2000 from 7.00% for the three months ended September 30, 1999.

Interest income on residential one- to four-family mortgage loans for the three months ended September 30, 2000 increased $3.2 million, or 20.1%, when compared to the prior year period. The increase in interest income on residential one- to four-family mortgage loans was primarily due to a $161.2 million increase in the average balance outstanding to $1.091 billion for the three months ended September 30, 2000 compared to $929.5 million for the prior year period. The increase in interest income on residential one- to four-family mortgage loans was also due to an increase of 16 basis points in the average yield earned on this loan portfolio to 7.10% for the three months ended September 30, 2000 from 6.94% for the comparable prior year period.

For the three months ended September 30, 2000, interest income on commercial and multi-family real estate loans increased $413,000, or 26.6%, when compared to the prior year period. The increase in interest income on this loan portfolio was partially attributable to an increase of $17.5 million in the average outstanding balance for the three months ended September 30, 2000, when compared to the three months ended September 30, 1999. The increase in interest income on commercial and multi-family real estate loans was also reflective of an increase of 18 basis points in the average yield earned to 8.53% for the three months ended September 30, 2000, compared to 8.35% for the three months ended September 30, 1999.

Interest income on consumer loans increased $640,000, or 47.8%, for the three months ended September 30, 2000, compared to the prior year period. The increase in interest income for this loan portfolio was due to a $26.0 million increase in the average balance outstanding to $100.4 million for the three months ended September 30, 2000 compared to $74.4 million for the prior year period. Also contributing to an increase in interest income on consumer loans was a 68 basis point increase in the average yield earned on the consumer loan portfolio to 7.82% for the three months ended September 30, 2000, compared to 7.14% for the prior year period.

Interest income on investment securities and other interest-earning assets increased $82,000 for the three months ended September 30, 2000 from the comparable prior year period. The increase was primarily due to a $5.8 million increase in the average balance outstanding for the current year period over the prior year period. The effect on interest income from an increase in the average balance was partially offset by a slight decrease in the average yield earned on these securities to 6.96% for the three months ended September 30, 2000, compared to 6.99% for the three months ended September 30, 1999.

Interest income on the mortgage-backed securities portfolio decreased $587,000 for the three months ended September 30, 2000 as compared to the prior year period. The decrease in interest income on mortgage-backed securities primarily reflects a $38.9 million decrease in the average balance outstanding to $82.1 million for the three months ended September 30, 2000, compared to $121.0 million for the prior year period. The decrease in the average balance was partially offset by a 30 basis point increase in the average yield earned on the mortgage-backed securities portfolio to 6.96% for the three months ended September 30, 2000, compared to 6.66% for the comparable prior year period.

Interest Expense. Interest expense increased $3.9 million for the three months ended September 30, 2000 from $17.5 million for the comparable 1999 period. The increase in the current year period was attributable to a $166.2 million increase in total average deposits, borrowings and Trust Preferred securities and a 44 basis point increase in the Company's cost of funds. For the three months ended September 30, 2000, average deposit balances increased $54.1 million to $1.105 billion from $1.051 billion for the three months ended September 30, 1999. The average rate paid on deposits for the current year period increased to 4.74% as compared to 4.32% for the three months ended September 30, 1999. Average FHLB of New York advances increased $93.8 million for the three months ended September 30, 2000 to $367.7 million while the average cost of advances increased 21 basis points to 6.14% for the same period, when compared to the three months ended September 30, 1999. For the three months ended September 30, 2000, the average balance of other borrowings increased $18.2 million from $81.9 million for the three months ended September 30, 1999 as the average rate paid increased 84 basis points from 5.55% for the prior year period.

Net Interest and Dividend Income. Net interest and dividend income before provision for loan losses for the three months ended September 30, 2000 was $9.1 million, reflecting an $86,000 decrease from $9.2 million recorded in the comparable prior year period. The net interest rate spread and net interest margin for the three months ended September 30, 2000 were 1.92% and 2.19%, respectively, a decrease from 2.18% and 2.43%, respectively, for the comparable prior year period. The current period decreases in the net interest rate spread and net interest margin were primarily attributable to the increases in the average balance and average rate paid on deposits and borrowings partially offset by growth in the commercial and multi-family real estate and consumer loan portfolios.

Provision for Loan Losses. The provision for loan losses for the three months ended September 30, 2000 was $200,000 compared to $210,000 for the prior year period. The allowance for loan losses at September 30, 2000 of $4.1 million reflects a $93,000 increase from the June 30, 2000 level. The allowance for loan losses as a percentage of non-accruing loans was 171.69% at September 30, 2000, compared to 146.70% at June 30, 2000. The allowance for loan losses was 0.32% of total loans at September 30, 2000, unchanged from June 30, 2000.

Non-Interest Income. For the three months ended September 30, 2000, non-interest income was $1.1 million compared to $808,000 for the prior year period. The increase was primarily due to a net gain on sales of loans in the current period of $314,000 compared to $33,000 for the three months ended September 30, 1999. Under the Company's strategy of selling conforming, fixed rate one- to four-family loan production, nearly $8 million of such loans sold during the three months ended September 30, 2000 generated gains of $107,000 for that period. In addition, during the quarter ended September 30, 2000 the Company sold $46 million of one- to four-family mortgage loans in an effort to improve funding, liquidity, interest rate risk and net interest margin and recorded a net gain on sale of loans of $207,000. Service charge income for the three months ended September 30, 2000 was $577,000, compared to $556,000 for the prior year period. The net gain from real estate operations for the three months ended September 30, 2000 was less than $1,000, a decrease from the $30,000 net gain recorded for the three months ended September 30, 1999. For the three months ended September 30, 2000, other non-interest income reflected a $21,000 decrease from the prior year period. Other non-interest income included $84,000 and $65,000 in earnings from the Investment Services at Penn Federal program for the three months ended September 30, 2000 and 1999, respectively. Through this program, customers have convenient access to financial consulting/advisory services and related uninsured non-deposit investment and insurance products.

Non-Interest Expenses. Non-interest expenses were $5.0 million for the three months ended September 30, 2000, unchanged from the amount recorded during the prior year period. However, the Company's non-interest expenses as a percent of average assets decreased to 1.15% for the three months ended September 30, 2000 from 1.26% for the comparable prior year period due to the increase in average assets during the three months ended September 30, 2000.

Income Tax Expense. Income tax expense was $1.7 million for the three months ended September 30, 2000, unchanged from the amount recorded for the three months ended September 30, 1999. The effective tax rate for the three months ended September 30, 2000 was 35.3%. The effective tax rate was 35.6% for the three months ended September 30, 1999.

Analysis of Net Interest Income

The following table sets forth certain information relating to the Company's consolidated statements of financial condition and the consolidated statements of income for the three months ended September 30, 2000 and 1999, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived from average daily balances. The average balance of loans receivable includes non-accruing loans. The yields and costs include fees which are considered adjustments to yields.

                                                          Three Months Ended September 30,
                                        ------------------------------------------------------------------
                                                        2000                              1999
                                        --------------------------------   -------------------------------
                                           Average    Interest                Average   Interest
                                         Outstanding   Earned/   Yield/     Outstanding  Earned/   Yield/
                                           Balance      Paid    Rate (1)      Balance      Paid   Rate (1)
                                        ----------------------- --------   -------------------------------
                                                              (Dollars in thousands)
Interest-earning assets:
   One- to four-family mortgage
      loans...........................   $1,090,750   $19,380     7.10%   $   929,523   $16,143     6.94%
   Commercial and multi-family real
      estate loans....................       90,524     1,967     8.53         73,049     1,554     8.35
   Consumer loans.....................      100,406     1,980     7.82         74,449     1,340     7.14
                                        ------------ --------            ------------  --------
      Total loans receivable..........    1,281,680    23,327     7.26      1,077,021    19,037     7.05

   Federal funds sold.................          984        16     6.37            ---       ---      ---
   Investment securities and other....      325,404     5,665     6.96        319,616     5,583     6.99
   Mortgage-backed securities.........       82,042     1,428     6.96        120,969     2,015     6.66
                                        ----------- ---------            ------------  --------
      Total interest-earning assets...    1,690,110   $30,436     7.18      1,517,606   $26,635     7.00
                                                    =========                          ========

Non-interest earning assets...........       56,433                            56,137
                                        -----------                      ------------
      Total assets ...................   $1,746,543                       $ 1,573,743
                                        ===========                      ============

Deposits, borrowings and Trust
   Preferred securities:
   Money market and demand deposits...  $   125,076   $   441     1.40%   $   110,982   $   289     1.03%
   Savings deposits...................      155,365       621     1.59        165,212       692     1.66
   Certificates of deposit............      824,672    12,140     5.84        774,774    10,428     5.36
                                        ----------- ---------            ------------  --------
      Total deposits..................    1,105,113    13,202     4.74      1,050,968    11,409     4.32

   FHLB of New York advances..........      367,680     5,745     6.14        273,906     4,123     5.93
   Other borrowings...................      100,040     1,634     6.39         81,865     1,162     5.55
                                        ----------- ---------            ------------   -------
      Total deposits and borrowings...    1,572,833    20,581     5.17      1,406,739    16,694     4.71
   Trust Preferred securities.........       32,813       783     9.55         32,751       783     9.56
                                        ----------- ---------            -------------  -------

      Total deposits, borrowings and
          Trust Preferred securities..    1,605,646   $21,364     5.26      1,439,490   $17,477     4.82
                                                      =======                           =======

Other liabilities.....................       27,282                            25,405
                                        ------------                     ------------
      Total liabilities...............    1,632,928                         1,464,895
Stockholders' equity..................      113,615                           108,848
                                        -----------                      ------------
      Total liabilities and
          stockholders' equity .......  $ 1,746,543                       $ 1,573,743
                                        ===========                      ============

Net interest income and net
   interest rate spread...............               $  9,072     1.92%                $  9,158     2.18%
                                                     ========     ====                 ========     ====

Net interest-earning assets and
   interest margin ...................  $    84,464               2.19%   $    78,116               2.43%
                                        ===========               ====   ============               ====

Ratio of interest-earning assets to
   deposits, borrowings and Trust
     Preferred securities.............                          105.26%                           105.43%
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

                                                          September 30,        June 30,
                                                              2000                2000
                                                          -------------         ----------
                                                               (Dollars in thousands)
Non-accruing loans:
    One- to four-family..................................      $1,845             $2,152
    Commercial and multi-family..........................          95                 95
    Consumer.............................................         434                468
                                                            ---------           --------
        Total non-accruing loans.........................       2,374              2,715

Real estate owned, net...................................         633                334
                                                            ---------           --------
        Total non-performing assets......................       3,007              3,049
                                                            ---------           --------
        Total risk elements..............................      $3,007             $3,049
                                                            =========           ========

Non-accruing loans as a percentage of total loans........        0.19%              0.21%
                                                            =========           ========

Non-performing assets as a percentage of total assets....        0.18%              0.18%
                                                            =========           ========

Total risk elements as a percentage of total assets......        0.18%              0.18%
                                                            =========           ========

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

Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowances will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to record additions to the allowance level based upon their assessment of the information available to them at the time of their examination. At September 30, 2000, the Company had a total allowance for loan losses of $4.1 million representing 171.69% of total non-accruing loans and 0.32% of total loans.

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

At September 30, 2000, the Company's total deposits, borrowings and Trust Preferred securities maturing or repricing within one year exceeded its total interest-earning assets maturing or repricing within one year by $350.9 million, representing a one year negative gap of 20.52% of total assets, compared to a one year negative gap of 22.12% of total assets at June 30, 2000. The Company's improvement in the negative gap position from June 30, 2000 was partially brought about by a reduction in short-term borrowings as the result of the sale of $53.8 million of fixed rate one- to four-family residential mortgage loans. Also contributing to the improvement in the negative gap position was an increase in core deposits and medium-term certificates of deposit and borrowings. The Company continued to focus on increasing balances of fixed and variable rate commercial and multi-family real estate loans and consumer loan products, whose repayment and repricing characteristics are typically faster than their fixed rate one- to four-family residential mortgage loan counterparts. At June 30, 2000, the Company had $30 million in notional amount of interest rate swaps, designed to synthetically lengthen the maturities of short-term deposits. During the three months ended September 30, 2000, these interest rate swaps matured or were terminated early. This elimination of the hedge portfolio partially offset the improvement in the negative gap position from June 30, 2000.

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

As of September 30, 2000, the Bank's internally generated initial NPV ratio was 10.75%. Following a 2% increase in interest rates, the Bank's Post-Shock NPV ratio was 8.03%. The change in the NPV ratio, or the Bank's Sensitivity Measure, was 2.72%. Though NPV is "measured" on an unconsolidated basis for regulatory purposes, it is managed on a consolidated basis. As of September 30, 2000, the Company's internally generated initial NPV ratio was 10.88%, the Post-Shock ratio was 8.16%, and the Sensitivity Measure was 2.72%. Variances between the Bank's and the Company's NPV ratios are attributable to balance sheet items which are adjusted during consolidation, such as investments, intercompany borrowings and capital.

Internally generated NPV measurements are based on simulations which utilize institution specific assumptions and, as such, generally result in lower levels of presumed interest rate risk (i.e., higher Post-Shock NPV ratio and lower
Sensitivity Measure) than Office of Thrift Supervision ("OTS") measurements indicate.

The OTS measures the Bank's (unconsolidated) IRR on a quarterly basis using data from the quarterly Thrift Financial Reports filed by the Bank with the OTS, coupled with non-institution specific assumptions which are based on national averages. As of June 30, 2000 (the latest date for which information is available), the Bank's initial NPV ratio, as measured by the OTS, was 6.97%, the Bank's Post-Shock ratio was 3.62% and the Sensitivity Measure was 3.35%.

In addition to monitoring NPV and gap, management also monitors the duration of assets and liabilities and the effects on net interest income resulting from parallel and non-parallel increases or decreases in rates.

At September 30, 2000, based on its internally generated simulation models, the Company's consolidated net interest income projected for one year forward would decrease 13.73% from the base case, or current market, as a result of an immediate and sustained 2% increase in interest rates.

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

Federal regulations require the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows. The current required percentage is 4% of net withdrawable deposits payable on demand or in one year or less and borrowings payable on demand or in one year or less, both as of the end of the preceding calendar quarter. Liquid assets for purposes of this ratio include cash, accrued interest receivable, certain time deposits, U.S. Treasury and government agencies and other securities and obligations generally having remaining maturities of less than five years. All mortgage-backed securities are includable in liquid assets, as well. The Company's most liquid assets are cash and cash equivalents, U.S. government agency securities and mortgage-backed securities. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At September 30, 2000 and June 30, 2000, the Bank's liquidity ratios were 9.90% and 8.71%, respectively.

The Company uses its liquid resources principally to fund maturing certificates of deposit and deposit withdrawals, to purchase loans and securities, to fund existing and future loan commitments, and to meet operating expenses. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

The Company's cash needs for the three months ended September 30, 2000 were provided by operating activities, primarily from proceeds from the sales of loans, increased deposits and principal repayments on loans and mortgage-backed securities. During this period, the cash provided was used for investing activities, which included the origination and purchase of loans, as well as to reduce borrowings. During the three months ended September 30, 1999, the cash needs of the Company were provided by operating activities, an increase in advances from the FHLB of New York and principal repayments on loans and mortgage-backed securities. The cash provided was used for investing activities, which included the origination and purchase of loans and the purchase of investment securities.

Current regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percentage of risk-adjusted assets; a ratio of core capital to risk-adjusted assets; a leverage ratio of core capital to total adjusted assets; and a tangible capital ratio expressed as a percentage of total adjusted assets. As of September 30, 2000, the Bank exceeded all regulatory capital requirements and qualified as a "well-capitalized" institution (see Note 4. - Stockholders' Equity and Regulatory Capital, in the Notes to Consolidated Financial Statements).

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

Item 4.  Submission of Matters to a Vote of Security Holders
         None.

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
              Exhibit 11: Statement Regarding Computation of Per Share Earnings.
              Exhibit 27: Financial Data Schedule.

         (b)  Reports on Form 8-K
              On July 26, 2000, PennFed Financial Services, Inc. (the Company) issued a press release announcing its fourth quarter results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PENNFED FINANCIAL SERVICES, INC.



Date: November 14, 2000           By: /s/ Joseph L. LaMonica
                                      -------------------------------------
                                        Joseph L. LaMonica
                                        President and Chief
                                        Executive Officer

Date: November 14, 2000           By: /s/ Lucy T. Tinker
                                      -------------------------------------
                                        Lucy T. Tinker
                                        Senior Executive Vice President and
                                        Chief Operating Officer
                                        (Principal Financial Officer)

Date: November 14, 2000           By: /s/ Jeffrey J. Carfora
                                      -------------------------------------
                                        Jeffrey J. Carfora
                                        Executive Vice President and
                                        Chief Financial Officer
                                       (Principal Accounting Officer)