Form 10-Q
period 2000-12-31
PENNFED FINANCIAL SERVICES INC
filed 2001-02-14
CIK 920945

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from              to
                                    ------------    ------------


                         Commission file number 0-24040


                        PENNFED FINANCIAL SERVICES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                  22-3297339
--------------------------------------     -------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

 622 Eagle Rock Avenue, West Orange, NJ                          07052-2989
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

 Registrant's telephone number, including area code:      (973) 669-7366
                                                     ---------------------------


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
requirements for the past 90 days.  YES  X .   NO ___.
                                        ---

     As of February 12, 2001, there were issued and outstanding 7,975,770 shares of the Registrant's Common Stock.

PART I - Financial Information
Item 1.  Financial Statements

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

                                                                                           December 31,             June 30,
                                                                                               2000                   2000
                                                                                           ------------          -------------
                                                                                                 (Dollars in thousands)
ASSETS
Cash and cash equivalents.............................................................     $     11,773          $      13,866
Investment securities held to maturity, at amortized cost, market value of
     $293,248 and $278,643 at December 31, 2000 and June 30, 2000.....................          302,989                303,026
Mortgage-backed securities held to maturity, at amortized cost, market value
     of $118,485 and $86,861 at December 31, 2000 and June 30, 2000...................          117,275                 87,561
Loans held for sale...................................................................            2,961                   ---
Loans receivable, net of allowance for loan losses of $4,065 and $3,983
     at December 31, 2000 and June 30, 2000...........................................        1,200,548              1,259,248
Premises and equipment, net...........................................................           20,260                 20,076
Real estate owned, net................................................................              824                    334
Federal Home Loan Bank of New York stock, at cost.....................................           22,488                 22,295
Accrued interest receivable, net......................................................           11,408                 10,227
Goodwill and other intangible assets..................................................            7,981                  8,996
Other assets..........................................................................            4,515                  3,590
                                                                                           ------------          -------------
                                                                                           $  1,703,022          $   1,729,219
                                                                                           ============          =============

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
     Deposits.........................................................................     $  1,085,939          $   1,080,350
     Federal Home Loan Bank of New York advances......................................          404,465                364,465
     Other borrowings.................................................................           40,775                112,175
     Mortgage escrow funds............................................................           10,392                 11,888
     Due to banks.....................................................................            9,074                  7,908
     Accounts payable and other liabilities...........................................            4,979                  5,647
                                                                                           ------------          -------------
     Total liabilities................................................................        1,555,624              1,582,433
                                                                                           ------------          -------------

     Guaranteed Preferred Beneficial Interests in the Company's
         Junior Subordinated Debentures...............................................           34,500                 34,500
     Unamortized issuance expenses....................................................           (1,664)                (1,695)
                                                                                           ------------          -------------
     Net Trust Preferred securities...................................................           32,836                 32,805
                                                                                           ------------          -------------

Stockholders' Equity:
     Serial preferred stock, $.01 par value, 7,000,000 shares
         authorized, no shares issued.................................................              ---                    ---
     Common stock, $.01 par value, 15,000,000 shares authorized, 11,900,000 shares  issued  and  7,998,570  and  8,396,019  shares  outstanding  at
           December  31,  2000 and  June  30,  2000  (excluding  shares  held in treasury of 3,901,430 and 3,503,981 at December 31, 2000 and
           June 30, 2000).............................................................               60                     60
     Additional paid-in capital.......................................................           61,001                 60,523
     Employee Stock Ownership Plan Trust debt.........................................           (2,061)                (2,320)
     Retained earnings, partially restricted..........................................           97,244                 91,840
     Treasury stock, at cost, 3,901,430 and 3,503,981 shares at
         December 31, 2000 and June 30, 2000..........................................          (41,682)               (36,122)
                                                                                           ------------          -------------
     Total stockholders' equity.......................................................          114,562                113,981
                                                                                           ------------          -------------
                                                                                           $  1,703,022          $   1,729,219
                                                                                           ============          =============

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Income

                                                                            Three months ended           Six months ended
                                                                               December 31,                 December 31,
                                                                         ------------------------     ------------------------
                                                                            2000          1999          2000           1999
                                                                         ---------      ---------     ---------      ---------
                                                                           (Dollars in thousands, except per share amounts)

Interest and Dividend Income:
     Interest and fees on loans......................................    $  22,734      $  20,073     $  46,061      $  39,110
     Interest on federal funds sold..................................           27             14            43             14
     Interest and dividends on investment securities.................        5,688          5,702        11,353         11,284
     Interest on mortgage-backed securities..........................        1,571          1,853         2,999          3,869
                                                                         ---------      ---------     ---------      ---------
                                                                            30,020         27,642        60,456         54,277
                                                                         ---------      ---------     ---------      ---------
Interest Expense:
     Deposits........................................................       13,501         11,479        26,703         22,889
     Borrowed funds..................................................        6,779          5,852        14,158         11,136
     Trust Preferred securities......................................          783            783         1,566          1,566
                                                                         ---------      ---------     ---------      ---------
                                                                            21,063         18,114        42,427         35,591
                                                                         ---------      ---------     ---------      ---------
Net Interest and Dividend Income Before Provision
     for Loan Losses.................................................        8,957          9,528        18,029         18,686
Provision for Loan Losses............................................          125            210           325            420
                                                                         ---------      ---------     ---------      ---------
Net Interest and Dividend Income After Provision
     for Loan Losses.................................................        8,832          9,318        17,704         18,266
                                                                         ---------      ---------     ---------      ---------

Non-Interest Income:
     Service charges.................................................          617            564         1,194          1,120
     Net gain (loss) from real estate operations.....................           (4)            51            (4)            81
     Net gain on sales of loans......................................          245            ---           559             33
     Other...........................................................          117            152           285            341
                                                                         ---------      ---------     ---------      ---------
                                                                               975            767         2,034          1,575
                                                                         ---------      ---------     ---------      ---------

Non-Interest Expenses:
     Compensation and employee benefits..............................        2,759          2,387         5,425          4,898
     Net occupancy expense...........................................          387            427           782            810
     Equipment.......................................................          467            453           915            893
     Advertising.....................................................           94             80           212            162
     Amortization of intangibles.....................................          506            525         1,016          1,087
     Federal deposit insurance premium...............................           55            159           110            318
     Other...........................................................          855            898         1,684          1,730
                                                                         ---------      ---------     ---------      ---------
                                                                             5,123          4,929        10,144          9,898
                                                                         ---------      ---------     ---------      ---------

Income Before Income Taxes...........................................        4,684          5,156         9,594          9,943
Income Tax Expense...................................................        1,651          1,833         3,385          3,538
                                                                         ---------      ---------     ---------      ---------
Net Income...........................................................    $   3,033      $   3,323     $   6,209      $   6,405
                                                                         =========      =========     =========      =========

Weighted average number of common shares outstanding:
     Basic...........................................................    7,636,458      8,242,098     7,721,936      8,269,348
                                                                         =========      =========     =========      =========
     Diluted.........................................................    8,086,854      8,819,266     8,163,712      8,825,561
                                                                         =========      =========     =========      =========

Net income per common share:
     Basic...........................................................    $    0.40      $    0.40     $    0.80      $    0.77
                                                                         =========      =========     =========      =========
     Diluted.........................................................    $    0.38      $    0.38     $    0.76      $    0.73
                                                                         =========      =========     =========      =========

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows


                                                                                                Six months ended December 31,
                                                                                                2000                    1999
                                                                                              ---------              ---------
                                                                                                   (Dollars in thousands)
Cash Flows from Operating Activities:
     Net income.......................................................................        $   6,209              $   6,405
     Adjustments to reconcile net income to net cash provided by operating activities:
     Net gain on sales of loans.......................................................             (559)                   (33)
     Proceeds from sales of loans held for sale.......................................           80,741                  5,324
     Net gain on sales of real estate owned...........................................              ---                    (89)
     Amortization of investment and mortgage-backed securities
       premium, net...................................................................               71                    112
     Depreciation and amortization....................................................              685                    709
     Provision for losses on loans and real estate owned..............................              328                    420
     Amortization of cost of stock plans..............................................              737                    829
     Amortization of intangibles......................................................            1,016                  1,087
     Amortization of premiums on loans and loan fees..................................            1,035                    738
     Amortization of Trust Preferred securities issuance costs........................               31                     31
     Increase in accrued interest receivable, net of accrued
       interest payable...............................................................           (2,700)                (2,610)
     Increase in other assets.........................................................             (925)                  (228)
     Increase (decrease) in accounts payable and other liabilities....................             (668)                 1,052
     Decrease in mortgage escrow funds................................................           (1,496)                  (135)
     Increase (decrease) in due to banks..............................................            1,166                   (776)
     Other, net.......................................................................              ---                    (49)
                                                                                              ---------              ---------
     Net cash provided by operating activities........................................           85,671                 12,787
                                                                                              ---------              ---------

Cash Flows from Investing Activities:
     Proceeds from maturities of investment securities................................              ---                 10,165
     Purchases of investment securities held to maturity..............................              ---                (19,991)
     Net outflow from loan originations net of principal repayments of loans..........          (50,426)               (41,733)
     Purchases of loans...............................................................          (23,450)               (51,710)
     Proceeds from principal repayments of mortgage-backed securities.................           17,913                 22,271
     Purchases of mortgage-backed securities..........................................              ---                   (220)
     Proceeds from sale of premises and equipment.....................................              ---                    250
     Purchases of premises and equipment..............................................             (869)                (1,164)
     Net inflow (outflow) from real estate owned activity.............................              (81)                 1,048
     Purchases of Federal Home Loan Bank of New York stock............................             (193)                (2,990)
                                                                                              ---------              ---------
     Net cash used in investing activities............................................          (57,106)               (84,074)
                                                                                              ---------              ---------

Cash Flows from Financing Activities:
     Net increase (decrease) in deposits..............................................            7,108                (21,078)
     Increase (decrease) in advances from the Federal Home Loan Bank
       of New York and other borrowings...............................................          (31,400)                98,337
     Cash dividends paid..............................................................             (627)                  (683)
     Purchases of treasury stock, net of reissuance...................................           (5,739)                (3,999)
                                                                                              ---------              ---------
     Net cash provided by (used in) financing activities..............................          (30,658)                72,577
                                                                                              ---------              ---------
Net Increase (Decrease) in Cash and Cash Equivalents..................................           (2,093)                 1,290
Cash and Cash Equivalents, Beginning of Period........................................           13,866                  9,900
                                                                                              ---------              ---------
Cash and Cash Equivalents, End of Period..............................................        $  11,773              $  11,190
                                                                                              =========              =========

                                       4

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

                                                                                              Six months ended December 31,
                                                                                               2000                  1999
                                                                                             ----------           ---------
                                                                                                 (Dollars in thousands)

Supplemental Disclosures of Cash Flow Information:
     Cash paid during period for:
     Interest.........................................................................       $   43,479           $  37,095
                                                                                             ==========           =========
     Income taxes.....................................................................       $    3,651           $   3,903
                                                                                             ==========           =========

Supplemental Schedule of Non-Cash Activities:
     Transfer of loans receivable to real estate owned, net...........................       $      412           $     114
                                                                                             ==========           =========
     Transfer of loans receivable to loans held for sale, at market...................       $   83,143           $     111
                                                                                             ==========           =========
     Securitization of loans receivable and transfer to mortgage-backed
         securities...................................................................       $   47,661           $     ---
                                                                                             ==========           =========
       Transfer of premises and equipment, net to real estate owned, net..............       $      ---           $      50
                                                                                             ==========           =========

See notes to consolidated financial statements.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation

The interim consolidated financial statements of PennFed Financial Services, Inc. ("PennFed") and subsidiaries (with its subsidiaries, the "Company") include the accounts of PennFed and its subsidiaries, Penn Federal Savings Bank (the "Bank") and PennFed Capital Trust I. These interim consolidated financial statements included herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2000. The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. There were no adjustments of a non-recurring nature recorded during the six months ended December 31, 2000 and 1999. The interim results of operations presented are not necessarily indicative of the results for the full year.

When necessary, reclassifications have been made to conform to current period presentation.

2. Adoption of Recently Issued Accounting Standards

Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137") and SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 138"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging purposes. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative. SFAS 138 adds to the accounting guidance for derivative instruments and hedging activities. SFAS 133 as amended by SFAS 138 is intended to be comprehensive guidance on accounting for derivatives and hedging activities. The Company did not have any derivatives as defined under SFAS 133 which would have an effect on the Company's financial condition, results of operations or cash flows as of and for the three and six months ended December 31, 2000.

The Derivatives Implementation Group ("DIG") was formed by the Financial Accounting Standards Board ("FASB") to assist in interpreting practice issues related to the application and implementation of SFAS 133 (as amended by SFAS 137 and SFAS 138). In December 2000, the DIG released a tentative conclusion that loan commitments on loans that will be classified as held for sale are derivatives pursuant to SFAS 133. This tentative conclusion has not yet been cleared by the FASB.

The Company currently originates one- to four-family mortgage loans that will be classified as held for sale. Should the FASB clear the tentative conclusion regarding loan commitments, these commitments to originate will be recognized in the Company's Consolidated Statement of Financial Condition at fair value. Any changes in fair value would be recognized in the Company's Consolidated Statement of Income in the period of change. The financial statement impact of this DIG conclusion will be directly related to the size and composition of the Company's loan origination pipeline and market conditions.

3.  Computation of EPS

The computation of EPS is presented in the following table.

                                                                      Three months ended      Six months ended
                                                                         December 31,           December 31,
                                                                    ---------------------- -----------------------
                                                                       2000        1999       2000         1999
                                                                    ----------  ---------- ----------   ----------
                                                                   (Dollars in thousands, except per share amounts)
Net income......................................................    $    3,033  $    3,323 $    6,209   $    6,405
                                                                    ==========  ========== ==========   ==========

Number of shares outstanding:
Weighted average shares issued..................................    11,900,000  11,900,000 11,900,000   11,899,686
Less: Weighted average shares held in treasury..................     3,851,353   3,145,498  3,752,898    3,105,858
Less: Average shares held by the ESOP...........................       952,000     952,000    952,000      952,000
Plus: ESOP shares released or committed to be
          released during the fiscal year.......................       539,811     439,596    526,834      427,520
                                                                    ----------  ---------- ----------   ----------
Average basic shares............................................     7,636,458   8,242,098  7,721,936    8,269,348
Plus: Average common stock equivalents..........................       450,396     577,168    441,776      556,213
                                                                    ----------  ---------- ----------   ----------
Average diluted shares..........................................     8,086,854   8,819,266  8,163,712    8,825,561
                                                                    ==========  ========== ==========   ==========

Earnings per common share:
        Basic....................................................   $     0.40  $     0.40 $     0.80   $     0.77
                                                                    ==========  ========== ==========   ==========
        Diluted..................................................   $     0.38  $     0.38 $     0.76   $     0.73
                                                                    ==========  ========== ==========   ==========

4. Stockholders' Equity and Regulatory Capital

The Bank's regulatory capital amounts and ratios are presented in the following table.

                                                                                                            To Be Well
                                                                                For Minimum              Capitalized Under
                                                                             Capital Adequacy            Prompt Corrective
                                                     Actual                      Purposes                Action Provisions
                                             -------------------------     ------------------------   ------------------------
                                                Amount         Ratio          Amount        Ratio        Amount         Ratio
                                              ----------       -----        -----------     -----      ----------       -----
                                                                            (Dollars in thousands)

As of December 31, 2000
Tangible capital, and ratio to
  adjusted total assets....................   $138,870          8.20%         $25,404       1.50%           N/A           N/A
Tier I (core) capital, and ratio to
  adjusted total assets....................   $138,870          8.20%         $67,745       4.00%       $84,681          5.00%
Tier I (core) capital, and ratio to
  risk-weighted assets.....................   $138,870         15.77%         $35,219       4.00%       $52,829          6.00%
Risk-based capital, and ratio to
  risk-weighted assets.....................   $142,875         16.23%         $70,438       8.00%       $88,048         10.00%

As of June 30, 2000
Tangible capital, and ratio to
  adjusted total assets....................   $133,365          7.76%         $25,785       1.50%           N/A           N/A
Tier I (core) capital, and ratio to
  adjusted total assets....................   $133,365          7.76%         $68,761       4.00%       $85,952          5.00%
Tier I (core) capital, and ratio to
  risk-weighted assets.....................   $133,365         15.07%         $35,395       4.00%       $53,093          6.00%
Risk-based capital, and ratio to
  risk-weighted assets.....................   $137,197         15.50%         $70,791       8.00%       $88,488         10.00%

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

                                                                                                             To Be Well
                                                                                For Minimum               Capitalized Under
                                                                             Capital Adequacy             Prompt Corrective
                                                     Actual                      Purposes                 Action Provisions
                                             -------------------------     ------------------------   -------------------------
                                                Amount         Ratio          Amount        Ratio        Amount         Ratio
                                              ----------       -----        -----------     -----      ----------       -----
                                                                            (Dollars in thousands)
As of December 31, 2000
Tangible capital, and ratio to
  adjusted total assets....................    $139,418         8.22%         $25,428       1.50%            N/A          N/A
Tier I (core) capital, and ratio to
  adjusted total assets....................    $139,418         8.22%         $67,807       4.00%        $84,759         5.00%
Tier I (core) capital, and ratio to
  risk-weighted assets.....................    $139,418        16.01%         $34,830       4.00%        $52,245         6.00%
Risk-based capital, and ratio to
  risk-weighted assets.....................    $143,423        16.47%         $69,660       8.00%        $87,075        10.00%

As of June 30, 2000
Tangible capital, and ratio to
  adjusted total assets....................    $137,789         8.01%         $25,805       1.50%            N/A          N/A
Tier I (core) capital, and ratio to
  adjusted total assets....................    $137,789         8.01%         $68,814       4.00%        $86,018         5.00%
Tier I (core) capital, and ratio to
  risk-weighted assets.....................    $137,789        15.75%         $34,997       4.00%        $52,495         6.00%
Risk-based capital, and ratio to
  risk-weighted assets.....................    $141,621        16.19%         $69,993       8.00%        $87,492        10.00%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company's results of operations are dependent primarily on net interest income, which is the difference between the income earned on its loan, securities and investment portfolios and its cost of funds, consisting primarily of the interest paid on deposits and borrowings. Results of operations are also affected by the Company's provision for loan losses and operating expenses. General economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities, also significantly affect the Company's results of operations. Future changes in applicable laws, regulations or government policies may also have a material impact on the Company.

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

The Company will not undertake - and specifically declines any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Financial Condition

Total assets decreased $26.2 million to $1.703 billion at December 31, 2000 from total assets of $1.729 billion at June 30, 2000. The decrease was primarily due to the sales of one- to four-family residential mortgage loans. The Company's current asset/liability management strategy includes the sale of conforming, fixed rate one- to four-family residential loan production. Loans sold under this strategy during the six months ended December 31, 2000 totaled nearly $15 million. In addition, for the six months ended December 31, 2000, the Company sold approximately $65 million of longer duration, one- to four-family residential mortgage loans in an effort to improve funding, liquidity, interest rate risk and net interest margin.

During the three months ended December 31, 2000, the Company securitized approximately $47 million of one- to four-family mortgage loans as Fannie Mae mortgage-backed securities. These securities are held in the Company's securities portfolio for collateral purposes.

Deposits increased slightly to $1.086 billion at December 31, 2000 from $1.080 billion at June 30, 2000. An increase in core deposit accounts was partially offset by a decrease in certificates of deposit. Federal Home Loan Bank ("FHLB") of New York advances increased $40.0 million from $364.5 million at June 30, 2000 while other borrowings decreased $71.4 million from $112.2 million at June 30, 2000 to $40.8 million at December 31, 2000. The decrease in other borrowings primarily reflects the use of proceeds from loan sales to reduce borrowings.

Non-performing assets at December 31, 2000 totaled $2.9 million, representing 0.17% of total assets, compared to $3.0 million, or 0.18% of total assets, at June 30, 2000. Non-accruing loans at December 31, 2000 totaled $2.1 million, with a ratio of non-accruing loans to total loans of 0.17%, as compared to $2.7 million, or 0.21% of total loans, at June 30, 2000. Real estate owned increased to $824,000 at December 31, 2000 from $334,000 at June 30, 2000.

Stockholders' equity at December 31, 2000 totaled $114.6 million compared to $114.0 million at June 30, 2000. The increase primarily reflects the net income recorded for the six months ended December 31, 2000 offset by the repurchase of 430,000 shares of the Company's outstanding stock at an average market price of $13.73 per share and the declaration of cash dividends.

Results of Operations

General. For the three months ended December 31, 2000 net income was $3.0 million, or $0.38 per diluted share, as compared to net income of $3.3 million, or $0.38 per diluted share, for the comparable prior year period. For the six months ended December 31, 2000 net income was $6.2 million, or $0.76 per diluted share. These results compare to net income of $6.4 million, or $0.73 per diluted share, for the six months ended December 31, 1999.

Interest and Dividend Income. Interest and dividend income for the three and six months ended December 31, 2000 increased to $30.0 million and $60.5 million, respectively, from $27.6 million and $54.3 million for the three and six months ended December 31, 1999. The increases in the current year periods were due to increases in average interest-earning assets and the average yield earned on these assets, when compared to the prior year periods. Average interest-earning assets were $1.652 billion and $1.671 billion for the three and six months ended December 31, 2000, respectively, compared to $1.565 billion and $1.541 billion for the comparable prior year periods. The average yield earned on interest-earning assets increased to 7.25% for the three months ended December 31, 2000 from 7.05% for the three months ended December 31, 1999. For the six months ended December 31, 2000 the average yield earned on interest-earning assets increased to 7.22% from 7.03% for the comparable prior year period.

Interest income on residential one- to four-family mortgage loans for the three and six months ended December 31, 2000 increased $1.6 million and $4.8 million, respectively, when compared to the prior year periods. The increases in interest income on residential one- to four-family mortgage loans were partially due to increases of $65.8 million and $113.5 million in the average balance outstanding for the three and six months ended December 31, 2000, respectively, when compared to the prior year periods. The average yield earned on residential one- to four-family mortgage loans for the three months ended December 31, 2000 increased to 7.15% from 6.98% for the three months ended December 31, 1999. The average yield earned on this portfolio for the six months ended December 31, 2000 increased to 7.12% from 6.96% for the comparable prior year period.

Interest income on commercial and multi-family real estate loans increased $463,000 and $875,000 for the three and six months ended December 31, 2000, respectively, when compared to the prior year periods. The increases in interest income on commercial and multi-family real estate loans were attributable to increases of $17.8 million and $17.7 million in the average outstanding balance for the three and six months ended December 31, 2000, respectively, when compared to the prior year periods. The growth in interest income on this portfolio was also due to increases in the average yield earned on commercial and multi-family real estate loans. The average yield increased to 8.69% and 8.61% for the current three and six month periods, respectively, compared to 8.34% for both the three and six months ended December 31, 1999.

Interest income on consumer loans increased $621,000 and $1.3 million for the three and six months ended December 31, 2000, respectively, compared to the prior year periods. The increases in interest income for this loan portfolio were due to increases of $25.2 million and $25.6 million in the average balance outstanding for the three and six months ended December 31, 2000, respectively, when compared to the prior year periods. Also contributing to increases in interest income on consumer loans were increases in the average yield earned on these loans. The average yield increased to 7.87% and 7.84% for the three and six months ended December 31, 2000, respectively, compared to 7.27% and 7.21% for the prior year periods.

Interest income on the mortgage-backed securities portfolio decreased $282,000 and $870,000 for the three and six months ended December 31, 2000, respectively, compared to the prior year periods. The decrease in interest income on mortgage-backed securities primarily reflects a $21.1 million and a $30.0 million decrease in the average balance outstanding for the three and six months ended December 31, 2000, respectively, compared to the prior year periods. The decreases in the average balance were partially offset by increases in the average yield earned on the mortgage-backed securities portfolio to 7.10% and 7.03% for the three and six months ended December 31, 2000, respectively, compared to 6.76% and 6.71% for the three and six months ended December 31, 1999.

Interest Expense. Interest expense increased $2.9 million and $6.8 million for the three and six months ended December 31, 2000, respectively, from the comparable 1999 periods. The increase in the current three month period was attributable to an $84.1 million increase in total average deposits, borrowings and Trust Preferred securities coupled with a 48 basis point increase in the Company's cost of funds, when compared to the prior year period. For the six months ended December 31, 2000, total average deposits, borrowings and Trust Preferred securities increased $125.1 million and the cost of funds increased 46 basis points when compared to the six months ended December 31, 1999. For the three and six months ended December 31, 2000, average deposit balances increased $39.3 million and $46.7 million, respectively, from the $1.065 billion and $1.058 billion for the three and six months ended December 31, 1999. The average rate paid on deposits for the current three and six month periods increased to 4.85% and 4.80%, respectively, from 4.28% and 4.30% for the three and six months ended December 31, 1999. Average FHLB of New York advances increased $48.8 million and $71.3 million for the three and six months ended December 31, 2000, respectively, while the average cost of advances increased 19 basis points and 20 basis points for the same respective periods, when compared to the prior year periods. For the three and six months ended December 31, 2000, the average balance of other borrowings decreased $4.1 million and increased $7.0 million, respectively, compared to the prior year periods. The average rate paid on these borrowings increased to 6.25% and 6.35% for the three and six months ended December 31, 2000, respectively, from 5.80% and 5.65% for the three and six months ended December 31, 1999.

Net Interest and Dividend Income. Net interest and dividend income before provision for loan losses for the three and six months ended December 31, 2000 was $9.0 million and $18.0 million, respectively, reflecting a $571,000 and $657,000 decrease from $9.5 million and $18.7 million recorded in the comparable prior year periods. The decline in net interest and dividend income was attributable to a compressed net interest margin. The net interest margin of 2.21% for the three months ended December 31, 2000 reflects a decline from 2.46% for the comparable prior year period. The net interest margin for the six months ended December 31, 2000 was 2.20%, a decrease from 2.45% for the six months ended December 31, 1999. The compression in the net interest margin was attributable to increased short-term interest rates and the resulting rise in the Company's cost of funds, as well as continued stock repurchases by the Company.

Provision for Loan Losses. The provision for loan losses for the three and six months ended December 31, 2000 was $125,000 and $325,000, respectively, compared to $210,000 and $420,000 for the comparable prior year periods. The reductions in the provision for loan losses in the current year periods were primarily attributable to continuing improvement in asset quality, one- to four-family residential mortgage loan sales and the securitization of one- to four-family residential mortgage loans as mortgage-backed securities during the three months ended December 31, 2000. The allowance for loan losses at December 31, 2000 was $4.1 million. The allowance for loan losses as a percentage of non-accruing loans was 194.40% and 0.34% of total loans at December 31, 2000.

Non-Interest Income. For the three and six months ended December 31, 2000, non-interest income was $975,000 and $2.0 million, respectively, compared to $767,000 and $1.6 million for the prior year periods. The increases in non-interest income were primarily due to increases in the net gain on sales of loans during the current year periods when compared to the prior year periods. During the three and six months ended December 31, 2000, the net gain on sales of loans was $245,000 and $559,000, respectively, as compared to no gains for the three months ended December 31, 1999 and $33,000 for the December 1999 six month period. Under the Company's strategy of selling conforming, fixed rate one- to four-family residential loan production, nearly $7 million and $15 million of such loans were sold during the three and six months ended December 31, 2000, respectively, generating gains of $43,000 and $150,000 for those respective periods. In addition, during the three and six months ended December 31, 2000 the Company sold approximately $19 million and $65 million, respectively, of longer duration, one- to four-family residential mortgage loans in an effort to improve funding, liquidity, interest rate risk and net interest margin and recorded net gains on sales of loans of $200,000 and $407,000 for those respective periods. For the three months ended December 31, 1999, there were no loans sold. For the six months ended December 31, 1999, $5.3 million of one- to four-family residential mortgage loans were sold in the secondary market. Non-interest income for the three and six months ended December 31, 2000 was augmented by $53,000 and $74,000 of increased service charge income, respectively, when compared to the prior year periods. Partially offsetting the increases in non-interest income for the current year periods were $55,000 and $85,000 decreases in the net gain (loss) from real estate operations and $35,000 and $56,000 decreases in other non-interest income for the three and six months ended December 31, 2000, respectively, when compared to the prior year periods. Other non-interest income for the six months ended December 31, 1999 included a $48,000 gain on the sale of a former branch location. For the three and six months ended December 31, 2000, other non-interest income included a $19,000 increase and a $2,000 decrease in earnings from the Investment Services at Penn Federal program, respectively, when compared to the prior year periods. Through this program, customers have convenient access to financial consulting/advisory services and related uninsured non-deposit investment and insurance products.

Non-Interest Expenses. Non-interest expenses were $5.1 million and $10.1 million for the three and six months ended December 31, 2000, respectively, representing slight increases over the $4.9 million and $9.9 million recorded during the prior year periods. However, the Company's non-interest expenses as a percent of average assets decreased to 1.20% and 1.18% for the three and six months ended December 31, 2000, respectively, from 1.22% and 1.24% for the prior year periods due to the increase in average assets during the current three and six month periods.

Income Tax Expense. Income tax expense for the three and six months ended December 31, 2000 was $1.7 million and $3.4 million, respectively, compared to $1.8 million and $3.5 million for the three and six months ended December 31, 1999. The effective tax rate for the three and six months ended December 31, 2000 was 35.2% and 35.3%, respectively. The effective tax rate was 35.6% for the three and six months ended December 31, 1999.

Analysis of Net Interest Income

The following table sets forth certain information relating to the Company's consolidated statements of financial condition and the consolidated statements of income for the three and six months ended December 31, 2000 and 1999, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived from average daily balances. The average balance of loans receivable includes non-accruing loans. The yields and costs include fees which are considered adjustments to yields.

                                                                          Three Months Ended December 31,
                                                  ------------------------------------------------------------------------------
                                                                     2000                                     1999
                                                  -------------------------------------     ------------------------------------
                                                     Average       Interest                    Average      Interest
                                                   Outstanding      Earned/     Yield/       Outstanding     Earned/     Yield/
                                                     Balance         Paid      Rate (1)        Balance        Paid      Rate (1)
                                                  -------------   ----------   --------     -------------  ----------   --------
                                                                              (Dollars in thousands)
Interest-earning assets:
    One- to four-family mortgage
       loans...................................     $1,035,690     $18,527       7.15%       $   969,884     $16,950      6.98%
    Commercial and multi-family real
       estate loans............................         95,456       2,112       8.69             77,618       1,649      8.34
    Consumer loans.............................        105,675       2,095       7.87             80,426       1,474      7.27
                                                    ----------     -------                   -----------     -------
       Total loans receivable..................      1,236,821      22,734       7.33          1,127,928      20,073      7.09

    Federal funds sold.........................          1,677          27       6.39              1,024          14      5.35
    Investment securities and other............        325,489       5,688       6.99            326,112       5,702      6.99
    Mortgage-backed securities.................         88,499       1,571       7.10            109,622       1,853      6.76
                                                    ----------     -------                   -----------     -------
       Total interest-earning assets...........      1,652,486     $30,020       7.25          1,564,686     $27,642      7.05
                                                                   =======                                   =======

    Non-interest earning assets................         54,131                                    53,921
                                                    ----------                               -----------
       Total assets............................     $1,706,617                               $ 1,618,607
                                                    ==========                               ===========

Deposits, borrowings and Trust
     Preferred securities:
    Money market and demand deposits...........    $   125,619     $   445       1.41%       $   113,438     $   308      1.08%
    Savings deposits...........................        157,662         686       1.73            164,298         690      1.67
    Certificates of deposit....................        820,645      12,370       5.98            786,884      10,481      5.29
                                                   -----------     -------                   -----------     -------
       Total deposits..........................      1,103,926      13,501       4.85          1,064,620      11,479      4.28

    FHLB of New York advances..................        383,558       6,013       6.16            334,763       5,080      5.97
    Other borrowings...........................         47,984         766       6.25             52,068         772      5.80
                                                   -----------     -------                   -----------     -------
       Total deposits and borrowings...........      1,535,468      20,280       5.22          1,451,451      17,331      4.73
    Trust Preferred securities.................         32,828         783       9.54             32,766         783      9.56
                                                   -----------     -------                   -----------     -------
       Total deposits, borrowings and
           Trust Preferred securities..........      1,568,296     $21,063       5.31          1,484,217     $18,114      4.83
                                                                   =======                                   =======

Other liabilities..............................         24,541                                    23,653
                                                   -----------                               -----------
       Total liabilities.......................      1,592,837                                 1,507,870
Stockholders' equity...........................        113,780                                   110,737
                                                   -----------                               -----------
       Total liabilities and stockholders'
           equity..............................    $ 1,706,617                               $ 1,618,607
                                                   ===========                               ===========

Net interest income and net
    interest rate spread.......................                    $ 8,957       1.94%                      $  9,528      2.22%
                                                                   =======       ====                       ========      ====

Net interest-earning assets and
    interest margin............................    $    84,190                   2.21%       $    80,469                  2.46%
                                                   ===========                   ====        ===========                  ====

Ratio of interest-earning assets to
    deposits, borrowings and Trust
      Preferred securities.....................                                105.37%                                  105.42%
                                                                               ======                                   ======

(1)  Annualized.

                                                                           Six Months Ended December 31,
                                                  ------------------------------------------------------------------------------
                                                                     2000                                     1999
                                                  -------------------------------------     ------------------------------------
                                                     Average       Interest                    Average      Interest
                                                   Outstanding      Earned/     Yield/       Outstanding     Earned/     Yield/
                                                     Balance         Paid      Rate (1)        Balance        Paid      Rate (1)
                                                  -------------   ----------   --------     -------------  ----------   --------
                                                                              (Dollars in thousands)
Interest-earning assets:
    One- to four-family mortgage
       loans...................................     $1,063,220     $37,908       7.12%        $  949,704     $33,092      6.96%
    Commercial and multi-family real
       estate loans............................         92,990       4,079       8.61             75,333       3,204      8.34
    Consumer loans.............................        103,040       4,074       7.84             77,438       2,814      7.21
                                                    ----------     -------                    ----------     -------
       Total loans receivable..................      1,259,250      46,061       7.29          1,102,475      39,110      7.07

    Federal funds sold.........................          1,331          43       6.38                512          14      5.34
    Investment securities and other............        325,446      11,353       6.98            322,864      11,284      6.99
    Mortgage-backed securities.................         85,271       2,999       7.03            115,295       3,869      6.71
                                                    ----------     -------                    ----------     -------
       Total interest-earning assets...........      1,671,298     $60,456       7.22          1,541,146     $54,277      7.03
                                                                   =======                                   =======

Non-interest earning assets....................         55,282                                    55,029
                                                    ----------                                ----------
       Total assets............................     $1,726,580                                $1,596,175
                                                    ==========                                ==========

Deposits, borrowings and Trust
     Preferred securities:
    Money market and demand deposits...........     $  125,348     $   886       1.40%        $  112,210     $   597      1.06%
    Savings deposits...........................        156,513       1,308       1.66            164,755       1,383      1.67
    Certificates of deposit....................        822,658      24,509       5.91            780,829      20,909      5.33
                                                    ----------     -------                    ----------     -------
       Total deposits..........................      1,104,519      26,703       4.80          1,057,794      22,889      4.30

    FHLB of New York advances..................        375,619      11,758       6.15            304,334       9,202      5.95
    Other borrowings...........................         74,012       2,400       6.35             66,966       1,934      5.65
                                                    ----------     -------                    ----------     -------
       Total deposits and borrowings...........      1,554,150      40,861       5.20          1,429,094      34,025      4.72
    Trust Preferred securities.................         32,821       1,566       9.54             32,759       1,566      9.56
                                                    ----------     -------                    ----------     -------
       Total deposits, borrowings and
           Trust Preferred securities..........      1,586,971     $42,427       5.29          1,461,853     $35,591      4.83
                                                                   =======                                   =======

Other liabilities..............................         25,912                                    24,529
                                                    ----------                                ----------
       Total liabilities.......................      1,612,883                                 1,486,382
Stockholders' equity...........................        113,697                                   109,793
                                                    ----------                                ----------
       Total liabilities and stockholders'
           equity..............................     $1,726,580                                $1,596,175
                                                    ==========                                ==========

Net interest income and net
    interest rate spread.......................                    $18,029       1.93%                       $18,686      2.20%
                                                                   =======       ====                        =======      ====

Net interest-earning assets and
    interest margin............................     $   84,327                   2.20%        $   79,293                  2.45%
                                                    ==========                   ====         ==========                  ====

Ratio of interest-earning assets to
    deposits, borrowings and Trust
      Preferred securities.....................                                105.31%                                  105.42%
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

                                                                         December 31,       June 30,
                                                                            2000              2000
                                                                        --------------    ------------
                                                                            (Dollars in thousands)
Non-accruing loans:
     One- to four-family...........................................       $  1,635         $  2,152
     Commercial and multi-family...................................             49               95
     Consumer......................................................            407              468
                                                                          --------         --------
         Total non-accruing loans..................................          2,091            2,715

Real estate owned, net.............................................            824              334
                                                                          --------         --------

         Total non-performing assets...............................          2,915            3,049
                                                                          --------         --------

         Total risk elements.......................................       $  2,915         $  3,049
                                                                          ========         ========

Non-accruing loans as a percentage of total loans..................           0.17%            0.21%
                                                                          ========         ========

Non-performing assets as a percentage of total assets..............           0.17%            0.18%
                                                                          ========         ========

Total risk elements as a percentage of total assets................           0.17%            0.18%
                                                                          ========         ========

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

Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowances will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to record additions to the allowance level based upon their assessment of the information available to them at the time of their examination. At December 31, 2000, the Company had a total allowance for loan losses of $4.1 million representing 194.40% of total non-accruing loans and 0.34% of total loans.

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

At December 31, 2000, the Company's total deposits, borrowings and Trust Preferred securities maturing or repricing within one year exceeded its total interest-earning assets maturing or repricing within one year by $275.1 million, representing a one year negative gap of 16.16% of total assets, compared to a one year negative gap of 22.12% of total assets at June 30, 2000. The Company's improvement in the negative gap position from June 30, 2000 was partially brought about by the sale of $80.3 million of one- to four-family residential mortgage loans, the proceeds of which were used to reduce short-term borrowings. Additionally, short-term certificates of deposit, including municipal certificates of deposit, have decreased while medium-term certificates of deposit have increased. Also contributing to the improvement in the negative gap position was an increase in core deposits and medium-term borrowings. The Company continued to focus on increasing balances of fixed and variable rate commercial and multi-family real estate loans and consumer loan products, whose repayment and repricing characteristics are typically faster than their fixed rate one- to four-family residential mortgage loan counterparts. At June 30, 2000, the Company had $30 million in notional amount of interest rate swaps, designed to synthetically lengthen the maturities of short-term deposits. As of December 31, 2000, these interest rate swaps have matured or were terminated early. This elimination of the hedge portfolio partially offset the improvement in the negative gap position from June 30, 2000.

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

As of December 31, 2000, the Bank's internally generated initial NPV ratio was 10.59%. Following a 2% increase in interest rates, the Bank's Post-Shock NPV ratio was 8.80%. The change in the NPV ratio, or the Bank's Sensitivity Measure, was 1.79%. Though NPV is "measured" on an unconsolidated basis for regulatory purposes, it is managed on a consolidated basis. As of December 31, 2000, the Company's internally generated initial NPV ratio was 10.60%, the Post-Shock ratio was 8.75%, and the Sensitivity Measure was 1.86%. Variances between the Bank's and the Company's NPV ratios are attributable to balance sheet items which are adjusted during consolidation, such as investments, intercompany borrowings and capital.

Internally generated NPV measurements are based on simulations which utilize institution specific assumptions and, as such, generally result in lower levels of presumed interest rate risk (i.e., higher Post-Shock NPV ratio and lower
Sensitivity Measure) than Office of Thrift Supervision ("OTS") measurements indicate.

The OTS measures the Bank's (unconsolidated) IRR on a quarterly basis using data from the quarterly Thrift Financial Reports filed by the Bank with the OTS, coupled with non-institution specific assumptions which are based on national averages. As of September 30, 2000 (the latest date for which information is available), the Bank's initial NPV ratio, as measured by the OTS, was 7.72%, the Bank's Post-Shock ratio was 5.00% and the Sensitivity Measure was 2.72%.

In addition to monitoring NPV and gap, management also monitors the duration of assets and liabilities and the effects on net interest income resulting from parallel and non-parallel increases or decreases in rates.

At December 31, 2000, based on its internally generated simulation models, the Company's consolidated net interest income projected for one year forward would decrease 14.59% from the base case, or current market, as a result of an immediate and sustained 2% increase in interest rates.

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

Federal regulations require the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows. The current required percentage is 4% of net withdrawable deposits payable on demand or in one year or less and borrowings payable on demand or in one year or less, both as of the end of the preceding calendar quarter. Liquid assets for purposes of this ratio include cash, accrued interest receivable, certain time deposits, U.S. Treasury and government agencies and other securities and obligations generally having remaining maturities of less than five years. All mortgage-backed securities are includable in liquid assets, as well. The Company's most liquid assets are cash and cash equivalents, U.S. government agency securities and mortgage-backed securities. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At December 31, 2000 and June 30, 2000, the Bank's liquidity ratios were 11.62% and 8.71%, respectively.

The Company uses its liquid resources principally to fund maturing certificates of deposit and deposit withdrawals, to purchase loans and securities, to fund existing and future loan commitments, and to meet operating expenses. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

The Company's cash needs for the six months ended December 31, 2000 were provided by operating activities, primarily from proceeds from the sales of loans, increased deposits and principal repayments on loans and mortgage-backed securities. During this period, the cash provided was used for investing activities, which included the origination and purchase of loans, as well as to reduce borrowings. During the six months ended December 31, 1999, the cash needs of the Company were provided by operating activities, proceeds from maturities of investment securities, an increase in advances from the FHLB of New York and principal repayments on loans and mortgage-backed securities. During this period, the cash provided was primarily used to offset a net decrease in deposits and to fund investing activities, which included the origination and purchase of loans and the purchase of investment securities.

Current regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percentage of risk-adjusted assets; a ratio of core capital to risk-adjusted assets; a leverage ratio of core capital to total adjusted assets; and a tangible capital ratio expressed as a percentage of total adjusted assets. As of December 31, 2000, the Bank exceeded all regulatory capital requirements and qualified as a "well-capitalized" institution (see Note 4. - Stockholders' Equity and Regulatory Capital, in the Notes to Consolidated Financial Statements).

PART II - Other Information

Item 1.    Legal Proceedings
           None.

Item 2.    Changes in Securities
           None.

Item 3.    Defaults Upon Senior Securities
           None.

Item 4.    Submission of Matters to a Vote of Security Holders

          (a) The Annual Meeting of Stockholders (Annual Meeting) was held on October 25, 2000.

          (b)  Directors elected:
               Joseph L. LaMonica
               Mario Teixeira, Jr.

          (c)  At the Annual Meeting the stockholders considered:
               (i)    the election of two directors,
               (ii) the ratification of the appointment of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending June 30, 2001.

               The vote on the election of two directors was as follows:

                                                FOR             WITHHELD
                                            -----------         --------
               Joseph L. LaMonica            6,825,734           939,857
               Mario Teixeira, Jr.           6,941,998           823,593

               There were no broker non-votes with respect to the proposal.

               The vote on the ratification of the appointment of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending June 30, 2001 was as follows:

                             FOR             AGAINST         ABSTAIN
                         -----------         -------         -------
                          7,721,570          23,215          20,806

               There were no broker non-votes with respect to the proposal.

Item 5.    Other Information
           None.

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits
                  Exhibit 3(ii): Bylaws.
                  Exhibit 11: Statement Regarding Computation of Per Share
                               Earnings.
                  Exhibit 27: Financial Data Schedule.

           (b)  Reports on Form 8-K
                  On October 25, 2000, PennFed Financial Services, Inc. (the Company) issued a press release announcing its first quarter results and stock repurchases. In addition, the script of the financial presentation from the Company's Annual Meeting of Stockholders was set forth in this Form 8-K.

                  On November 1, 2000, the Company issued a press release announcing its completion of a stock repurchase program and the commencement of its new repurchase program.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PENNFED FINANCIAL SERVICES, INC.



Date: February 14, 2001                 By:  /s/ Joseph L. LaMonica
                                            ------------------------------------
                                             Joseph L. LaMonica
                                             President and Chief
                                             Executive Officer





Date: February 14, 2001                 By:  /s/ Lucy T. Tinker
                                            ------------------------------------
                                             Lucy T. Tinker
                                             Senior Executive Vice President and
                                             Chief Operating Officer
                                             (Principal Financial Officer)





Date: February 14, 2001                 By:  /s/ Jeffrey J. Carfora
                                            ------------------------------------
                                             Jeffrey J. Carfora
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Accounting Officer)