Form 10-Q
period 2001-03-31
PENNFED FINANCIAL SERVICES INC
filed 2001-05-14
CIK 920945

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                  to
                                   ----------------    --------------------


                         Commission file number 0-24040


                        PennFed Financial Services, Inc.
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                               Delaware 22-3297339
----------------------------------      -------------------------------------
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
  incorporation or organization)

622 Eagle Rock Avenue, West Orange, NJ                          07052-2989
-------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:    (973) 669-7366
                                                   ---------------------------

-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.
YES  X . NO    .
    ---     ---

      As of May 9, 2001, there were issued and outstanding 7,842,462 shares of the Registrant's Common Stock.

PART I - Financial Information
Item 1.  Financial Statements

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

                                                                                             March 31,              June 30,
                                                                                               2001                   2000
                                                                                             ----------             ----------
                                                                                                 (Dollars in thousands)
ASSETS
Cash and cash equivalents.............................................................       $   22,840             $   13,866
Investment securities held to maturity, at amortized cost, market value of
     $280,122 and $278,643 at March 31, 2001 and June 30, 2000........................          283,990                303,026
Mortgage-backed securities held to maturity, at amortized cost, market value
     of $122,732 and $86,861 at March 31, 2001 and June 30, 2000......................          121,531                 87,561
Loans held for sale...................................................................            2,357                   ---
Loans receivable, net of allowance for loan losses of $4,143 and $3,983
     at March 31, 2001 and June 30, 2000..............................................        1,228,160              1,259,248
Premises and equipment, net...........................................................           20,150                 20,076
Real estate owned, net................................................................              840                    334
Federal Home Loan Bank of New York stock, at cost.....................................           22,488                 22,295
Accrued interest receivable, net......................................................           11,566                 10,227
Goodwill and other intangible assets..................................................            7,479                  8,996
Other assets..........................................................................            3,152                  3,590
                                                                                             ----------             ----------
                                                                                             $1,724,553             $1,729,219
                                                                                             ==========             ==========

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
     Deposits.........................................................................       $1,106,068             $1,080,350
     Federal Home Loan Bank of New York advances......................................          414,465                364,465
     Other borrowings.................................................................           19,400                112,175
     Mortgage escrow funds............................................................           10,676                 11,888
     Due to banks.....................................................................            9,306                  7,908
     Accounts payable and other liabilities...........................................            5,198                  5,647
                                                                                             ----------             ----------
     Total liabilities................................................................        1,565,113              1,582,433
                                                                                             ----------             ----------

     Guaranteed Preferred Beneficial Interests in the Company's
         Junior Subordinated Debentures...............................................           46,500                 34,500
     Unamortized issuance expenses....................................................           (2,031)                (1,695)
                                                                                             ----------             ----------
     Net Trust Preferred securities...................................................           44,469                 32,805
                                                                                             ----------             ----------

Stockholders' Equity:
     Serial preferred stock, $.01 par value, 7,000,000 shares
         authorized, no shares issued.................................................              ---                    ---
     Common stock, $.01 par value, 15,000,000 shares authorized, 11,900,000 shares issued and 7,877,462 and 8,396,019 shares outstanding at March
          31, 2001 and June 30, 2000 (excluding shares held in treasury of
          4,022,538 and 3,503,981 at March 31, 2001 and
          June 30, 2000)..............................................................               60                     60
     Additional paid-in capital.......................................................           61,231                 60,523
     Employee Stock Ownership Plan Trust debt.........................................           (1,931)                (2,320)
     Retained earnings, partially restricted..........................................           99,812                 91,840
     Treasury stock, at cost, 4,022,538 and 3,503,981 shares at
         March 31, 2001 and June 30, 2000.............................................          (44,201)               (36,122)
                                                                                             ----------             ----------
     Total stockholders' equity.......................................................          114,971                113,981
                                                                                             ----------             ---------- -
                                                                                             $1,724,553             $1,729,219
                                                                                             ==========             ==========

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Income


                                                                             Three months ended           Nine months ended
                                                                                  March 31,                    March 31,
                                                                         ------------------------     ------------------------
                                                                            2001          2000          2001           2000
                                                                         ---------      ---------     ---------      ---------
                                                                           (Dollars in thousands, except per share amounts)

Interest and Dividend Income:
     Interest and fees on loans......................................      $22,012        $20,862       $68,073        $59,972
     Interest on federal funds sold..................................           13              2            56             16
     Interest and dividends on investment securities.................        5,587          5,620        16,940         16,904
     Interest on mortgage-backed securities..........................        2,045          1,721         5,044          5,590
                                                                         ---------      ---------     ---------      ---------
                                                                            29,657         28,205        90,113         82,482
                                                                          --------       --------      --------       --------
Interest Expense:
     Deposits........................................................       12,666         11,684        39,369         34,573
     Borrowed funds..................................................        6,698          6,281        20,856         17,417
                                                                         ---------      ---------      --------       --------

                                                                            19,364         17,965        60,225         51,990
                                                                          --------       --------      --------       --------
Net Interest and Dividend Income Before Provision
     for Loan Losses.................................................       10,293         10,240        29,888         30,492
Provision for Loan Losses............................................          125            210           450            630
                                                                        ----------     ----------    ----------     ----------
Net Interest and Dividend Income After Provision
     for Loan Losses.................................................       10,168         10,030        29,438         29,862
                                                                          --------       --------      --------       --------

Non-Interest Income:
     Service charges.................................................          617            521         1,811          1,641
     Net gain (loss) from real estate operations.....................           (3)             2            (7)            83
     Net gain on sales of loans......................................           89              3           648             36
     Other...........................................................          130            155           415            496
                                                                        ----------     ----------   -----------    -----------
                                                                               833            681         2,867          2,256
                                                                        ----------     ----------    ----------     ----------

Non-Interest Expenses:
     Compensation and employee benefits..............................        2,988          2,476         8,413          7,374
     Net occupancy expense...........................................          471            477         1,253          1,287
     Equipment.......................................................          479            442         1,394          1,335
     Advertising.....................................................          113            113           325            275
     Amortization of intangibles.....................................          501            519         1,517          1,606
     Federal deposit insurance premium...............................           55             56           165            374
     Preferred securities expense....................................          794            784         2,360          2,350
     Other...........................................................          912            843         2,596          2,573
                                                                        ----------     ----------     ---------      ---------
                                                                             6,313          5,710        18,023         17,174
                                                                         ---------      ---------      --------       --------

Income Before Income Taxes...........................................        4,688          5,001        14,282         14,944
Income Tax Expense...................................................        1,649          1,777         5,034          5,315
                                                                         ---------      ---------     ---------      ---------
Net Income...........................................................     $  3,039       $  3,224      $  9,248       $  9,629
                                                                          ========       ========      ========       ========

Weighted average number of common shares outstanding:
     Basic...........................................................    7,557,337      8,032,585     7,667,870      8,191,001
                                                                         =========      =========     =========      =========
     Diluted.........................................................    8,096,493      8,540,618     8,137,440      8,683,856
                                                                         =========      =========     =========      =========

Net income per common share:
     Basic...........................................................       $0.40           $0.40        $1.21          $1.18
                                                                            =====           =====        =====          =====
     Diluted.........................................................       $0.38           $0.38        $1.14          $1.11
                                                                            =====           =====        =====          =====

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

                                                                                              Nine months ended March 31,
                                                                                              ----------------------------
                                                                                                 2001               2000
                                                                                              ---------          ---------
                                                                                                 (Dollars in thousands)
Cash Flows from Operating Activities:
     Net income.......................................................................        $   9,248          $   9,629
     Adjustments to reconcile net income to net cash provided by operating activities:
     Net gain on sales of loans.......................................................             (648)               (36)
     Proceeds from sales of loans held for sale.......................................           89,541              5,500
     Net gain on sales of real estate owned...........................................              (16)               (89)
     Amortization of investment and mortgage-backed securities
       premium, net...................................................................              120                154
     Depreciation and amortization....................................................            1,051              1,059
     Provision for losses on loans and real estate owned..............................              466                630
     Amortization of cost of stock plans..............................................            1,098              1,174
     Amortization of intangibles......................................................            1,517              1,606
     Amortization of premiums on loans and loan fees..................................            1,431              1,045
     Amortization of Trust Preferred securities issuance costs........................               47                 47
     Increase in accrued interest receivable, net of accrued
       interest payable...............................................................           (1,863)            (3,735)
     (Increase) decrease in other assets..............................................              438               (361)
     Increase (decrease) in accounts payable and other liabilities....................             (449)               489
     Increase (decrease) in mortgage escrow funds.....................................           (1,212)               304
     Increase in due to banks.........................................................            1,398              1,877
     Other, net.......................................................................              ---                (49)
                                                                                              ---------          ---------
     Net cash provided by operating activities........................................          102,167             19,244
                                                                                              ---------          ---------

Cash Flows from Investing Activities:
     Proceeds from maturities of investment securities................................           50,011             10,175
     Purchases of investment securities held to maturity..............................          (31,034)           (19,991)
     Net outflow from loan originations net of principal repayments of loans..........          (77,809)           (64,340)
     Purchases of loans...............................................................          (32,488)           (69,866)
     Proceeds from principal repayments of mortgage-backed securities.................           24,098             31,279
     Purchases of mortgage-backed securities..........................................          (10,468)              (220)
     Proceeds from sale of premises and equipment.....................................              ---                250
     Purchases of premises and equipment..............................................           (1,125)            (1,633)
     Net inflow from real estate owned activity.......................................               87              1,051
     Purchases of Federal Home Loan Bank of New York stock............................             (193)            (3,065)
                                                                                              ---------          ---------
     Net cash used in investing activities............................................          (78,921)          (116,360)
                                                                                              ---------          ---------

Cash Flows from Financing Activities:
     Net increase in deposits.........................................................           26,242              3,902
     Increase (decrease) in advances from the Federal Home Loan Bank
       of New York and other borrowings...............................................          (42,775)           103,237
     Net proceeds from issuance of Trust Preferred securities.........................           11,617                ---
     Cash dividends paid..............................................................             (936)            (1,014)
     Purchases of treasury stock, net of reissuance...................................           (8,420)            (5,313)
                                                                                              ---------          ---------
     Net cash provided by (used in) financing activities..............................          (14,272)           100,812
                                                                                              ---------          ---------
Net Increase in Cash and Cash Equivalents.............................................            8,974              3,696
Cash and Cash Equivalents, Beginning of Period........................................           13,866              9,900
                                                                                              ---------          ---------
Cash and Cash Equivalents, End of Period..............................................        $  22,840          $  13,596
                                                                                              =========          =========

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

                                                                                                 Nine months ended March 31,
                                                                                               ------------------------------
                                                                                                 2001                 2000
                                                                                               --------              --------
                                                                                                   (Dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
     Cash paid during period for:
     Interest.........................................................................         $ 60,838              $ 53,024
                                                                                               ========              ========
     Income taxes.....................................................................         $  5,001              $  5,628
                                                                                               ========              ========

Supplemental Schedule of Non-Cash Activities:
     Transfer of loans receivable to real estate owned, net...........................         $    593              $    320
                                                                                               ========              ========
     Transfer of loans receivable to loans held for sale, at market...................         $ 91,250              $    285
                                                                                               ========              ========
     Securitization of loans receivable and transfer to mortgage-backed
       securities.....................................................................         $ 47,661              $    ---
                                                                                               ========              ========
Transfer of premises and equipment, net to real estate owned, net.....................         $    ---              $     50
                                                                                               ========              ========

See notes to consolidated financial statements.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation

The interim consolidated financial statements of PennFed Financial Services, Inc. ("PennFed") and subsidiaries (with its subsidiaries, the "Company") include the accounts of PennFed and its subsidiaries, Penn Federal Savings Bank (the "Bank"), PennFed Capital Trust I and PennFed Capital Trust II. These interim consolidated financial statements included herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2000. The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. There were no adjustments of a non-recurring nature recorded during the nine months ended March 31, 2001 and 2000. The interim results of operations presented are not necessarily indicative of the results for the full year.

When necessary, reclassifications have been made to conform to current period presentation.

2. Adoption of Recently Issued Accounting Standards

Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137") and SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 138"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging purposes. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative. SFAS 138 adds to the accounting guidance for derivative instruments and hedging activities. SFAS 133 as amended by SFAS 138 is intended to be comprehensive guidance on accounting for derivatives and hedging activities. The Company did not have any derivatives as defined under SFAS 133 which would have an effect on the Company's financial condition, results of operations or cash flows as of and for the three and nine months ended March 31, 2001.

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

The Company currently originates one- to four-family mortgage loans that may be classified as held for sale. Should the FASB clear the tentative conclusion regarding loan commitments on loans that will be classified as held for sale, these commitments will be recognized in the Company's Consolidated Statement of Financial Condition at fair value. Any changes in fair value would be recognized in the Company's Consolidated Statement of Income in the period of change. The financial statement impact of this DIG conclusion will be directly related to the size and composition of the Company's loan origination pipeline and market conditions.

3.  Computation of EPS

The computation of EPS is presented in the following table.

                                                                         Three months ended            Nine months ended
                                                                              March 31,                    March 31,
                                                                      --------------------------   ---------------------------
                                                                         2001            2000          2001           2000
                                                                      -----------    -----------   -----------     -----------
                                                                         (Dollars in thousands, except per share amounts)

Net income......................................................           $3,039         $3,224        $9,248          $9,629
                                                                      ===========    ===========   ===========     ===========

Number of shares outstanding:
Weighted average shares issued..................................       11,900,000     11,900,000    11,900,000      11,899,790
Less: Weighted average shares held in treasury..................        3,956,429      3,379,164     3,819,752       3,196,297
Less: Average shares held by the ESOP...........................          952,000        952,000       952,000         952,000
Plus: ESOP shares released or committed to be
          released during the fiscal year.......................          565,766        463,749       539,622         439,508
                                                                      -----------    -----------   -----------     -----------
Average basic shares............................................        7,557,337      8,032,585     7,667,870       8,191,001
Plus: Average common stock equivalents..........................          539,156        508,033       469,570         492,855
                                                                      -----------    -----------   -----------     -----------
Average diluted shares..........................................        8,096,493      8,540,618     8,137,440       8,683,856
                                                                      ===========    ===========   ===========     ===========

Earnings per common share:
        Basic....................................................          $0.40           $0.40         $1.21          $1.18
                                                                      ==========     ===========   ===========     ==========
        Diluted..................................................          $0.38           $0.38         $1.14          $1.11
                                                                      ==========     ===========   ===========     ==========

4. Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated Debentures

In March 2001, the Company formed a wholly-owned trust subsidiary, PennFed Capital Trust II (the "Trust"). Effective March 28, 2001, the Trust sold $12 million of 10.18% cumulative trust preferred securities in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act"). Therefore, these securities have not been registered under the Act. The trust preferred securities are reflected on the Consolidated Statements of Financial Condition as Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated Debentures (the "Trust Preferred securities"). Distributions payable on these Trust Preferred securities, as well as the distributions payable on the $34.5 million of Trust Preferred securities issued in October 1997, are included as a component of non-interest expense on the Consolidated Statements of Income. Distributions on the securities issued in October 1997 were previously classified as interest expense. As a result, the net interest margin and the non-interest expense and efficiency ratios for prior periods have been recalculated to conform with this reclassification. The Trust used the proceeds from the sale of the Trust Preferred securities to purchase 10.18% junior subordinated deferrable interest debentures issued by PennFed. The sole assets of the Trust are $12.4 million of junior subordinated debentures which mature in the year 2031 and are redeemable at any time after ten years. The obligations of the Company related to the Trust constitute a full and unconditional guarantee by the Company of the Trust Issuer's obligations under the Trust Preferred securities. The Company will use the proceeds from the junior subordinated debentures for general corporate purposes.

5. Stockholders' Equity and Regulatory Capital

The Bank's regulatory capital amounts and ratios are presented in the following table.

                                                                                                      To Be Well
                                                                            For Minimum            Capitalized Under
                                                                          Capital Adequacy         Prompt Corrective
                                                      Actual                  Purposes             Action Provisions
                                              ----------------------    ---------------------    ----------------------
                                                 Amount        Ratio       Amount      Ratio       Amount       Ratio
                                              -----------      -----    -----------    -----     ----------     -----
                                                                         (Dollars in thousands)
As of March 31, 2001
Tangible capital, and ratio to
  adjusted total assets....................      $143,632      8.37%        $25,741     1.50%            N/A       N/A
Tier I (core) capital, and ratio to
  adjusted total assets....................      $143,632      8.37%        $68,643     4.00%        $85,804      5.00%
Tier I (core) capital, and ratio to
  risk-weighted assets.....................      $143,632     15.98%            N/A      N/A         $53,933      6.00%
Risk-based capital, and ratio to
  risk-weighted assets.....................      $147,705     16.43%        $71,911     8.00%        $89,888     10.00%

As of June 30, 2000
Tangible capital, and ratio to
  adjusted total assets....................      $133,365      7.76%        $25,785     1.50%            N/A       N/A
Tier I (core) capital, and ratio to
  adjusted total assets....................      $133,365      7.76%        $68,761     4.00%        $85,952      5.00%
Tier I (core) capital, and ratio to
  risk-weighted assets.....................      $133,365     15.07%            N/A      N/A         $53,093      6.00%
Risk-based capital, and ratio to
  risk-weighted assets.....................      $137,197     15.50%        $70,791     8.00%        $88,488     10.00%

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

                                                                                                      To Be Well
                                                                            For Minimum            Capitalized Under
                                                                          Capital Adequacy         Prompt Corrective
                                                      Actual                  Purposes             Action Provisions
                                              ----------------------    ---------------------    ----------------------
                                                 Amount        Ratio       Amount      Ratio       Amount       Ratio
                                              -----------      -----    -----------    -----     ----------     -----
                                                                         (Dollars in thousands)
As of March 31, 2001
Tangible capital, and ratio to
  adjusted total assets....................      $143,323      8.35%      $25,758       1.50%          N/A         N/A
Tier I (core) capital, and ratio to
  adjusted total assets....................      $143,323      8.35%      $68,687       4.00%      $85,859        5.00%
Tier I (core) capital, and ratio to
  risk-weighted assets.....................      $143,323     16.13%          N/A        N/A       $53,324        6.00%
Risk-based capital, and ratio to
  risk-weighted assets.....................      $147,466     16.59%      $71,099       8.00%      $88,874       10.00%

As of June 30, 2000
Tangible capital, and ratio to
  adjusted total assets....................      $137,789      8.01%      $25,805       1.50%          N/A         N/A
Tier I (core) capital, and ratio to
  adjusted total assets....................      $137,789      8.01%      $68,814       4.00%      $86,018        5.00%
Tier I (core) capital, and ratio to
  risk-weighted assets.....................      $137,789     15.75%          N/A        N/A       $52,495        6.00%
Risk-based capital, and ratio to
  risk-weighted assets.....................      $141,621     16.19%      $69,993       8.00%      $87,492       10.00%

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

Financial Condition

Total assets decreased $4.7 million to $1.725 billion at March 31, 2001 from total assets of $1.729 billion at June 30, 2000. The decrease was primarily due to the sales of one- to four-family residential mortgage loans. During the nine months ended March 31, 2001, the Company's strategy included the sale of conforming, fixed rate one- to four-family residential loan production. Loans sold under this strategy totaled nearly $24 million for the nine months ended March 31, 2001. In addition, the Company sold approximately $65 million of longer duration, one- to four-family residential mortgage loans in an effort to improve liquidity, interest rate risk and net interest margin. Effective with the issuance of the $12 million Trust Preferred securities in March 2001, a determination was made whereby conforming, fixed rate one- to four-family mortgage loan production would not be sold for a period of time. This change was made as part of a leverage strategy associated with the Trust Preferred securities offering.

During the nine months ended March 31, 2001, the Company securitized approximately $47 million of one- to four-family mortgage loans as Fannie Mae mortgage-backed securities. These securities are held in the Company's securities portfolio for collateral purposes.

Deposits increased $25.7 million to $1.106 billion at March 31, 2001 from $1.080 billion at June 30, 2000. The increase was principally due to growth in the Company's checking, money market and savings core deposit accounts. Federal Home Loan Bank ("FHLB") of New York advances increased $50.0 million to $414.5 million from $364.5 million at June 30, 2000 while other borrowings decreased $92.8 million from $112.2 million at June 30, 2000 to $19.4 million at March 31, 2001. The decrease in other borrowings primarily reflects the use of proceeds from the loan sales, the increase in deposit funds and the issuance of $12 million of Trust Preferred securities.

Non-performing assets at March 31, 2001 totaled $2.8 million, representing 0.17% of total assets, compared to $3.0 million, or 0.18% of total assets, at June 30, 2000. Non-accruing loans at March 31, 2001 totaled $2.0 million, with a ratio of non-accruing loans to total loans of 0.16%, as compared to $2.7 million, or 0.21% of total loans, at June 30, 2000.

Stockholders' equity at March 31, 2001 totaled $115.0 million compared to $114.0 million at June 30, 2000. The increase primarily reflects the net income recorded for the nine months ended March 31, 2001 offset by the repurchase of 580,000 shares of the Company's outstanding stock at an average market price of $15.05 per share and the declaration of cash dividends.

Results of Operations

General. For the three months ended March 31, 2001 net income was $3.0 million, or $0.38 per diluted share, as compared to net income of $3.2 million, or $0.38 per diluted share, for the comparable prior year period. For the nine months ended March 31, 2001 net income was $9.2 million, or $1.14 per diluted share. These results compare to net income of $9.6 million, or $1.11 per diluted share, for the nine months ended March 31, 2000.

Interest and Dividend Income. Interest and dividend income for the three and nine months ended March 31, 2001 increased to $29.7 million and $90.1 million, respectively, from $28.2 million and $82.5 million for the three and nine months ended March 31, 2000. The increases in the current year periods were due to increases in average interest-earning assets and the average yield earned on these assets, when compared to the prior year periods. Average interest-earning assets were $1.653 billion and $1.665 billion for the three and nine months ended March 31, 2001, respectively, compared to $1.596 billion and $1.559 billion for the comparable prior year periods. The average yield earned on interest-earning assets increased to 7.19% for the three months ended March 31, 2001 from 7.07% for the three months ended March 31, 2000. For the nine months ended March 31, 2001 the average yield earned on interest-earning assets increased to 7.21% from 7.04% for the comparable prior year period.

Interest income on residential one- to four-family mortgage loans for the three and nine months ended March 31, 2001 increased $180,000 and $5.0 million, respectively, when compared to the prior year periods. The increases in interest income on residential one- to four-family mortgage loans were partially due to increases of 10 basis points and 14 basis points in the average yield earned for the three and nine months ended March 31, 2001, respectively, when compared to the prior year periods. The average balance outstanding of residential one- to four-family mortgage loans for the three months ended March 31, 2001 decreased $2.5 million from the March 31, 2000 period while the average balance outstanding for the nine months ended March 31, 2001 increased $74.8 million from the comparable prior year period.

Interest income on commercial and multi-family real estate loans increased $405,000 and $1.3 million for the three and nine months ended March 31, 2001, respectively, when compared to the prior year periods. The increases in interest income on commercial and multi-family real estate loans were attributable to increases of $18.5 million and $17.9 million in the average outstanding balance for the three and nine months ended March 31, 2001, respectively, when compared to the prior year periods. The growth in interest income on this portfolio was also due to increases in the average yield earned on commercial and multi-family real estate loans. The average yield increased to 8.57% and 8.59% for the current three and nine month periods, respectively, compared to 8.45% and 8.38% for the three and nine months ended March 31, 2000, respectively.

Interest income on consumer loans increased $565,000 and $1.8 million for the three and nine months ended March 31, 2001, respectively, compared to the prior year periods. The increases in interest income for this loan portfolio were due to increases of $25.8 million and $25.7 million in the average balance outstanding for the three and nine months ended March 31, 2001, respectively, when compared to the prior year periods. Also contributing to increases in interest income on consumer loans were increases in the average yield earned on these loans. The average yield increased to 7.78% and 7.82% for the three and nine months ended March 31, 2001, respectively, compared to 7.37% and 7.26% for the prior year periods.

Interest income on the mortgage-backed securities portfolio increased $324,000 and decreased $546,000 for the three and nine months ended March 31, 2001, respectively, compared to the prior year periods. The increase in interest income for the three months ended March 31, 2001 reflects an increase of $15.7 million in the average balance outstanding and an increase in the average yield earned to 7.02% from 6.82%, when compared to the prior year period. The decrease in interest income on mortgage-backed securities for the nine months ended March 31, 2001 reflects a $14.8 million decrease in the average balance outstanding partially offset by an increase in the average yield earned to 7.03% from 6.75%, when compared to the nine months ended March 31, 2000.

Interest Expense. Interest expense increased $1.4 million and $8.2 million for the three and nine months ended March 31, 2001, respectively, from the comparable 2000 periods. The increase in the current three month period was attributable to a $53.0 million increase in total average deposits and borrowings coupled with a 25 basis point increase in the Company's cost of funds, when compared to the prior year period. For the nine months ended March 31, 2001, total average deposits and borrowings increased $101.0 million and the cost of funds increased 40 basis points when compared to the nine months ended March 31, 2000. For the three and nine months ended March 31, 2001, average deposit balances increased $31.7 million and $41.7 million, respectively, from the $1.068 billion and $1.061 billion for the three and nine months ended March 31, 2000. The average rate paid on deposits for the current three and nine month periods increased to 4.67% and 4.76%, respectively, from 4.39% and 4.33% for the three and nine months ended March 31, 2000. Average FHLB of New York advances increased $74.6 million and $72.4 million for the three and nine months ended March 31, 2001, respectively, while the average cost of advances increased 11 basis points and 17 basis points for the same respective periods, when compared to the prior year periods. For the three and nine months ended March 31, 2001, the average balance of other borrowings decreased $53.3 million and $13.1 million, respectively, compared to the prior year periods. The average rate paid on these borrowings increased to 6.20% and 6.34% for the three and nine months ended March 31, 2001, respectively, from 5.87% and 5.73% for the three and nine months ended March 31, 2000.

Net Interest and Dividend Income. Net interest and dividend income before provision for loan losses for the three and nine months ended March 31, 2001 was $10.3 million and $29.9 million, respectively, reflecting a $53,000 increase and a $604,000 decrease from $10.2 million and $30.5 million recorded in the comparable prior year periods. Average net interest-earning assets increased $3.7 million for the three months ended March 31, 2001 when compared to the prior year period, while the net interest margin of 2.46% for the current period reflected an 11 basis point decline from 2.57% for the three months ended March 31, 2000. For the nine months ended March 31, 2001, average net interest-earning assets increased $4.6 million compared to the prior year period but the net interest margin of 2.41% reflected a 21 basis point decrease from 2.62% for the nine months ended March 31, 2000. The compression in the net interest margin when compared to the prior year periods was attributable to increased short-term interest rates and the resulting rise in the Company's cost of funds, as well as continued stock repurchases by the Company. However, the margin for the current quarter improved from a margin of 2.40% for the December 31, 2000 quarter as short term interest rates began to decline substantially during the March 31, 2001 quarter.

Provision for Loan Losses. The provision for loan losses for the three and nine months ended March 31, 2001 was $125,000 and $450,000, respectively, compared to $210,000 and $630,000 for the comparable prior year periods. The reductions in the provision for loan losses in the current year periods were primarily attributable to continuing improvement in asset quality, one- to four-family residential mortgage loan sales and the securitization of one- to four-family residential mortgage loans as mortgage-backed securities during the nine months ended March 31, 2001. The allowance for loan losses at March 31, 2001 was $4.1 million. The allowance for loan losses as a percentage of non-accruing loans was 206.22% and 0.34% of total loans at March 31, 2001.

Non-Interest Income. For the three and nine months ended March 31, 2001, non-interest income was $833,000 and $2.9 million, respectively, compared to $681,000 and $2.3 million for the prior year periods. The increases in non-interest income were primarily due to increases in the net gain on sales of loans during the current year periods when compared to the prior year periods. During the three and nine months ended March 31, 2001, the net gain on sales of loans was $89,000 and $648,000, respectively, as compared to $3,000 and $36,000 for the three and nine months ended March 31, 2000. Under a Company strategy of selling conforming, fixed rate one- to four-family residential loan production, nearly $9 million and $24 million of such loans were sold during the three and nine months ended March 31, 2001, respectively, generating gains of $89,000 and $241,000 for those respective periods. In addition, during the nine months ended March 31, 2001 the Company sold approximately $65 million of longer duration, one- to four-family residential mortgage loans in an effort to improve liquidity, interest rate risk and net interest margin and recorded net gains on sales of loans of $407,000. For the nine months ended March 31, 2000, $5.5 million of one- to four-family residential mortgage loans were sold in the secondary market. Effective with the issuance of the $12 million Trust Preferred securities in March 2001, a determination was made whereby conforming, fixed rate one- to four-family mortgage loan production would not be sold for a period of time. This change was made as part of a leverage strategy associated with the Trust Preferred securities offering.

Non-interest income for the three and nine months ended March 31, 2001 was augmented by $96,000 and $170,000 of increased service charge income, respectively, when compared to the prior year periods. Partially offsetting the increases in non-interest income for the current year periods were $5,000 and $90,000 decreases in the net gain

(loss) from real estate operations and $25,000 and $81,000 decreases in other non-interest income for the three and nine months ended March 31, 2001, respectively, when compared to the prior year periods. Other non-interest income for the nine months ended March 31, 2000 included a $48,000 gain on the sale of a former branch location. For the three and nine months ended March 31, 2001, other non-interest income included a $26,000 and $27,000 decrease in earnings from the Investment Services at Penn Federal program, respectively, when compared to the prior year periods. Through this program, customers have convenient access to financial consulting/advisory services and related uninsured non-deposit investment and insurance products.

Non-Interest Expenses. Non-interest expenses were $6.3 million and $18.0 million for the three and nine months ended March 31, 2001, respectively, representing increases over the $5.7 million and $17.2 million recorded during the prior year periods. Additional "non-cash" expense related to the Employee Stock Ownership Plan, an increase in occupancy expense attributable to harsh winter weather, additional costs for the Bank's new Business Development department and expenses related to the expansion of network capacity and the Company's internet presence all contributed to the increased non-interest expenses for the three and nine months ended March 31, 2001, when compared to the prior year periods. The Company's non-interest expenses as a percent of average assets increased to 1.48% for the three months ended March 31, 2001 from 1.38% for the prior year period. However, the Company's non-interest expenses as a percent of average assets decreased to 1.40% for the nine months ended March 31, 2001 from 1.42% for the nine months ended March 31, 2000 due to the increase in average assets during the current nine month period.

Income Tax Expense. Income tax expense for the three and nine months ended March 31, 2001 was $1.6 million and $5.0 million, respectively, compared to $1.8 million and $5.3 million for the three and nine months ended March 31, 2000. The effective tax rate for the three and nine months ended March 31, 2001 was 35.2%. The effective tax rate was 35.5% and 35.6% for the three and nine months ended March 31, 2000, respectively.

Analysis of Net Interest Income

The following table sets forth certain information relating to the Company's consolidated statements of financial condition and the consolidated statements of income for the three and nine months ended March 31, 2001 and 2000, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived from average daily balances. The average balance of loans receivable includes non-accruing loans. The yields and costs include fees which are considered adjustments to yields.


                                                                              Three Months Ended March 31,
                                                  ------------------------------------------------------------------------------
                                                                     2001                                   2000
                                                  -------------------------------------     ------------------------------------
                                                     Average       Interest                    Average      Interest
                                                   Outstanding      Earned/     Yield/       Outstanding     Earned/     Yield/
                                                     Balance         Paid      Rate (1)        Balance        Paid      Rate (1)
                                                  -------------   ----------   --------     -------------  ----------   --------
                                                                              (Dollars in thousands)
Interest-earning assets:
    One- to four-family mortgage
       loans...................................   $  1,002,830    $ 17,736       7.09%      $  1,005,330    $ 17,556      6.99%
    Commercial and multi-family real
       estate loans............................        100,739       2,158       8.57             82,226       1,753      8.45
    Consumer loans.............................        110,379       2,118       7.78             84,556       1,553      7.37
                                                  ------------    --------                  ------------    --------
       Total loans receivable..................      1,213,948      22,012       7.27          1,172,112      20,862      7.12

    Federal funds sold.........................            983          13       5.21                138           2      5.38
    Investment securities and other............        321,098       5,587       6.96            322,737       5,620      6.97
    Mortgage-backed securities.................        116,526       2,045       7.02            100,871       1,721      6.82
                                                  ------------    --------                  ------------    --------
       Total interest-earning assets...........      1,652,555    $ 29,657       7.19          1,595,858    $ 28,205      7.07
                                                                  ========                                  ========

Non-interest earning assets....................         55,664                                    54,972
                                                  ------------                              ------------
       Total assets ...........................     $1,708,219                              $  1,650,830
                                                  ============                              ============

Deposits and borrowings:
    Money market and demand deposits...........   $    121,926    $    283       0.94%      $    114,103    $    309      1.09%
    Savings deposits...........................        164,107         743       1.84            161,132         670      1.67
    Certificates of deposit....................        813,334      11,640       5.80            792,442      10,705      5.42
                                                  ------------    --------                  ------------    --------
       Total deposits..........................      1,099,367      12,666       4.67          1,067,677      11,684      4.39

    FHLB of New York advances..................        406,508       6,213       6.13            331,881       5,025      6.02
    Other borrowings...........................         31,279         485       6.20             84,626       1,256      5.87
                                                  ------------    --------                  ------------    --------
       Total deposits and borrowings...........      1,537,154    $ 19,364       5.09          1,484,184    $ 17,965      4.84
                                                                  ========                                  ========

Other liabilities..............................         23,058                                    22,882
                                                  ------------                              ------------
       Total liabilities.......................      1,560,212                                 1,507,066
Trust Preferred securities.....................         33,296                                    32,782
Stockholders' equity...........................        114,711                                   110,982
                                                  ------------                              ------------
       Total liabilities and stockholders'
           equity..............................   $  1,708,219                              $  1,650,830
                                                  ============                              ============

Net interest income and net
    interest rate spread.......................                   $ 10,293       2.10%                      $ 10,240      2.23%
                                                                  ========     ======                       ========    ======

Net interest-earning assets and
    interest margin............................   $    115,401                   2.46%      $    111,674                  2.57%
                                                  ============                 ======       ============                ======

Ratio of interest-earning assets to
    deposits and borrowings....................                                107.51%                                  107.52%
                                                                               ======                                   ======

(1)  Annualized.

                                                                              Nine Months Ended March 31,
                                                  ------------------------------------------------------------------------------
                                                                     2001                                   2000
                                                  -------------------------------------     ------------------------------------
                                                     Average       Interest                    Average      Interest
                                                   Outstanding      Earned/     Yield/       Outstanding     Earned/     Yield/
                                                     Balance         Paid      Rate (1)        Balance        Paid      Rate (1)
                                                  -------------   ----------   --------     -------------  ----------   --------
                                                                              (Dollars in thousands)
Interest-earning assets:
    One- to four-family mortgage
       loans...................................    $ 1,043,090     $55,644       7.11%        $  968,246     $50,649      6.97%
    Commercial and multi-family real
       estate loans............................         95,573       6,237       8.59             77,631       4,956      8.38
    Consumer loans.............................        105,487       6,192       7.82             79,810       4,367      7.26
                                                   -----------     -------                    ----------     -------
       Total loans receivable..................      1,244,150      68,073       7.29          1,125,687      59,972      7.09

    Federal funds sold.........................          1,215          56       6.08                387          16      5.36
    Investment securities and other............        323,997      16,940       6.97            322,822      16,904      6.98
    Mortgage-backed securities.................         95,689       5,044       7.03            110,487       5,590      6.75
                                                   -----------     -------                    ----------     -------
       Total interest-earning assets...........      1,665,051     $90,113       7.21          1,559,383     $82,482      7.04
                                                                   =======                                   =======

Non-interest earning assets....................         55,409                                    55,010
                                                   -----------                                ----------
       Total assets ...........................    $ 1,720,460                                $1,614,393
                                                   ===========                                ==========

Deposits and borrowings:
    Money market and demand deposits...........    $   124,207     $ 1,168       1.25%        $  112,841     $   905      1.06%
    Savings deposits...........................        159,044       2,051       1.72            163,548       2,053      1.67
    Certificates of deposit....................        819,551      36,150       5.88            784,700      31,615      5.36
                                                   -----------     -------                    ----------     -------
       Total deposits..........................      1,102,802      39,369       4.76          1,061,089      34,573      4.33

    FHLB of New York advances..................        385,915      17,971       6.14            313,516      14,227      5.97
    Other borrowings...........................         59,768       2,885       6.34             72,853       3,190      5.73
                                                   -----------     -------                    ----------     -------
       Total deposits and borrowings...........      1,548,485     $60,225       5.16          1,447,458     $51,990      4.76
                                                                   =======                                   =======

Other liabilities..............................         24,961                                    23,980
                                                   -----------                                ----------
       Total liabilities.......................      1,573,446                                 1,471,438
Trust Preferred securities.....................         32,979                                    32,766
Stockholders' equity...........................        114,035                                   110,189
                                                   -----------                                ----------
       Total liabilities and stockholders'
           equity..............................    $ 1,720,460                                $1,614,393
                                                   ===========                                ==========

Net interest income and net
    interest rate spread.......................                    $29,888       2.05%                       $30,492      2.28%
                                                                   =======     ======                        =======    ======

Net interest-earning assets and
    interest margin............................    $   116,566                   2.41%        $  111,925                  2.62%
                                                   ===========                 ======         ==========                ======

Ratio of interest-earning assets to
    deposits and borrowings....................                                107.53%                                  107.73%
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

                                                                March 31,          June 30,
                                                                   2001              2000
                                                              ---------------     -------------
                                                                   (Dollars in thousands)
Non-accruing loans:
     One- to four-family.................................           $1,545            $2,152
     Commercial and multi-family.........................               49                95
     Consumer............................................              415               468
                                                                  --------          --------
         Total non-accruing loans........................            2,009             2,715

Real estate owned, net...................................              840               334
                                                                  --------          --------

         Total non-performing assets.....................            2,849             3,049
                                                                   -------           -------

         Total risk elements.............................           $2,849            $3,049
                                                                    ======            ======

Non-accruing loans as a percentage of total loans........             0.16%             0.21%
                                                                 =========         =========

Non-performing assets as a percentage of total assets....             0.17%             0.18%
                                                                 =========         =========

Total risk elements as a percentage of total assets......             0.17%             0.18%
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

Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowances will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to record additions to the allowance level based upon their assessment of the information available to them at the time of their examination. At March 31, 2001, the Company had a total allowance for loan losses of $4.1 million representing 206.22% of total non-accruing loans and 0.34% of total loans.

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

At March 31, 2001, the Company's total deposits and borrowings maturing or repricing within one year exceeded its total interest-earning assets maturing or repricing within one year by $243.2 million, representing a one year negative gap of 14.10% of total assets, compared to a one year negative gap of 22.12% of total assets at June 30, 2000. The Company's improvement in the negative gap position from June 30, 2000 was partially brought about by the sale of $89.0 million of one- to four-family residential mortgage loans, the proceeds of which were used to reduce short-term borrowings. Additionally, short-term certificates of deposit, including municipal certificates of deposit, have decreased while medium-term certificates of deposit have increased. Also contributing to the improvement in the negative gap position was an increase in core deposits and medium-term borrowings. At June 30, 2000, the Company had $30 million in notional amount of interest rate swaps, designed to synthetically lengthen the maturities of short-term deposits. As of March 31, 2001, these interest rate swaps had matured or had been terminated early.

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

Net Portfolio Value. The Company's interest rate sensitivity is regularly monitored by management through selected interest rate risk ("IRR") measures, including an IRR "Exposure Measure" or "Post-Shock" NPV ratio and a "Sensitivity Measure." A low Post-Shock NPV ratio indicates greater exposure to IRR. Greater exposure can result from a low initial NPV ratio or high sensitivity to changes in interest rates. The Sensitivity Measure is the change in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. At least quarterly, and generally monthly, management models the change in net portfolio value ("NPV") over a variety of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. An NPV ratio, in any interest rate scenario, is defined as the NPV in that rate scenario divided by the market value of assets in the same scenario.

As of March 31, 2001, the Bank's internally generated initial NPV ratio was 9.73%. Following a 2% increase in interest rates, the Bank's Post-Shock NPV ratio was 8.47%. The change in the NPV ratio, or the Bank's Sensitivity Measure, was 1.26%. As of March 31, 2001, the Company's internally generated initial NPV ratio was 9.62%, the Post-Shock ratio was 8.29%, and the Sensitivity Measure was 1.33%. Variances between the Bank's and the Company's NPV ratios are attributable to balance sheet items which are adjusted during consolidation, such as investments, intercompany borrowings and capital.

Internally generated NPV measurements are based on simulations which utilize institution specific assumptions and, as such, generally result in lower levels of presumed interest rate risk (i.e., higher Post-Shock NPV ratio and lower Sensitivity Measure) than Office of Thrift Supervision ("OTS") measurements indicate.

The OTS measures the Bank's (unconsolidated) IRR on a quarterly basis using data from the quarterly Thrift Financial Reports filed by the Bank with the OTS, coupled with non-institution specific assumptions which are based on national averages. As of December 31, 2000 (the latest date for which information is available), the Bank's initial

NPV ratio, as measured by the OTS, was 8.32%, the Bank's Post-Shock ratio was 6.48% and the Sensitivity Measure was 1.84%.

In addition to monitoring NPV and gap, management also monitors the duration of assets and liabilities and the effects on net interest income resulting from parallel and non-parallel increases or decreases in rates.

At March 31, 2001, based on its internally generated simulation models, the Company's consolidated net interest income projected for one year forward would decrease 11% from the base case, or current market, as a result of an immediate and sustained 2% increase in interest rates.

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

The Bank maintains appropriate levels of liquid assets. The Company's most liquid assets are cash and cash equivalents, U.S. government agency securities and mortgage-backed securities. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At March 31, 2001 and June 30, 2000, the Bank's liquidity ratios were 17.52% and 8.71%, respectively.

The Company uses its liquid resources principally to fund maturing certificates of deposit and deposit withdrawals, to purchase loans and securities, to fund existing and future loan commitments, and to meet operating expenses. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

The Company's cash needs for the nine months ended March 31, 2001 were provided by operating activities, primarily from proceeds from the sales of loans, increased deposits, proceeds from maturities of investment securities and principal repayments on loans and mortgage-backed securities. Funds were also provided by the issuance of the Trust Preferred securities. During this period, the cash provided was used primarily for investing activities, which included the origination and purchase of loans and the purchase of mortgage-backed securities and investment securities, as well as to reduce borrowings and to fund the purchase of treasury stock. During the nine months ended March 31, 2000, the cash needs of the Company were provided by operating activities, proceeds from maturities of investment securities, an increase in advances from the FHLB of New York and principal repayments on loans and mortgage-backed securities. During this period, the cash provided was primarily used to fund investing activities, which included the origination and purchase of loans and the purchase of investment securities.

Current regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percentage of risk-adjusted assets; a ratio of core capital to risk-adjusted assets; a leverage ratio of core capital to total adjusted assets; and a tangible capital ratio expressed as a percentage of total adjusted assets. As of March 31, 2001, the Bank exceeded all regulatory capital requirements and qualified as a "well-capitalized" institution (see Note
5. - Stockholders' Equity and Regulatory Capital, in the Notes to Consolidated Financial Statements).

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

Item 4.    Submission of Matters to a Vote of Security Holders
           None.

Item 5.    Other Information
           None.

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits
                    Exhibit 11: Statement Regarding Computation of Per Share Earnings.

           (b)  Reports on Form 8-K
                    On January 24, 2001, PennFed Financial Services, Inc. (the Company) issued a press release announcing its second quarter results.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PENNFED FINANCIAL SERVICES, INC.



Date: May 14, 2001                 By:  /s/ Joseph L. LaMonica
                                       --------------------------------------
                                       Joseph L. LaMonica
                                       President and Chief
                                       Executive Officer





Date: May 14, 2001                 By:  /s/ Lucy T. Tinker
                                       --------------------------------------
                                       Lucy T. Tinker
                                       Senior Executive Vice President and
                                       Chief Operating Officer
                                       (Principal Financial Officer)





Date: May 14, 2001                 By:  /s/ Jeffrey J. Carfora
                                       --------------------------------------
                                       Jeffrey J. Carfora
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Accounting Officer)