Form 10-K
period 2001-06-30
PENNFED FINANCIAL SERVICES INC
filed 2001-09-24
CIK 920945

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 2001

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________


                         Commission file number 0-24040


                        PENNFED FINANCIAL SERVICES, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                        22-3297339
---------------------------------                   --------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                      Identification No.)


        622 Eagle Rock Avenue, West Orange, New Jersey    07052-2989
        ----------------------------------------------    ----------
        (Address of principal executive offices)          (Zip Code)


        Registrant's telephone number, including area code:  (973) 669-7366
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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

        The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the Nasdaq National Market as of September 7, 2001, was $133,757,000. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

        As of September 7, 2001, there were issued and outstanding 7,661,428 shares of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

        Part III of Form 10-K - Portions of the Proxy Statement for 2001 Annual Meeting of Stockholders.

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

At June 30, 2001, the Company had total assets in excess of $1.8 billion, deposits of $1.1 billion, borrowings of $582.1 million and stockholders' equity of $112.5 million.

At June 30, 2001, the Company's gross loan portfolio totaled $1.3 billion, including $1.1 billion of one- to four-family residential first mortgage loans, $108.6 million of commercial and multi-family real estate loans and $115.7 million of consumer loans. In addition, on that date the Company had $135.6 million of mortgage-backed securities and $360.2 million of other investment securities and FHLB of New York stock.

At June 30, 2001, the vast majority of the Company's first and second mortgage loans (excluding mortgage-backed securities) were secured by properties located in New Jersey. Of the loans secured by properties outside New Jersey, the majority are one- to four-family loans. See "Originations, Purchases, Sales and Servicing of Loans." The Company's revenues are derived primarily from interest on loans, mortgage-backed securities and investments, and income from service charges.

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

Forward-Looking Statements
When used in this Form 10-K and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates and demand for loans in the Company's market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company will not undertake -- and specifically declines any obligation -- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Market Area
The Company's primary market areas are comprised of the Ironbound section of the City of Newark and surrounding urban communities, the suburban Essex County area and selected areas of central/southern New Jersey, which are serviced through 21 full service offices. Penn Federal was organized in the Ironbound section of Newark in 1941 and the home office of the Bank remains there. The Ironbound section of the City of Newark and immediately adjacent communities of East Newark and Harrison are primarily urban blue collar areas with two or more family dwellings and some manufacturing and industry. Deposits at Bank branches in these areas comprise 32% of total Bank deposits. The suburban Essex County area consists of communities with predominantly single family homes and a white collar commuter population. Suburban Essex County is the Bank's largest market area, accounting for approximately 41% of total Bank deposits at June 30, 2001. Penn Federal's central/southern New Jersey branches are located in selected areas of Middlesex, Monmouth and northern Ocean counties. The central/southern region branches, with 27% of total Bank deposits, serve retirement populations and expanding townhouse, multi-family and single family home developments. The Bank also purchases one- to four-family residential loans secured by properties located primarily in New Jersey. See "Originations, Purchases, Sales and Servicing of Loans."

Lending Activities

General. The Company primarily originates and purchases fixed and adjustable rate, one- to four-family first mortgage loans. The Company's general policy is to originate and purchase such loans with maturities between 10 and 30 years. The Company underwrites mortgage loans generally using Freddie Mac and Fannie Mae guidelines, although loan amounts may exceed agency limits. A conforming mortgage loan is defined as a mortgage loan that meets all requirements (size, type and age) to be eligible for purchase or securitization by federal agencies, such as Freddie Mac and Fannie Mae. The conforming loan limit is based upon national housing median sales prices. See "Loan Portfolio Composition" and "One- to Four-Family Residential Mortgage Lending."

The Company also originates commercial and multi-family (five units or more) real estate loans and consumer loans. Such loans generally reprice more frequently, have shorter maturities, and/or have higher yields than fixed rate, one- to four-family mortgage loans.

Residential and consumer loan applications may be approved by various officers up to $1.25 million. Commercial and multi-family real estate loan applications are initially considered and approved at various levels of authority, depending on the amount of the loan. All commercial and multi-family real estate loans and relationships $750,000 and over must be approved by the Executive Loan Committee which consists of the President and certain executive and senior officers. The approval of the Company's Board of Directors is required for all loans and relationships above $1.25 million.

The aggregate amount of loans that the Company is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Company could have invested in any one real estate project is generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation-Federal Regulation of Savings Associations by the OTS." At June 30, 2001, the maximum amount which the Company could have lent to any one borrower and the borrower's related entities was approximately $22.4 million. The Company's current policy is to limit such loans to a maximum of 50% of the general regulatory limit or $5.0 million, whichever is less. At June 30, 2001, the Company's largest group of loans to one borrower (and any related entities) consisted of six commercial real estate loans aggregating $3.7 million. Four of these loans, aggregating $3.1 million, are secured by multi-family properties in Essex County. The other two loans, for $550,000, represent the Company's participation in loans for senior assisted-living complexes in Morris and Hudson Counties. At June 30, 2001, there was a total of 28 loans or lender relationships in excess of $1.0 million, for a total amount of $50.0 million. At that date, all of these loans were performing in accordance with their respective repayment terms.

Loan Portfolio Composition. The following table sets forth the composition of the Company's loan portfolio at the dates indicated.

                                                                                                      June 30,
                                     ------------------------------------------------------------------------------------------
                                              2001                    2000                   1999                 1998
                                     ------------------------------------------------------------------------------------------
                                        Amount    Percent       Amount    Percent     Amount     Percent     Amount   Percent
                                     ------------------------------------------------------------------------------------------
                                                                                     (Dollars in thousands)
First mortgage loans:
   One- to four-family(1)            $ 1,065,819   82.61%   $ 1,070,048   85.34%    $ 915,244    86.15%   $   971,668   89.01%
   Commercial and multi-family           108,625    8.42         86,257    6.88        74,613     7.02         65,833    6.03
                                     ------------------------------------------------------------------------------------------
      Total first mortgage loans       1,174,444   91.03      1,156,305   92.22       989,857    93.17      1,037,501   95.04
                                     ------------------------------------------------------------------------------------------
Other loans:
   Consumer loans:
    Second mortgages                      48,133    3.73         45,659    3.64        37,243     3.50         27,232    2.49
    Home equity lines of credit           60,412    4.68         46,394    3.70        31,754     2.99         23,538    2.16
    Other                                  7,140    0.56          5,534    0.44         3,575     0.34          3,331    0.31
      Total consumer loans               115,685    8.97         97,587    7.78        72,572     6.83         54,101    4.96
                                     ------------------------------------------------------------------------------------------
      Total loans                      1,290,129  100.00%     1,253,892  100.00%    1,062,429   100.00%     1,091,602  100.00%
                                                  ======                 ======                 ======                 ======

Add/(less):
   Unamortized premiums,
      deferred loan fees, and
      other, net                           9,611                  9,339                 7,391                   7,026
   Allowance for loan losses              (4,248)                (3,983)               (3,209)                 (2,776)
                                     ------------------------------------------------------------------------------------------
      Total loans receivable, net    $ 1,295,492            $ 1,259,248           $ 1,066,611             $ 1,095,852
                                     ==========================================================================================

                                           June 30,
                                    ----------------------
                                             1997
                                    ----------------------
                                        Amount   Percent
                                    ----------------------
                                     (Dollars in thousands)
First mortgage loans:
   One- to four-family(1)             $  831,843    89.55%
   Commercial and multi-family            56,811     6.12
                                    ----------------------
      Total first mortgage loans         888,654    95.67
                                    ----------------------
Other loans:
   Consumer loans:
    Second mortgages                      23,665     2.55
    Home equity lines of credit           14,040     1.51
    Other                                  2,512     0.27
      Total consumer loans                40,217     4.33
                                    ----------------------
      Total loans                        928,871   100.00%
                                                   ======

Add/(less):
   Unamortized premiums,
      deferred loan fees, and
      other, net                           5,202
   Allowance for loan losses              (2,622)
                                    -------------
      Total loans receivable, net     $  931,451
                                    =============

-------------------

(1) One-to four-family loans include loans held for sale of $83,000, $5,180,000 and $565,000 at June 30, 2001, 1999 and 1998, respectively. There were no loans held for sale at June 30, 2000 and 1997.

Loan Maturity. The following schedule sets forth the contractual maturity of the Company's loan portfolio as of June 30, 2001. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. Loans with balloon payments are also shown as amortizing to final maturity (i.e., when the balloon payment is due). All balances are shown on a gross basis and, thus, include no premium or discount adjustments. Savings account loans and overdraft checking balances, included in consumer loans, which have no stated final maturity, are reported as due within one year. The table does not reflect the effects of possible prepayments or scheduled principal amortization.

                                                   After One     After Three   After Five    After Ten
                                      One Year      Through        Through      Through       Through         After
                                      or Less     Three Years     Five Years   Ten Years   Twenty Years   Twenty Years    Total
                                      --------------------------------------------------------------------------------------------
                                                                             (In thousands)
First mortgage loans:
  One- to four-family ..........    $      528    $    3,028    $    2,751    $   82,627    $  191,024    $  785,861    $1,065,819
  Commercial and multi-family ..         3,420         1,559         4,588        25,060        71,673         2,325       108,625
                                    ----------------------------------------------------------------------------------------------
      Total first mortgage loans         3,948         4,587         7,339       107,687       262,697       788,186     1,174,444
Other loans:
  Consumer loans ...............         3,475         2,976         7,710        17,422        68,127        15,975       115,685
                                    ----------------------------------------------------------------------------------------------
  Total loans, gross ...........    $    7,423    $    7,563    $   15,049    $  125,109    $  330,824    $  804,161    $1,290,129
                                    ==============================================================================================


Loans due after June 30, 2002, which have fixed interest rates amount to $750.9 million, while those with adjustable rates amount to $531.8 million, detailed as follows:


                                                 Due After June 30, 2002
                                      ------------------------------------------
                                         Fixed         Adjustable        Total
                                      ------------------------------------------
                                                     (In thousands)
First mortgage loans:
   One- to four-family .........      $  686,877      $  378,414      $1,065,291
   Commercial and multi-family .          12,196          93,009         105,205
                                      ------------------------------------------
      Total first mortgage loans         699,073         471,423       1,170,496
Other loans:
   Consumer loans ..............          51,808          60,402         112,210
                                      ------------------------------------------
       Total loans, gross ......      $  750,881      $  531,825      $1,282,706
                                      ==========================================

One- to Four-Family Residential Mortgage Lending. At June 30, 2001, the Company's one- to four-family residential mortgage loans totaled $1.1 billion, or approximately 82.6% of the Company's gross loan portfolio. Residential loan originations are generated by the Company's in-house originations staff, marketing efforts, present customers, walk-in customers and referrals from real estate agents, mortgage brokers and builders. The Company focuses its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences. During the fiscal year ended June 30, 2001, the Company originated $269.6 million of real estate loans secured by one- to four-family residential real estate. Substantially all of the Company's one- to four-family residential mortgage originations are secured by properties located in the State of New Jersey.

During fiscal 2001, the Company had one correspondent relationship with another institution through which it purchased $25.5 million of newly originated adjustable rate and $10.8 million of newly originated fixed rate one- to four-family residential first mortgages. Purchased loans are secured by properties primarily located in New Jersey. Loans are underwritten by the correspondent institutions using the Company's guidelines and a portion of those loans are re-underwritten by the Bank on a test basis. All loans purchased are supported by customary representations and warranties provided by the correspondent institutions. See "Originations, Purchases, Sales and Servicing of Loans."

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

In underwriting one- to four-family residential real estate loans, the Company evaluates the borrower's ability to make monthly payments, past credit history and the value of the property securing the loan. Properties securing real estate loans made by the Company are appraised by independent appraisers approved by the Board of Directors. The Company requires borrowers to obtain title insurance in the amount of the loan. In addition, the Company requires borrowers to obtain fire and property insurance (including flood insurance, if necessary) in the amount of the loan or the replacement cost. Real estate loans originated and purchased by the Company contain a "due on sale" clause allowing the Company to declare the unpaid principal balance due and payable upon the sale of the property.

Commercial and Multi-Family Real Estate Lending. The Company engages in commercial and multi-family real estate lending primarily in its market areas. At June 30, 2001, the Company had $108.6 million of commercial and multi-family real estate loans which represented 8.4% of the Company's gross loan portfolio. This amount includes $1.9 million of lines of credit secured by non-real estate business assets. At June 30, 2001, the Company had $1.2 million of loans under an Accounts Receivable Financing Program for small and mid-sized businesses. At June 30, 2001, the average per loan balance of the Company's commercial and multi-family real estate loans outstanding was $296,000. As of June 30, 2001 approximately 86% of the loans in the commercial and multi-family real estate loan portfolio were adjustable rate loans.

The Company's commercial and multi-family real estate loan portfolio is secured primarily by first mortgage liens on apartment buildings, mixed-use buildings, small office buildings, restaurants, warehouses and strip shopping centers. Commercial and multi-family real estate loans typically have terms that do not exceed 15 years and have a variety of rate adjustment features and other terms. Generally, the loans are made in amounts up to 75% of the appraised value of the property. Adjustable rate commercial and multi-family real estate loans normally provide for a margin over various U.S. Treasury securities adjusted to a constant maturity, with periodic adjustments, or are tied to the Prime Rate as reported in the Wall Street Journal. In underwriting these loans, the Company analyzes the current financial condition of the borrower, the borrower's credit history, the value of the property securing the loan, and the reliability and predictability of the cash flow generated by the property securing the loan. The Company usually requires personal guarantees of individuals who are principals of the borrowers. Appraisals on properties securing commercial real estate loans originated by the Company are performed by independent appraisers approved by the Board of Directors.

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

Consumer Lending. The Company offers a variety of secured consumer loans, including home equity lines of credit, second mortgages, automobile loans, boat loans and loans secured by savings deposits. In addition, the Company offers unsecured overdraft checking protection. At June 30, 2001, the Company's total consumer loan portfolio was $115.7 million, or 9.0% of its gross loan portfolio, of which approximately 46% were fixed rate loans and 54% were adjustable rate loans. The Company currently originates all of its consumer loans throughout the State of New Jersey.

The Company originates adjustable rate home equity lines of credit and fixed rate second mortgage loans generally up to $250,000. Home equity lines of credit and second mortgage loans together with loans secured by all prior liens, are generally limited to 75% of the appraised value of the property securing the loan. The Company also offers 100% equity financing up to $100,000, with these loans re-underwritten and insured through a mortgage insurance company. Second mortgage loans have a maximum term of up to 20 years. Home equity lines of credit may have draw periods up to 10 years with repayment terms up to 15 years beyond the draw period. These loans are underwritten utilizing criteria similar to the Company's first mortgage loans. As of June 30, 2001, second mortgage loans and home equity lines of credit amounted to $108.5 million or 93.8% of the Company's consumer loan portfolio.

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

Consumer loans may entail greater credit risk than residential first mortgage loans, particularly in the case of consumer loans which are secured by rapidly depreciable assets, such as automobiles and boats. In such cases, any repossessed collateral from a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit or eliminate the amount which can be recovered on such loans.

Originations, Purchases, Sales and Servicing of Loans
For the fiscal year ended June 30, 2001, the Company originated $380.3 million of loans, compared to $267.9 million and $371.0 million in fiscal 2000 and 1999, respectively. The lower amount in fiscal 2000 was due principally to reduced refinancing activity. Mortgage loan originations are handled by employees of the Company.

During the fiscal years ended June 30, 2001, 2000 and 1999, the Company purchased $36.3 million, $106.0 million and $31.2 million of one- to four-family first mortgage loans, respectively, through correspondent relationships with other institutions. The purchased loans primarily represent adjustable rate and, to a lesser extent, fixed rate first mortgages secured by properties primarily located throughout New Jersey. A limited amount of loans secured by properties located in Pennsylvania, Massachusetts and Connecticut have been purchased.

From time to time, the Company has engaged in loan sale strategies -- selling loans to Freddie Mac and other secondary market purchasers. During the majority of fiscal 2001, the Company's strategy included the sale of conforming, fixed rate one- to four-family residential loan production. Loans sold under this strategy totaled approximately $29 million for the current fiscal year. In addition, the Company sold approximately $65 million of longer duration, one- to four-family residential mortgage loans in an effort to improve liquidity, interest rate risk and net interest margin. In March 2001, the Company issued $12 million of Trust Preferred securities. See - "Sources of Funds - Trust Preferred Securities." Effective with the issuance of the $12 million of Trust Preferred securities, a determination was made whereby conforming, fixed rate one- to four-family mortgage loan production would not be sold for a period of time to leverage the proceeds of such issuance. Due to the majority of one- to four-family residential mortgage loan production being adjustable rate and due to the higher interest rate environment during the year ended June 30, 2000, loan sale activity was reduced significantly from the fiscal 1999 levels, as the majority of production was retained in portfolio. For the year ended June 30, 2000, the Company sold loans totaling $5.5 million. During fiscal 1999, PennFed actively employed a strategy of selling one- to four-family mortgage loans. This strategy served to mitigate the adverse effects of low interest rates and a flat yield curve. For the year ended June 30, 1999, the Company sold $150.5 million of low-coupon, longer duration one- to four-family first mortgage loans to Freddie Mac and other secondary market purchasers.

At June 30, 2001, the Company has made no determination as to the sale of loans presently committed to be originated. The level of loan sale activity will continue to be evaluated with primary consideration given to interest rate risk, long-term profitability and liquidity objectives.

During the year ended June 30, 2001, the Company securitized approximately $48 million of one- to four-family mortgage loans as Fannie Mae mortgage-backed securities. These securities are held in the Company's securities portfolio for collateral purposes.

When loans are sold, the Company may retain the responsibility for servicing the loans or may sub-service the loans for a short term period. The Company receives a fee for performing these services. The Company serviced for others one- to four-family mortgage loans with an aggregate outstanding principal balance of $141.5 million, $108.5 million and $116.2 million at June 30, 2001, 2000, and 1999, respectively.

The following table sets forth the activity in the Company's loan portfolio for the years indicated.

                                                                 Year ended June 30,
                                                     ------------------------------------------
                                                        2001            2000           1999
                                                     ------------------------------------------
                                                                   (In thousands)
Net loans receivable at beginning of year .....      $1,259,248      $1,066,611      $1,095,852

Plus:
  Loans originated:
      One- to four-family .....................         269,607         172,201         295,522
      Commercial and multi-family real estate .          40,020          30,364          22,938
      Consumer ................................          70,626          65,325          52,560
                                                     ------------------------------------------
           Total loans originated .............         380,253         267,890         371,020
                                                     ------------------------------------------
  One- to four-family loans purchased .........          36,319         106,049          31,220
                                                     ------------------------------------------
           Total loans originated and purchased         416,572         373,939         402,240
                                                     ------------------------------------------
Less:
  One- to four-family loans sold ..............          94,099           5,532         150,474
  Loans securitized ...........................          47,661              --              --
  Loan principal payments and other, net ......         237,876         175,388         280,575
 Loans transferred to real estate owned .......             692             382             432
                                                     ------------------------------------------
Net loans receivable at end of year ...........      $1,295,492      $1,259,248      $1,066,611
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

At June 30, 2001, the Company's loans delinquent 60 to 89 days totaled $281,000 of which $278,000 were one- to four-family mortgage loans and $3,000 were consumer loans.

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

                                                                    At June 30,
                                            ----------------------------------------------------------
                                             2001        2000          1999        1998          1997
                                            ----------------------------------------------------------
                                                               (Dollars in thousands)
Non-accruing loans:
 One- to four-family .................      $1,219       $2,152       $2,937       $2,575       $3,567
 Commercial and multi-family .........          49           95           46          414        1,053
 Consumer ............................         369          468          687          753          865
                                            ----------------------------------------------------------
        Total non-accruing loans .....       1,637        2,715        3,670        3,742        5,485

Real estate owned, net ...............         500          334          936        1,643          884
                                            ----------------------------------------------------------
   Total non-performing assets .......       2,137        3,049        4,606        5,385        6,369

Restructured loans ...................          --           --           --        1,415        1,451
                                            ----------------------------------------------------------
   Total risk elements ...............      $2,137       $3,049       $4,606       $6,800       $7,820
                                            ==========================================================
Non-accruing loans as a percentage
                of total loans .......        0.13%        0.21%        0.34%        0.34%        0.59%
                                            ==========================================================
Non-performing assets as a percentage
                of total assets ......        0.12%        0.18%        0.30%        0.35%        0.48%
                                            ==========================================================
Total risk elements as a percentage
                of total assets ......        0.12%        0.18%        0.30%        0.44%        0.59%
                                            ==========================================================


For the year ended June 30, 2001, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $60,000, none of which was included in interest income during this period.

Non-Performing Assets. Non-accruing loans at June 30, 2001 were comprised of 19 one- to four-Family loans aggregating $1.2 million, 17 consumer loans aggregating $369,000 and one commercial and multi-family real estate loan for $49,000.

Real estate owned at June 30, 2001 totaled $500,000 and included four one- to four-family properties, the largest of which had a net book value of $192,000.

Restructured Loans. In the normal course of business the Company has restructured the terms of certain loans. No loans have been restructured within the last five fiscal years. Any loan that has been restructured continues to perform in accordance with the restructured terms.

Other Loans of Concern. As of June 30, 2001, there were $863,000 of other loans not included in the table or discussed above where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

Included in other loans of concern at June 30, 2001 are four loans to one borrower and one loan to a related party totaling $835,000 acquired in the 1989 acquisition of First Federal Savings and Loan Association of Montclair. The four loans consist of one commercial real estate loan of $416,000, two one- to four-family loans totaling $103,000 and a $66,000 line of credit. The loan to a related party consists of a commercial real estate loan of $250,000. All of these loans are secured by properties located in New Jersey. All of the loans were performing in accordance with their respective repayment terms. The Company continues to monitor these loans due to their periodic delinquencies.

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

In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews the assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of its assets at June 30, 2001, the Bank's classified assets, including real estate owned, totaled $3.0 million, which is classified as substandard. At June 30, 2001 total classified assets represented 2.69% of the Company's stockholders' equity and 0.16% of the Company's total assets.

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

The following table sets forth an analysis of the Company's allowance for loan losses at, and for, the dates indicated.

                                                                        Year ended June 30,
                                               ----------------------------------------------------------------------
                                                  2001           2000          1999           1998            1997
                                               ----------------------------------------------------------------------
                                                                       (Dollars in thousands)
Balance at beginning of year ............      $ 3,983        $ 3,209        $ 2,776        $ 2,622        $ 2,630
Charge-offs:
  One- to four-family ...................         (164)          (105)           (60)          (306)          (392)
  Commercial and multi-family ...........          (35)            --           (165)           (44)          (147)
  Consumer ..............................         (161)           (18)          (171)           (96)          (146)
                                               ----------------------------------------------------------------------
                                                  (360)          (123)          (396)          (446)          (685)
                                               ----------------------------------------------------------------------

Recoveries:
  One- to four-family ...................           --             37             --             --             --
  Commercial and multi-family ...........           --             --             49             --             --
  Consumer ..............................           --             --             --             42             --
                                               ----------------------------------------------------------------------
                                                    --             37             49             --             42
                                               ----------------------------------------------------------------------
Net charge-offs .........................         (360)           (86)          (347)          (446)          (643)
Additions charged to operations .........          625            860            780            600            635
                                               ----------------------------------------------------------------------
Balance at end of year ..................      $ 4,248        $ 3,983        $ 3,209        $ 2,776        $ 2,622
                                               ======================================================================
Ratio of net charge-offs during the
        year to average loans outstanding
        during the year .................         0.03%          0.01%          0.03%          0.04%          0.08%
                                               ======================================================================

Ratio of allowance for loan losses
        to total loans at end of year ...         0.33%          0.32%          0.30%          0.25%          0.28%
                                               ======================================================================

Ratio of allowance for loan losses to
        non-accruing loans at end of year       259.50%        146.70%         87.44%         74.18%         47.80%
                                               ======================================================================


The distribution of the Company's allowance for loan losses at the dates indicated is summarized in the following table.


                                                                               June 30,
                                   --------------------------------------------------------------------------------------------
                                               2001              2000            1999                1998               1997
                                   --------------------------------------------------------------------------------------------
                                            Percent of        Percent of      Percent of          Percent of         Percent of
                                             Loans in          Loans in        Loans in            Loans in           Loans in
                                               Each              Each            Each                Each               Each
                                             Category          Category         Category           Category           Category
                                             to Total          to Total         to Total           to Total           to Total
                                    Amount    Loans   Amount    Loans   Amount   Loans    Amount    Loans      Amount   Loans
                                   --------------------------------------------------------------------------------------------
                                                                           (Dollars in thousands)
One- to four-family                $2,223    82.61%  $2,244    85.34%   $1,797   86.15%   $1,502    89.01%     $1,463   89.55%
Commercial and
     multi-family real estate       1,280     8.42    1,051     6.88       855    7.02       740     6.03         654     6.12
Consumer                              745     8.97      688     7.78       557    6.83       534     4.96         505     4.33
                                   --------------------------------------------------------------------------------------------
                Total              $4,248  100.00%   $3,983   100.00%   $3,209  100.00%   $2,776   100.00%     $2,622   100.00%
                                   ============================================================================================

Investment Activities

The Bank maintains minimum levels of investments for liquidity purposes. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. As of June 30, 2001, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable deposit accounts and current borrowings) was 21.50%.

At June 30, 2001, the Company had a securities portfolio consisting principally of U.S. government agency securities, including mortgage-backed securities. All investment securitities and mortgage-backed securities were classified as held to maturity at June 30, 2001, as the Company has a positive intent and ability to hold these securities to maturity. These investments carry a low risk weighting for OTS risk-based capital purposes, are generally considered liquid-assets and are generally of relatively short duration. See "Regulation-Regulatory Capital Requirements."

Investment Securities. At June 30, 2001, the Company's investment securities (including a $26.2 million investment in FHLB of New York stock) totaled $360.2 million, or 19.5% of its total assets. It is the Company's general policy to purchase U.S. government securities and federal agency obligations and other investment grade securities in accordance with its strategic objectives, including, but not limited to, liquidity, growth, yield and interest rate risk management and to provide collateral for borrowings. In prior years, PennFed invested in certain non-investment grade trust preferred securities of other financial institutions. At June 30, 2001, PennFed held $11.0 million of such non-investment grade securities. In addition, investment securities at June 30, 2001 included $17.4 million of investment grade trust preferred securities.

OTS regulations restrict investments in corporate debt and equity securities by the Bank. See "Regulation-Federal Regulation of Savings Associations by the OTS" for a discussion of additional restrictions on the Company's investment activities.

The following table indicates the composition of the investment securities portfolio, excluding FHLB of New York stock, based on the final maturities of each investment.

                                                             June 30, 2001
                                  ---------------------------------------------------------------------
                                    After           After
                                  One Year        Five Years     After                 Total
                                   Through         Through        Ten               Investment
                                  Five Years      Ten Years      Years              Securities
                                  ----------------------------------------   --------------------------
                                  Book Value      Book Value   Book Value    Book Value    Market Value
                                  ----------------------------------------   --------------------------
                                                         (Dollars in thousands)
U.S. government
     agency obligations ...           $--       $ 19,994       $284,544       $304,538       $299,056
Obligations of states and
     political subdivisions            10             --             --             10             11
Corporate bonds ...........            --          1,038             --          1,038          1,062
Trust preferred
     securities ...........            --             --         28,383         28,383         27,116
                                  ---------------------------------------------------------------------
Total investment
     securities ...........          $ 10       $ 21,032       $312,927       $333,969       $327,245
                                  =====================================================================
Weighted average yield at
     year end .............                       10.38%           6.81%          6.97%          6.96%
                                  =====================================================================

The majority of the securities in the investment portfolio have call features. At June 30, 2001, the assumed weighted average life of the investment portfolio was 4.1 years.

The Company's investment securities portfolio at June 30, 2001 did not contain tax-exempt securities or securities of any single issuer with an aggregate book value in excess of 10% of the Company's retained earnings, excluding those issued by the U.S. government or its agencies.

Mortgage-Backed Securities. At June 30, 2001, mortgage-backed securities totaled $135.6 million, or 7.3% of the Company's total assets, of which approximately 10% consisted of adjustable rate securities. The Company has invested primarily in government agency securities, principally those of Ginnie Mae, Freddie Mac and Fannie Mae.

The following table indicates the composition of the mortgage-backed securities portfolio, excluding unamortized premiums, based on the final maturities of each security.

                                                                    June 30, 2001
                                 ------------------------------------------------------------------------------------
                                                   After         After
                                     One          One Year     Five Years        After              Total
                                   Year or        Through       Through           Ten           Mortgage-backed
                                    Less         Five Years    Ten Years         Years            Securities
                                 --------------------------------------------------------  --------------------------
                                 Book Value      Book Value    Book Value      Book Value  Book Value   Market Value
                                 --------------------------------------------------------  --------------------------
                                                              (Dollars in thousands)
Ginnie Mae ..................      $     --      $    132      $    393      $    510      $  1,035      $  1,107
Freddie Mac .................         1,369         1,228        21,539        18,825        42,961        43,942
Fannie Mae ..................            15           204        12,995        77,448        90,662        91,485
Collateralized Mortgage
   Obligations/REMICs .......            --            --            --            59            59            58
                                 ------------------------------------------------------------------------------------
        Total mortgage-backed
                securities ..      $  1,384      $  1,564      $ 34,927      $ 96,842      $134,717      $136,592
                                 ====================================================================================
Weighted average yield at
   year end                            8.01%         7.02%         6.94%         7.07%         7.05%
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

The following table sets forth the Company's mortgage-backed securities purchase and repayment activities for the years indicated.

                                                         Year ended June 30,
                                                ------------------------------------
                                                  2001          2000           1999
                                                ------------------------------------
                                                           (In thousands)
Mortgage-backed securities, net:
     At beginning of year ................      $ 87,561      $127,983      $204,452
     Plus:
        Securities purchased .............        32,383           220            34
        Securitization of loans receivable        47,661            --            --
     Less:
        Principal repayments .............        31,908        40,522        76,206
        Amortization of premiums .........            91           120           297
                                                ------------------------------------
     At end of year ......................      $135,606      $ 87,561      $127,983
                                                ====================================

The following table sets forth the composition of the Company's investment and mortgage-backed securities portfolios at the dates indicated.

                                                                                        June 30,
                                              --------------------------------------------------------------------------------------
                                                           2001                            2000
                                              --------------------------------------------------------------------------------------
                                                                    Percent                          Percent
                                                                   of Total                         of Total
                                                Book      Market     Book       Book       Market     Book       Book      Market
                                                Value     Value      Value      Value      Value     Value      Value       Value
                                              --------------------------------------------------------------------------------------
                                                                                  (Dollars in thousands)
Investment securities:
     U.S. government
             agency obligations ..........    $304,538   $299,056    84.55%   $274,532    $254,066    84.39%   $264,538    $254,243
     Obligations of states and
             political subdivisions ......          10         11     0.00          30          32     0.01          40          45
     Corporate bonds .....................       1,038      1,062     0.29          --          --       --          --          --
     Trust preferred securities ..........      28,383     27,116     7.88      28,464      24,545     8.75      28,704      27,592
                                              --------------------------------------------------------------------------------------
             Total investment securities .     333,969    327,245    92.72     303,026     278,643    93.15     293,282     281,880
     FHLB of New York stock ..............      26,218     26,218     7.28      22,295      22,295     6.85      16,623      16,623
                                              --------------------------------------------------------------------------------------
             Total investment securities
                and FHLB of New York stock    $360,187   $353,463   100.00%   $325,321    $300,938   100.00%   $309,905    $298,503
                                              ======================================================================================
Weighted average life of
   investment securities excluding
   FHLB of New York stock                                  4.1 years                       4.2 years                     3.4 years

Mortgage-backed securities:
     Ginnie Mae ........................      $  1,035   $  1,107     0.76%   $  1,358    $  1,392     1.55%  $   2,071    $  2,162
     Freddie Mac .......................        42,961     43,942    31.68      48,759      48,507    55.69      74,622      75,119
     Fannie Mae ........................        90,662     91,485    66.86      37,197      36,886    42.48      50,899      51,233
     Collateralized Mortgage
     Obligations/REMICs ................            59         58     0.04          79          76     0.09         103         103
                                              --------------------------------------------------------------------------------------
                                               134,717    136,592    99.34      87,393      86,861    99.81     127,695     128,617
     Unamortized premiums, net .........           889         --     0.66         168          --     0.19         288          --
                                              --------------------------------------------------------------------------------------
        Total mortgage-backed securities      $135,606   $136,592   100.00%   $ 87,561    $ 86,861   100.00%   $127,983    $128,617
                                              ======================================================================================

                                              June 30,
                                             ----------
                                                1999
                                             ----------
                                               Percent
                                               of Total
                                                 Book
                                                Value
                                             ----------

Investment securities:
     U.S. government
             agency obligations ..........       85.36%
     Obligations of states and
             political subdivisions ......        0.01
     Corporate bonds .....................          --
     Trust preferred securities ..........        9.27
                                             ----------
             Total investment securities .       94.64
     FHLB of New York stock ..............        5.36
                                             ----------
             Total investment securities
                and FHLB of New York stock      100.00%
                                             ==========
Weighted average life of
   investment securities excluding
   FHLB of New York stock                     3.4 years

Mortgage-backed securities:
     Ginnie Mae ........................          1.62%
     Freddie Mac .......................         58.31
     Fannie Mae ........................         39.77
     Collateralized Mortgage
     Obligations/REMICs ................          0.08
                                             ----------
                                                 99.78
     Unamortized premiums, net .........          0.22
                                             ----------
        Total mortgage-backed securities        100.00%
                                             ==========


Sources of Funds
General. The Company's sources of funds are deposits, borrowings, payment of principal and interest on loans and mortgage-backed securities, interest received on and maturities or calls of other investment securities and funds provided from operations.

Deposits. The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of savings, money market and demand deposit accounts, as well as certificate accounts currently ranging in terms up to 60 months. The Company solicits deposits primarily from its market areas and relies primarily on product mix, competitive pricing policies, advertising, customer service and customer relationships to attract and retain deposits. The Company also solicits short term deposits from municipalities in its market areas. As of June 30, 2001, certificates of deposit from municipalities totaled $21.2 million.

The variety of deposit accounts offered by the Company has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Company endeavors to manage the pricing of its deposits in keeping with its asset/liability management, liquidity and profitability objectives. In this regard, the Company has from time-to-time paid slightly higher rates than its competitors to attract certificates of deposit. Based on its experience, the Company believes that its savings, money market and demand deposit accounts are relatively stable sources of deposits. However, the ability of the Company to attract and maintain certificates of deposit and the rates paid on these deposits has been and will continue to be significantly affected by market conditions, including general economic conditions, changes in interest rates and competition. There were no brokered deposits at June 30, 2001 and 2000. See Item 8 - Financial Statements - Note H - Deposits - of the Notes to Consolidated Financial Statements.

The following table sets forth the deposit flows of the Company during the periods indicated.


                                          Year ended June 30,
                             ---------------------------------------------
                                  2001            2000           1999
                             ---------------------------------------------
                                        (Dollars in thousands)
Opening balance ..........   $ 1,080,350     $ 1,063,600     $ 1,028,100
Net deposits (withdrawals)       (40,991)        (24,630)         (5,555)
Interest credited ........        45,976          41,380          41,055
                             ---------------------------------------------
Ending balance ...........   $ 1,085,335     $ 1,080,350     $ 1,063,600%
                             =============================================
Net increase .............   $     4,985     $    16,750     $    35,500
                             =============================================
Percent increase .........          0.46%           1.57%           3.45%
                             =============================================


The following table indicates the amount of the Company's certificates of deposit by time remaining until maturity as of June 30, 2001.

                                                                    Maturity
                                             -----------------------------------------------------
                                                           Over       Over      Over
                                             3 Months     3 to 6    6 to 12      12
                                              or Less     Months     Months     Months      Total
                                             -----------------------------------------------------
                                                                  (In thousands)
Certificates of deposit less than $100,000    $197,215   $101,931   $103,412   $240,211   $642,769
Certificates of deposit of $100,000 or more     49,753     20,356     17,452     35,241    122,802
                                              ----------------------------------------------------
Total certificates of deposit .............   $246,968   $122,287   $120,864   $275,452   $765,571
                                              ====================================================


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


                                                                                Year ended June 30,
                                                                        ----------------------------------
                                                                          2001         2000         1999
                                                                        ----------------------------------
                                                                                  (In thousands)
Maximum balance for the year ended:
  FHLB of New York advances ........................................    $454,465     $364,465     $289,465
                                                                        ==================================
  Other borrowings:
     Overnight repricing lines of credit ...........................    $ 84,400     $ 80,200     $ 54,700
     FHLB of New York one-month overnight repricing
        line of credit .............................................          --       30,000       10,000
     Reverse repurchase agreements callable or maturing
       within one year .............................................      48,840        9,563       39,925
     Reverse repurchase agreements maturing after one year .........      19,350       49,275       49,275
     Unsecured revolving line of credit ............................       4,705           --           --
                                                                        ----------------------------------
        Total other borrowings .....................................    $157,295     $169,038     $153,900
                                                                        ==================================
Average balance for the year ended:
  FHLB of New York advances ........................................    $397,614     $322,754     $266,906
                                                                        ==================================
  Other borrowings:
     Overnight repricing lines of credit ...........................    $ 27,438     $ 30,393     $ 21,254
     FHLB of New York one-month overnight repricing
        line of credit .............................................          --        5,706        1,221
     Reverse repurchase agreements callable or maturing
       within one year .............................................      30,638        5,353       10,824
     Reverse repurchase agreements maturing after one year .........       2,050       39,601       40,215
     Unsecured revolving line of credit ............................       2,038           --           --
                                                                        ----------------------------------
       Total other borrowings ......................................    $ 62,164     $ 81,053     $ 73,514
                                                                        ==================================
Balance at June 30:
  FHLB of New York advances ........................................    $454,465     $364,465     $244,465
                                                                        ==================================
  Other borrowings:
     Overnight repricing lines of credit ...........................    $ 59,450     $ 72,900     $ 29,900
     FHLB of New York one-month overnight repricing
        line of credit .............................................          --           --           --
     Reverse repurchase agreements callable or maturing
       within one year .............................................      48,840       19,875       19,563
     Reverse repurchase agreements maturing after one year .........      19,350       19,400       39,275
     Unsecured revolving line of credit ............................          --           --           --
                                                                        ----------------------------------
       Total other borrowings ......................................    $127,640     $112,175     $ 88,738
                                                                        ==================================
Weighted average cost of funds for the year ended:
  FHLB of New York advances ........................................        6.18%        6.07%        6.01%
  Other borrowings:
     Overnight repricing lines of credit ...........................        6.02%        6.00%        5.20%
     FHLB of New York one-month overnight repricing
        line of credit .............................................          --         5.96%        5.42%
     Reverse repurchase agreements callable or maturing
           within one year .........................................        5.92%        5.69%        5.58%
     Reverse repurchase agreements maturing after one year .........        5.07%        6.02%        5.74%
     Unsecured revolving line of credit ............................        7.81%          --           --
Weighted average cost of funds at June 30:
  FHLB of New York advances ........................................        6.00%        6.13%        5.93%
  Other borrowings:
     Overnight repricing lines of credit ...........................        4.23%        7.23%        5.98%
     FHLB of New York one-month overnight repricing
        line of credit .............................................          --           --           --
     Reverse repurchase agreements callable or maturing
        within one year ............................................        4.69%        5.77%        5.01%
     Reverse repurchase agreements maturing after one year .........        4.92%        6.10%        5.93%
     Unsecured revolving line of credit ............................          --           --           --

Trust Preferred Securities. During fiscal 1998, the Company formed a wholly-owned trust subsidiary, PennFed Capital Trust I (the "Trust I"). Effective October 21, 1997, Trust I sold $34.5 million of 8.90% cumulative trust preferred securities to the public which are reflected on the Consolidated Statement of Financial Condition as Guaranteed Preferred Beneficial Interest in the Company's Junior Subordinated Debentures (the "Trust Preferred securities"). Trust I used the proceeds from the sale of the Trust Preferred securities to purchase 8.90% junior subordinated deferrable interest debentures issued by PennFed. The Company used the proceeds from the junior subordinated debentures for general corporate purposes, including a $20 million capital contribution to the Bank to support growth.

In March 2001, the Company formed a wholly-owned trust subsidiary, PennFed Capital Trust II (the "Trust II"). Effective March 28, 2001, Trust II sold $12 million of 10.18% cumulative trust preferred securities in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act"). Therefore, these securities have not been registered under the Act. Trust II used the proceeds from the sale of the Trust Preferred securities to purchase 10.18% junior subordinated deferrable interest debentures issued by PennFed. The Company used the proceeds from the junior subordinated debentures for general corporate purposes.

Subsidiary Activities

As a federally chartered savings association, Penn Federal is permitted by OTS regulations to invest up to 2% of its assets, or $37.0 million at June 30, 2001, in the stock of, or loans to, service corporation subsidiaries. As of such date, the net book value of Penn Federal's investment in its service corporation was $17,000. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal association may engage in directly. As of June 30, 2001, the Bank's investment in its operating subsidiary was $426.9 million. Its Delaware operating subsidiary, Ferry Development Holding Company, holds and manages an investment portfolio for the benefit of the Bank.

Penn Federal currently has one service corporation, which is known as Penn Savings Insurance Agency, Inc. ("PSIA"). PSIA offers insurance and uninsured non-deposit investment products to the Company's customers and members of the general public through a program known as Investment Services at Penn Federal. Securities are offered through Liberty Securities Corp. ("LSC"), a registered broker dealer, member NASD and SIPC. Annuities and insurance are offered through IFS Agencies, Inc., a licensed insurance agency. Neither LSC nor IFS Agencies, Inc. is affiliated with the Bank. The Bank's relationship with LSC and IFS Agencies, Inc. gives customers convenient access to financial consulting/advisory services and related uninsured non-deposit investment products, such as fixed and variable annuities and mutual funds. In addition, securities brokerage services are available through Liberty Securities Corp. Life, health and disability insurance are also available through IFS Agencies, Inc. To a much lesser extent, PSIA also offers homeowners insurance to Bank customers.

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

Federal Regulation of Savings Associations by the OTS

The OTS has extensive authority over the operations of savings associations. As part of this authority, Penn Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS. The last regular OTS examination of the Bank was as of December 2000.

All savings associations are subject to a semi-annual OTS assessment, based upon the savings association's total assets and supervisory evaluation. The Bank's OTS assessment for the fiscal year ended June 30, 2001 was $279,000.

The OTS, as well as the other federal banking agencies, has developed guidelines establishing safety and soundness standards on matters such as loan underwriting and documentation, internal controls and audit systems, asset quality, earning standards, interest rate risk exposure and compensation and other employee benefits.

Insurance of Accounts and Regulation by the FDIC

Penn Federal's deposits are insured by the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. The FDIC may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the deposit insurance funds. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the savings association's deposit insurance if it determines that the savings association has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

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

The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained earnings, and certain noncumulative perpetual preferred stock. In addition, all intangible assets, other than certain amounts of mortgage servicing rights, must be deducted from assets and capital for calculating compliance with the requirements. At June 30, 2001, Penn Federal had $7.0 million of intangible assets other than qualifying mortgage servicing rights.

At June 30, 2001, Penn Federal had tangible capital of $144.8 million, or 7.87% of adjusted total assets, which was approximately $117.2 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

The capital standards also require core capital equal to at least
3% of adjusted total assets and 4% of risk-weighted assets (as defined below). Core capital generally consists of tangible capital plus certain intangible assets up to 25% of adjusted total assets. At June 30, 2001, Penn Federal did not have any intangibles which were subject to these tests. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a ratio of core capital to adjusted total assets of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio.

At June 30, 2001, Penn Federal had core capital of $144.8 million, or 7.87% of adjusted total assets, which was approximately $71.2 million above the 4% ratio required to be considered adequately capitalized.

The OTS risk-based capital requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of selected items, such as certain permanent and maturing capital instruments that do not qualify as core capital and allowances for loan and lease losses up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. At June 30, 2001, the Bank had no capital instruments that qualify as supplementary capital. The Bank had $4.2 million of allowances for loan and lease losses at June 30, 2001, all of which was included as supplementary capital since it was less than 1.25% of risk-weighted assets.

In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, are multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of assets.

On June 30, 2001, Penn Federal had total risk-based capital of $149.0 million (including $144.8 million in core capital and $4.2 million in allowable supplementary capital) and risk-weighted assets of $950.0 million (including $42.9 million in converted off-balance sheet assets) resulting in a risk-based capital ratio of 15.69% of risk-weighted assets. This amount was $73.1 million above the 8% requirement in effect on that date.

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

Qualified Thrift Lender Test

All savings associations, including Penn Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every twelve months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (the "Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 2001, the Bank met the QTL test and has always met the test since its effective date.

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

Due to the heightened attention being given to the CRA in recent years, the Bank may be required to devote additional funds for investment and lending in its local communities. CRA compliance ratings given by the OTS include "outstanding," "satisfactory," "needs improvement" and "substantial noncompliance." The Bank was examined for CRA compliance in February 2001 and received a rating of "satisfactory."

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

As a member, Penn Federal is required to purchase and maintain stock in the FHLB of New York. At June 30, 2001, the Bank had $26.2 million in FHLB of New York stock, which was in compliance with this requirement. Over the past five fiscal years dividends on its FHLB of New York stock have averaged 6.84%.

For the year ended June 30, 2001, the Company recorded $1.5 million in dividends from the FHLB of New York resulting in a 6.79% yield.

Federal and State Taxation

Federal Taxation. In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Net operating losses can offset no more than 90% of alternative minimum taxable income.

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

New Jersey Taxation. The Bank is taxed under the New Jersey Savings Institution Tax Act. The tax is an annual privilege tax imposed at a rate of 3% on the net income of the Bank as reported for federal income tax purposes, with certain modifications. PennFed is taxed under the New Jersey Corporation Business Tax Act (the "Act"), and if it meets certain tests, will be taxed as an investment company at an effective annual rate for the taxable year ending June 30, 2001 of 2.25% of New Jersey taxable income (as defined in the Act). If it fails to meet such tests, it will be taxed at an annual rate of 9% of New Jersey taxable income. It is anticipated that PennFed will be taxed as an investment company. Penn Savings Insurance Agency is taxed under the Act at a rate of 9% on its New Jersey taxable income.

Delaware Taxation. PennFed, as a Delaware holding company, and Ferry Development Holding Company ("FDHC"), a Delaware investment company, are exempt from Delaware corporate income tax, but are required to file an annual report with and pay an annual fee to the State of Delaware. PennFed and FDHC are also subject to an annual franchise tax imposed by the State of Delaware. As Delaware business trusts, PennFed Capital Trust I and PennFed Capital Trust II are not required to pay income or franchise taxes to the State of Delaware.

EXECUTIVE OFFICERS
The executive officers of PennFed are elected annually and hold office until their respective successors have been elected and qualified or until death, resignation or removal by the Board of Directors. The executive officers of PennFed as of June 30, 2001 were as follows: Joseph L. LaMonica, President and Chief Executive Officer; Lucy T. Tinker, Senior Executive Vice President and Chief Operating Officer; Patrick D. McTernan, Senior Executive Vice President, General Counsel and Secretary; and Jeffrey J. Carfora, Executive Vice President and Chief Financial Officer. Ms. Tinker has announced her retirement effective September 28, 2001. In conjunction with Ms. Tinker's retirement, Mr. Carfora will assume the additional responsibilities of Chief Operating Officer effective September 28, 2001. Executive officers of PennFed do not receive any remuneration in their capacity as PennFed executive officers.

The following table sets forth certain information as of June 30, 2001 regarding the executive officers of the Bank who are not also directors.


Name                     Age               Positions Held with the Bank
----------------------------------------------------------------------------------------------
Lucy T. Tinker           61      Senior Executive Vice President and Chief Operating Officer
Jeffrey J. Carfora       43      Executive Vice President and Chief Financial Officer
Barbara A. Flannery      45      Executive Vice President and Retail Banking Group Executive
James M. O'Brien         49      Executive Vice President and Lending Group Executive

Officers are elected annually by the Board of Directors of the Bank. The business experience of each executive officer who is not also a director is set forth below.

Lucy T. Tinker - Ms. Tinker is responsible for the daily operations of the Bank. Ms. Tinker also assists President LaMonica in the development of corporate policies and goals. Ms. Tinker joined Penn Federal in 1989 as Vice President and Treasurer. In 1990, she was appointed Senior Vice President and Finance Group Executive. She was appointed Executive Vice President and Chief Operating Officer in 1993 and named Senior Executive Vice President in 1999. Ms. Tinker has announced her retirement effective September 28, 2001.

Jeffrey J. Carfora - Mr. Carfora is responsible for the financial affairs of the Bank, which include financial and tax accounting and reporting, strategic planning, budgeting, treasury operations and asset/liability management. Mr. Carfora joined Penn Federal in 1993 as Senior Vice President and Chief Financial Officer and was appointed Executive Vice President in 1999. In conjunction with Ms. Tinker's retirement, Mr. Carfora will also assume the additional responsibilities of Chief Operating Officer effective September 28, 2001.

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

Employees

At June 30, 2001, the Company and its subsidiaries had a total of 289 employees, including 47 part-time employees. The Company's employees are not represented by any collective bargaining group.

Item 2.  Properties

The Company conducts its business at its headquarters, operations center and the Bank's branch offices located in its primary market areas. The total net book value of the Company's premises and equipment (including land, building and leasehold improvements and furniture and equipment) at June 30, 2001 was $20.4 million.

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

In 1987, the New Jersey Department of Environmental Protection ("NJDEP") conducted an environment contamination investigation of the Orange Road branch site of First Federal Savings and Loan Association of Montclair ("First Federal"). Prior to the acquisition by First Federal, the location was used as a gasoline service station. On August 16, 1989, the NJDEP issued a "no further action" letter to First Federal with regard to this site. The Bank acquired First Federal effective September 11, 1989. Notwithstanding the earlier "no further action" letter, on June 25, 1997, the NJDEP issued a letter demanding that Penn Federal Savings Bank develop a remedial action work plan for the Orange Road branch site as a result of an investigation conducted on behalf of an adjacent property owner. The Bank disputed the NJDEP position that Penn Federal Savings Bank was a responsible party. On July 1, 1998, the NJDEP issued a letter determining that Penn Federal Savings Bank, Mobil Oil Corporation (now ExxonMobil) and the former gasoline service station owner were all responsible parties for the clean up at the subject site. Responsible parties may ultimately have full or partial obligation for the cost of remediation. The Bank has continued to vigorously deny liability but has recently engaged in discussions with ExxonMobil. The Bank may be willing to enter into a cost sharing arrangement with ExxonMobil if ExxonMobil will agree to develop and implement the remedial action work plan required by the NJDEP. A written proposal is expected to be submitted to the Bank by ExxonMobil. Currently, no written agreement has been signed and neither party is bound to any verbal conversations.

Based upon an environmental engineering report, a remedial investigation would cost approximately $30,000. The environmental engineering company has also indicated that, based upon their experience with similar type projects, the majority of cases are addressed by natural remediation. Natural remediation costs, if needed, range from $60,000 to $150,000. At June 30, 2001, the Bank has established a contingent environmental liability of $45,000, which is included in Accounts payable and other liabilities on the Company's Consolidated Statement of Financial Condition. The $45,000 represents one-half of the remedial investigation (one-half of $30,000, or $15,000) plus one-half of the lower end of the range for natural remediation (one-half of $60,000, or $30,000). Based upon the most current information available, management believes the $45,000 represents the most likely liability at this time.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2001.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

The Company's common stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "PFSB." At September 7, 2001, there were approximately 485 stockholders of record for the Company's common stock (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms).

Market Information

The following table sets forth the high and low closing sales prices per common share for the periods indicated.

                              Fiscal 2001 Closing Price   Fiscal 2000 Closing Price
                              -------------------------   -------------------------
                                 High         Low            High         Low
                              -------------------------   -------------------------
Quarter Ended:
September 30, 2000 and 1999     $15.375     $13.000        $17.625     $14.000
December 31, 2000 and 1999       17.063      13.625         16.000      12.844
March 31, 2001 and 2000          21.000      16.875         14.125      10.625
June 30, 2001 and 2000           23.100      19.200         14.125      11.500


The closing price of a common share was $23.10 at June 30, 2001 compared to $14.13 at June 30, 2000.

In the fourth quarter of fiscal 2001, the Company increased the quarterly cash dividend on its common stock to $0.05 per share. Prior quarterly cash dividends were $0.04 per share since the second quarter of fiscal 1999. Quarterly cash dividend payments of $0.035 per share were initiated in the second quarter of fiscal 1997.

Item 6. Selected Financial Data

The following selected consolidated financial data of the Company and its subsidiaries is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements, including notes thereto, included elsewhere in this document.

                                                                     At June 30,
                                     ---------------------------------------------------------------------------
                                        2001            2000             1999           1998             1997
                                     ---------------------------------------------------------------------------
                                                      (In thousands, except per share amounts)
Selected Financial Condition
Data:
Total assets ..................      $1,849,377      $1,729,219      $1,558,763      $1,551,938      $1,321,751
Loans receivable, net .........       1,295,492       1,259,248       1,066,611       1,095,852         931,451
Investment securities .........         333,969         303,026         293,282         178,310          35,290
Mortgage-backed securities ....         135,606          87,561         127,983         204,452         288,539
Deposits ......................       1,085,335       1,080,350       1,063,600       1,028,100         918,160
Total borrowings ..............         582,105         476,640         333,203         361,965         288,215
Trust Preferred securities, net          44,461          32,805          32,743          32,681              --
Stockholders' equity ..........         112,530         113,981         107,500         103,703          97,270

Book value per common share(1)            15.50           14.37           13.03           11.87           10.92
Tangible book value per common share(1)   14.54           13.24           11.68           10.33            9.13

--------------------
(1) In accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans," the calculation of book value per share only includes ESOP shares to the that they are released or committed to be released during the fiscal year.


                                                                            Year ended June 30,
                                                   -----------------------------------------------------------------------
                                                      2001           2000           1999           1998           1997(1)
                                                   -----------------------------------------------------------------------
                                                                     (In thousands, except per share amounts)
Selected Operating Data:
Total interest and dividend income ..............  $ 120,358      $ 111,763      $ 105,557      $ 100,805       $  85,401
Total interest expense ..........................     79,584         71,201         68,786         65,869          53,073
                                                   ----------------------------------------------------------------------
Net interest and dividend income ................     40,774         40,562         36,771         34,936          32,328
Provision for loan losses .......................        625            860            780            600             635
                                                   ----------------------------------------------------------------------
Net interest income after provision for
        loan losses .............................     40,149         39,702         35,991         34,336          31,693
                                                   ----------------------------------------------------------------------
Service charges .................................      2,495          2,172          2,113          1,974           1,666
Net gain (loss) from real estate operations .....         65            114             31           (156)           (181)
Net gain on sales of loans ......................        666             36            860            528              --
Other non-interest income .......................        588            625            542            321             298
                                                   ----------------------------------------------------------------------
Total non-interest income .......................      3,814          2,947          3,546          2,667           1,783
                                                   ----------------------------------------------------------------------
Total non-interest expenses .....................     24,642         22,728         21,776         19,563          22,385(1)
                                                   ----------------------------------------------------------------------
Income before taxes .............................     19,321         19,921         17,761         17,440          11,091
Income tax expense ..............................      6,808          7,051          6,304          6,242           4,205
                                                   ----------------------------------------------------------------------
Net income ......................................  $  12,513      $  12,870      $  11,457      $  11,198       $   6,886(1)
                                                   ======================================================================

Net income per common share:
Basic ...........................................  $    1.64      $    1.58      $    1.36      $    1.25       $    0.77(1)
                                                   ======================================================================

Diluted .........................................  $    1.55      $    1.50      $    1.29      $    1.16       $    0.73(1)
                                                   ======================================================================

(1) Fiscal 1997 includes the effect of a one-time SAIF recapitalization assessment of approximately $4.8 million, or $3.1 million net of taxes. Excluding this non-recurring assessment, total non-interest expenses would have been $17.6 million, net income would have been $9.9 million, basic earnings per share would have been $1.12 and diluted earnings per share would have been $1.05.

                                                                                  At and for the year ended June 30,
                                                                  ------------------------------------------------------------------
Selected Financial Ratios and Other Data:                           2001          2000         1999            1998          1997(1)
                                                                  ------------------------------------------------------------------
Performance Ratios:
Return on average assets (ratio of net income to
        average total assets) ..............................         0.72%        0.79%         0.74%          0.78%        0.58%(1)
Return on average stockholders' equity (ratio of
        net income to average stockholders' equity) ........        10.95        11.61         11.03          10.96         7.42(1)
Net interest rate spread during the year ...................         2.06         2.22          2.11           2.20         2.58
Net interest margin (net interest and dividend
        income to average interest-earning assets) .........         2.43         2.57          2.45           2.54         2.83
Ratio of average interest-earning assets to average
        deposits and borrowings ............................       107.67       107.64        107.27         107.07       105.30
Ratio of earnings to fixed charges(2):
        Excluding interest on deposits .....................         1.68x        1.81x         1.88x          1.99x        1.86x
        Including interest on deposits .....................         1.24x        1.28x         1.26x          1.26x        1.21x
Ratio of non-interest expense to average total assets ......         1.42%        1.39%         1.40%          1.37%        1.87%(1)
Efficiency ratio (non-interest expense, excluding
        amortization of intangibles, to net interest and
        dividend income and non-interest income excluding
        gains on sales and real estate operations) .........        51.59        47.53         49.24          46.00        57.95(1)
Dividend payout ratio ......................................        10.37        10.13         11.40          11.20        13.64

Asset Quality Ratios:
Non-accruing loans to total loans at end of year ...........         0.13         0.21          0.34           0.34         0.59
Allowance for loan losses to non-accruing loans
        at end of year .....................................       259.50       146.70         87.44          74.18        47.80
Allowance for loan losses to total loans at end of year ....         0.33         0.32          0.30           0.25         0.28
Non-performing assets to total assets at end of year .......         0.12         0.18          0.30           0.35         0.48
Ratio of net charge-offs during the year to average
        loans outstanding during the year ..................         0.03         0.01          0.03           0.04         0.08

Capital Ratios:
Stockholders' equity to total assets at end of year ........         6.08         6.59          6.90           6.68         7.36
Average stockholders' equity to average total assets .......         6.58         6.78          6.67           7.14         7.76

Tangible capital to tangible assets at end of year(3) ......         7.87         7.76          7.88           7.09         5.61
Core capital to adjusted tangible assets at end of year(3) .         7.87         7.76          7.88           7.11         5.64
Risk-based capital to risk-weighted assets at end of year(3)        15.69        15.50         16.29          15.16        12.22

Other Data:
Number of branch offices at end of year ....................           21           20            20             18           17
Number of deposit accounts at end of year ..................       88,500       88,300        88,200         87,500       85,400
Cash dividends declared per common share ...................      $ 0.170     $  0.160      $  0.155        $ 0.140      $ 0.105


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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

In July 1994, PennFed became the savings and loan holding company of the Bank. Currently, the results of operations of the Company are primarily those of the Bank and its subsidiaries and the Trusts.

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

Emphasizing Lending Secured by One- to Four-Family Residential First Mortgages. The Company will continue to emphasize production (through origination and purchase) of traditional one- to four-family first mortgage loans secured by properties located primarily in New Jersey. The Company produced $305.9 million, $278.3 million and $326.7 million in one- to four-family mortgage loans in fiscal 2001, 2000 and 1999, respectively. The Company's interest income has been derived primarily from one- to four-family mortgage loans on residential real estate which totaled $1.1 billion or 82.6% of the Company's gross loan portfolio at June 30, 2001. During the first nine months of fiscal 2001, the Company's strategy included the sale of conforming, fixed rate one- to four-family residential loan production. Loans sold under this strategy totaled approximately $29 million for the current fiscal year. In addition, the Company sold approximately $65 million of longer duration, one- to four-family residential mortgage loans in an effort to improve liquidity, interest rate risk and net interest margin. Effective with the issuance of the $12 million Trust Preferred securities in March 2001, a determination was made whereby conforming, fixed rate one- to four-family mortgage loan production would not be sold for a period of time. This change was made as part of a leverage strategy associated with the Trust Preferred securities offering. The year ended June 30, 2000 represented a higher interest rate environment and the majority of one- to four-family residential mortgage loan production was for adjustable rate products. Therefore, loan sale activity was reduced as the majority of production was retained in portfolio. For the year ended June 30, 2000, the Company sold loans totaling $5.5 million. At June 30, 2001, the Company has made no determination as to the sale of loans presently committed to be originated. The level of loan sale activity continues to be evaluated with primary consideration given to interest rate risk, long-term profitability and liquidity objectives.

Increasing the Commercial and Multi-Family and Consumer Loan Portfolios. In addition to one- to four-family residential first mortgage lending, the Company will continue its emphasis on increasing the commercial and multi-family and consumer loan porfolios as a percentage of total loans. Such loans reprice more frequently, have shorter maturities, and/or have higher yields than one- to four-family first mortgage loans. The Company originated $110.6 million, $95.7 million and $75.5 million of commercial and multi-family and consumer loans in fiscal 2001, 2000 and 1999, respectively. As of June 30, 2001, 2000 and 1999 commercial and multi-family and consumer loans represented 17.4%, 14.7% and 13.9%, respectively, of the total gross loan portfolio.

Maintaining Asset Quality. The Company's loan portfolio consists primarily of one- to four-family mortgages, which are considered to have less risk than commercial and multi-family real estate or consumer loans.

The Company's non-performing assets consist of non-accruing loans and real estate owned. The Company focuses on strong underwriting and collection efforts and aggressive marketing of real estate owned properties. In addition, the Company has occasionally restructured loans in order to return the loan to a performing status. As a result, non-performing assets as a percentage of total assets were 0.12% at June 30, 2001.

Increasing Core Deposit Balances. The Company's primary source of funds is deposits. The Company will continue to emphasize growth in lower costing core deposits consisting of checking, money market and savings accounts. These core deposits increased $39.3 million, or 14.1%, in fiscal 2001.

Managing the Company's Exposure to Interest Rate Risk. The Company has an asset/liability committee that meets no less than weekly to price loan and deposit products and monthly to develop, implement and review strategies and policies to manage interest rate risk. The Company has endeavored to manage its interest rate risk through the pricing and diversification of its loan and deposit products, including the focus on the production of first mortgage products with adjustable rate features and/or with shorter terms to maturity, as well as the origination of commercial and multi-family real estate and consumer loans which generally have shorter expected average lives or reprice at shorter intervals than one- to four-family residential first mortgage products. The Company has also engaged in one- to four-family mortgage loan sales whereby longer duration conventional loans have been sold. Furthermore, as part of its interest rate risk strategy, the Company has emphasized core deposits and utilized intermediate/longer-term borrowings and has, at select times, emphasized longer term certificates of deposit. See "Interest Rate Sensitivity Analysis" and "Asset/Liability Strategy."

Improving Non-Interest Income. The Company has and will continue to seek additional ways of improving non-interest income. Total service charges and other non-interest income, excluding the net gain on sales of loans and real estate operations, reflected a $286,000, or 10.2%, increase for fiscal 2001 compared to fiscal 2000, due to growth in core deposits and earnings from the Bank's Investment Services at Penn Federal program. This program gives customers convenient access to financial consulting/advisory services and related uninsured non-deposit investment and insurance products at local branch offices through a non-affiliated entity.

Controlling Non-Interest Expenses. Non-interest expenses are carefully monitored, which includes ongoing reviews of staffing levels, facilities and operations. The Company's ratio of non-interest expenses to average total assets was 1.42% for the year ended June 30, 2001.

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

The following table provides information about the Company's interest sensitive financial instruments. Except for the effects of prepayments and scheduled principal amortization on mortgage related assets, the table presents principal cash flows and related weighted average interest rates by the earlier of term to repricing or contractual term to maturity. Callable government agency securities are assumed to be called within one year if their stated interest rates are at or above current market rates. If the stated interest rate is below current market rates, these callable securities are assumed to be called at an estimated average life of approximately 4.0 years.

Residential fixed and adjustable rate loans are assumed to prepay at an annualized rate between 12% and 35%. Commercial and multi-family real estate loans are assumed to prepay at an annualized rate between 10% and 42% while consumer loans are assumed to prepay at a 38% rate. Fixed and adjustable rate mortgage-backed securities have annual payment assumptions ranging from 24% to 44%. Demand loans and loans which have no repayment schedule or stated final maturity, are assumed to be due within six months. Loan and mortgage-backed securities balances are net of non-performing loans and are not adjusted for unearned discounts, premiums, and deferred loan fees.

The Company assumes that savings account balances decay gradually over time. Based on historical information, 12% of such balances roll-off within one year; 10% roll-off in the second year; 8% roll-off in the third year; and 5% roll-off each year thereafter. At June 30, 2001, $120.9 million, or 66%, of savings accounts roll-off after five years. Transaction accounts, excluding money market accounts, are assumed to roll-off after five years. Money market accounts are assumed to be variable accounts and are reported as repricing within six months. No roll-off rate is applied to certificates of deposit. Fixed maturity deposits reprice at maturity.


                                                                                          Maturing or Repricing
                                                           ----------------------------------------------------------------------
                                                                                           Year ended June 30,
                                                           ----------------------------------------------------------------------
                                                             2002            2003         2004           2005           2006
                                                           ----------------------------------------------------------------------
                                                                                          (Dollars in thousands)
Fixed rate mortgage loans including
        one- to four-family and commercial
        and multi-family ............................      $ 120,595     $  82,975     $  74,714     $  68,637     $  63,487
        Average interest rate .......................           7.27%         7.20%                       7.19%         7.19%

Adjustable rate mortgage loans including
        one- to four-family and commercial
        and multi-family ............................      $ 167,431     $ 106,397     $  79,329     $  76,098     $  22,192
        Average interest rate .......................           7.43%         7.15%         7.33%         7.26%         7.96%

Consumer loans including
        demand loans ................................      $  86,537     $  13,712     $   8,729     $   5,658     $     680
        Average interest rate .......................           7.59%         7.89%         7.89%        7.89%          7.89%

Investment securities and other .....................      $  26,228     $   2,000     $ 304,538     $      --     $      --
        Average interest rate .......................           6.50%         8.72%         6.77%        0.00%          0.00%

Mortgage-backed securities ..........................      $  38,101     $  21,393     $  17,527     $  14,085     $  11,632
        Average interest rate .......................           7.28%         7.02%                       7.03%         7.03%

   Total interest-earning assets ....................      $ 438,892     $ 226,477     $ 484,837     $ 164,478     $  97,991
                                                           ======================================================================

Savings deposits ....................................      $  22,056     $  16,175     $  11,646     $   6,696     $   6,362
        Average interest rate .......................           1.85%         1.85%                       1.85%         1.85%

Money market and demand deposits
        (transaction accounts) ......................        $16,193     $      --     $      --     $      --     $      --
        Average interest rate .......................           2.85%         0.00%         0.00%         0.00%         0.00%

Certificates of deposit .............................      $ 490,120     $ 188,090     $  31,125     $  48,297     $   7,939
        Average interest rate .......................           4.97%         5.95%         5.32%         6.21%         5.36%

FHLB of New York advances ...........................      $  70,000     $  10,000     $  29,000     $  20,000     $  20,000
        Average interest rate .......................           6.06%         4.51%         5.09%         5.98%         5.33%

Other borrowings ....................................      $ 108,290     $      --     $  19,350     $      --     $      --
        Average interest rate .......................           4.31%         0.00%         4.92%         0.00%         0.00%

        Total deposits and borrowings ...............      $ 706,659     $ 214,265     $  91,121     $  74,993     $  34,301
                                                           ======================================================================

Interest earning assets less deposits and
        borrowings (interest-rate sensitivity gap) ..     ($ 267,767)    $  12,212     $ 393,716     $  89,485     $  63,690
                                                           ======================================================================

Cumulative interest-rate sensitivity gap ............     ($ 267,767)   ($ 255,555)    $ 138,161     $ 227,646     $ 291,336
                                                           ======================================================================

Cumulative interest-rate sensitivity
        gap as a percentage of total assets
        at June 30, 2001 ............................         (14.48%)      (13.82%)        7.47%        12.31%        15.75%
                                                           ======================================================================

Cumulative interest-rate sensitivity gap
        as a percentage of total interest-
        earning assets at June 30, 2001 .............         (15.02%)      (14.33%)        7.75%        12.77%        16.34%
                                                           ======================================================================

Cumulative interest-earning assets as a
        percentage of cumulative deposits and
        borrowings at June 30, 2001 .................          62.11%        72.25%       113.65%       120.94%       125.98%
                                                           ======================================================================




                                                                          Maturing or Repricing
                                                          -------------------------------------------------
                                                                           Year ended June 30,
                                                          -------------------------------------------------
                                                            Thereafter           Total           Fair Value
                                                          -------------------------------------------------
                                                                          (Dollars in thousands)
Fixed rate mortgage loans including
        one- to four-family and commercial
        and multi-family ............................       $ 292,685        $   703,093        $   706,295
        Average interest rate .......................            7.20%           7.24%              7.23%

Adjustable rate mortgage loans including
        one- to four-family and commercial
        and multi-family ............................       $  18,636        $   470,083        $   475,089
        Average interest rate .......................          7.78%              7.36%

Consumer loans including
        demand loans ................................       $      --        $   115,316        $   115,284
        Average interest rate .......................            0.00%              7.66%

Investment securities and other .....................       $  27,421        $   360,187        $   353,463
        Average interest rate .......................            8.19%              6.87%

Mortgage-backed securities ..........................       $  31,979        $   134,717        $   136,592
        Average interest rate .......................            6.98%              6.99%              7.08%

   Total interest-earning assets ....................       $ 370,721        $ 1,783,396        $ 1,786,723
                                                          =================================================

Savings deposits ....................................       $ 120,871        $   183,806        $   183,806
        Average interest rate .......................            1.85%              1.85%              1.85%

Money market and demand deposits
        (transaction accounts) ......................       $ 117,432        $   133,625        $   133,625
        Average interest rate .......................            0.65%              0.92%

Certificates of deposit .............................       $      --        $   765,571        $   777,095
        Average interest rate .......................            0.00%              5.30%

FHLB of New York advances ...........................       $ 305,465        $   454,465        $   470,466
        Average interest rate .......................            6.17%              6.00%

Other borrowings ....................................       $      --        $   127,640        $   128,024
        Average interest rate .......................            0.00%              4.40%

        Total deposits and borrowings ...............       $ 543,768        $ 1,665,107        $ 1,693,016
                                                          =================================================

Interest earning assets less deposits and
        borrowings (interest-rate sensitivity gap) ..      ($ 173,047)       $   118,289
                                                          ==============================

Cumulative interest-rate sensitivity gap ............       $ 118,289
                                                          ============

Cumulative interest-rate sensitivity
        gap as a percentage of total assets
        at June 30, 2001 ............................            6.39%
                                                          ============

Cumulative interest-rate sensitivity gap
        as a percentage of total interest-
        earning assets at June 30, 2001 .............            6.62%
                                                          ============

Cumulative interest-earning assets as a
        percentage of cumulative deposits and
        borrowings at June 30, 2001 .................          107.09%
                                                          ============



At June 30, 2001, the Company's total deposits and borrowings maturing or repricing within one year exceeded its total interest-earning assets maturing or repricing within one year by $267.8 million, representing a one year negative gap of 14.48% of total assets, compared to a one year negative gap of 22.12% of total assets at June 30, 2000. See "Asset/Liability Strategy." The Company's gap position improved from June 30, 2000 due to an increase in mortgage related prepayment rates brought about by a decline in market interest rates as well as the sale of $94.1 million of one- to four-family residential mortgage loans, the proceeds of which were used to reduce short-term borrowings. Additionally, short-term certificates of deposit, including municipal certificates of deposit, have decreased $100.9 million while medium-term certificates of deposit have increased $66.3 million. Also contributing to the improve-ment in the negative gap position was an increase in core deposits and medium-term borrowings. At June 30, 2000, the Company had $30 million in notional amount of interest rate swaps, designed to synthetically lengthen the maturities of short-term deposits. As of June 30, 2001, these interest rate swaps had matured or had been terminated early.

In evaluating the Company's exposure to interest rate risk, certain limitations inherent in the method of interest rate gap analysis presented in the foregoing table must be considered. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgages, have features which restrict changes in interest rates in the short-term and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. The Company considers all of these factors in monitoring its exposure to interest rate risk.

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

As of June 30, 2001, the Bank's internally generated initial NPV ratio was 8.51%. Following a 2% increase in interest rates, the Bank's Post-Shock NPV ratio was 6.81%. The change in the NPV ratio, or the Bank's Sensitivity Measure, was 1.70%. As of June 30, 2001, the Company's internally generated initial NPV ratio was 8.21%, the Post-Shock ratio was 6.44%, and the Sensitivity Measure was 1.77%. Variances between the Bank's and the Company's NPV ratios are attributable to balance sheet items which are adjusted during consolidation, such as investments, intercompany borrowings and capital.

Internally generated NPV measurements are based on simulations which utilize institution specific assumptions and, as such, generally result in lower levels of presumed interest rate risk (i.e., higher Post-Shock NPV ratio and lower Sensitivity Measure) than OTS measurements indicate.

The OTS measures the Bank's (unconsolidated) IRR on a quarterly basis using data from the quarterly Thrift Financial Reports filed by the Bank with the OTS, coupled with non-institution specific assumptions which are based on national averages. As of June 30, 2001, the Bank's initial NPV ratio, as measured by the OTS, was 8.68%, the Bank's Post-Shock ratio was 5.26% and the Sensitivity Measure was 3.42%.

In addition to monitorFing NPV and gap, management also monitors the duration of assets and liabilities and the effects on net interest income resulting from parallel and non-parallel increases or decreases in rates.

At June 30, 2001, based on its internally generated simulation models, the Company's consolidated net interest income projected for one year forward would decrease 9.4% from the base case, or current market, as a result of an immediate and sustained 2% increase in interest rates.

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

3. The Company has periodically sold a portion of its one- to four-family whole mortgage loan portfolio in an effort to shorten its average life and duration, as well as to mitigate prepayment risk and reduce borrowings. The level of such activity continues to be evaluated with primary consideration given to interest rate risk, long-term profitability and liquidity objectives.

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

6. The Company has also emphasized growth in core deposit accounts as such funds are lower cost alternatives, are relatively stable and, thus, have a longer duration and assist in strengthening customer relationships.

During fiscal 2001, each of the strategies noted above was employed to manage the Company's sensitivity to changes in interest rates. In the first half of the fiscal year, higher market rates, coupled with a flat and often inverted yield curve, led to improved rate sensitivity but a reduction in net interest rate spread. To ease liquidity pressures, manage interest rate risk and improve net interest rate spread, the Company engaged in loan sale activities. In the first half of the fiscal year, $80.3 million of one- to four-family fixed rate residential mortgages were sold. In addition, $48 million of 30-year bi-weekly residential mortgages were securitized with Freddie Mac (including loan servicing) and the resulting mortgage-backed securities were retained with the Bank. In the second half of fiscal 2001, lower short-term market rates of interest and a significantly steeper yield curve resulted in an increase in residential mortgage activity. Loan prepayments rose sharply and fixed rate new mortgage loan production accelerated. Fixed rate loan volumes increased from 30% of total new volumes in fiscal 2000 to 75% in fiscal 2001. Due to increased loan prepayments and the issuance of the $12 million of Trust Preferred securities in March 2001, a determination was made whereby conforming, fixed rate one- to four-family mortgage loan production would not be sold for a period of time to leverage the proceeds of such issuance.

As a result of the above activity, one- to four-family first mortgage loan balances fell $4.2 million between June 30, 2000 and June 30, 2001; adjustable rate balances fell $46.9 million, despite attractive pricing of such products, while fixed rate balances increased $42.7 million. Consumer loan balances increased $18.1 million, $14.0 million in prime-based home equity lines of credit and $4.1 million in principally fixed rate second mortgages and other products of shorter duration than one- to four-family residential mortgages. Commercial and multi-family real estate loan balances grew $22.4 million during the current fiscal year with $21.3 million of the growth in adjustable rate products.

At June 30, 2001, medium and long-term certificates of deposits with remaining maturities greater than one year totaled $275.4 million compared to $232.4 million at June 30, 2000. The lengthening of certificate of deposit maturities was complemented by a $39.3 million increase in core deposit balances. Checking and money market account balances grew $9.2 million, while savings balances increased $30.1 million. Furthermore, wholesale borrowings with remaining maturities greater than one year totaled $403.8 million at June 30, 2001, reflecting growth of $70.0 million during the current fiscal year. Short-term retail deposit balances with remaining maturities less than one year, including municipal deposit balances, fell $68.9 million while short-term wholesale funding balances grew $35.5 million between June 30, 2000 and June 30, 2001.

Additionally, the Company emphasizes and promotes its savings, money market and demand deposit accounts, and certificates of deposit with varying maturities through five years, principally within its primary market areas. The balances of savings, money market and demand deposit accounts, which represented approximately 29% of total deposits at June 30, 2001, tend to be less susceptible to rapid changes in interest rates than certificates of deposit balances.

The Company's cost of funds responds more rapidly to changes in interest rates than its yield on earning assets due to the shorter terms of its funding portfolios. Consequently, the results of operations are influenced by the levels of short-term interest rates.

Management will continue to monitor and employ such strategies, as necessary, in conjunction with its overall strategic objectives.

Analysis of Net Interest Income. The following table sets forth certain information relating to the Company's consolidated statements of financial condition and the consolidated statements of income for the years ended June 30, 2001, 2000 and 1999 and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived from average daily balances. The average balance of loans receivable includes non-accruing loans. The yields and costs include fees which are considered adjustments to yields.

                                                                              Year ended June 30,
                                     -----------------------------------------------------------------------------------------------
                                                     2001                            2000                           1999
                                     -----------------------------------------------------------------------------------------------
                                       Average     Interest            Average     Interest            Average    Interest
                                     Outstanding    Earned/  Yield/  Outstanding    Earned/  Yield/  Outstanding   Earned/    Yield/
                                       Balance       Paid     Rate     Balance       Paid     Rate     Balance      Paid       Rate
                                     -----------------------------------------------------------------------------------------------
                                                                             (Dollars in thousands)
Interest-earning assets:
One- to four-family mortgage
    loans ..........................  $1,040,942  $  73,480   7.06%  $  988,454   $ 69,085    6.99% $  970,924     $67,785    6.98%
Commercial and multi-family real
    estate loans ...................      97,921      8,455   8.63       79,604      6,788    8.53      68,528      5,922     8.64
Consumer loans .....................     107,695      8,311   7.72       83,187      6,153    7.40      63,627      4,581     7.20
                                      ----------      -----              ------      -----              ------      -----


    Total loans receivable .........   1,246,558     90,246   7.24    1,151,245     82,026    7.12   1,103,079     78,288     7.10

Federal funds sold .................       1,013         61   6.02          307         17    5.54       1,379         68     4.93
Investment securities and other ....     327,208     22,716   6.94      323,190     22,547    6.98     234,576     16,318     6.96
Mortgage-backed securities .........     105,297      7,335   6.97      105,913      7,173    6.77     161,702     10,883     6.73
                                      ----------      -----              ------      -----              ------      -----
      Total interest-earning assets    1,680,076  $ 120,358   7.16    1,580,655   $111,763    7.07   1,500,736   $105,557     7.03
                                                  =========                       ========                       ========
Non-interest earning assets ........      55,173                         55,857                         57,450
                                      ----------                     ----------                     ----------
      Total assets .................  $1,735,249                     $1,636,512                     $1,558,186
                                      ==========                     ==========                     ==========


Deposits and borrowings:
    Money market and demand
      deposits .....................  $  124,926  $   1,468   1.18%  $  115,827   $  1,329    1.15% $  102,425   $  1,188     1.16%
    Savings deposits ...............     163,292      2,830   1.73      161,845      2,645    1.63     163,636      2,879     1.76
    Certificates of deposit ........     812,440     46,987   5.78      786,949     42,784    5.44     792,507     44,581     5.63
                                       ---------     ------             -------     ------             -------     ------
      Total deposits ...............   1,100,658     51,285   4.66    1,064,621     46,758    4.39   1,058,568     48,648     4.60

    FHLB of New York advances ......     397,614     24,571   6.18      322,754     19,591    6.07     266,906     16,052     6.01
    Other borrowings ...............      62,164      3,728   6.00       81,053      4,852    5.99      73,514      4,086     5.56
                                       ---------     ------             -------     ------             -------     ------
      Total deposits and borrowings    1,560,436  $  79,584   5.10    1,468,428   $ 71,201    4.85   1,398,988   $ 68,786     4.92
                                                  =========                       ========                       ========


Other liabilities ..................      24,734                         24,417                         22,619
                                       ---------                      ---------                      ---------
      Total liabilities ............   1,585,170                      1,492,845                      1,421,607

Trust Preferred securities .........      35,849                         32,774                         32,712
Stockholders' equity ...............     114,230                        110,893                        103,867
                                       ---------                      ---------                      ---------
      Total liabilities and
       stockholders' equity ........  $1,735,249                     $1,636,512                    $ 1,558,186
                                      ==========                     ==========                    ===========

Net interest income and net interest
      rate spread ..................              $  40,774   2.06%               $ 40,562    2.22%              $ 36,771     2.11%
                                                  =========   ====                ========    ====               ========     ====

Net interest-earning assets and
      interest margin ..............   $ 119,640              2.43%    $112,227               2.57%   $101,748               2.45%
                                        ========              ====     ========               ====    ========               ====

Ratio of interest-earning assets to
      deposits and borrowings ......                        107.67%                         107.64%                         107.27%
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

                                                                   Year ended June 30,
                                         -------------------------------------------------------------------------
                                                    2001 vs. 2000                      2000 vs. 1999
                                                 Increase (Decrease)                 Increase (Decrease)
                                                        Due to                              Due to
                                         ------------------------------------  -----------------------------------
                                                                     Total                                Total
                                                             Rate/  Increase                    Rate/   Increase
                                          Volume    Rate    Volume (Decrease)  Volume     Rate  Volume  (Decrease)
                                         ------------------------------------  -----------------------------------
                                                                      (In thousands)
Interest-earning assets:
    One- to four-family
        mortgage loans                   $3,668  $    690    $  37   $4,395    $1,224    $  75    $ 1     $1,300
    Commercial and multi-family
        real estate loans                 1,562        85       20    1,667       957      (77)   (14)       866
    Consumer loans                        1,813       266       79    2,158     1,409      124     39      1,572
                                         -------------------------------------------------------------------------
        Total loans receivable            7,043     1,041      136    8,220     3,590      122     26      3,738
    Federal funds sold                       39         2        3       44       (53)       8     (6)       (51)
    Investment securities and other         280      (110)      (1)     169     6,164       47     18      6,229
    Mortgage-backed securities              (42)      205       (1)     162    (3,755)      68    (23)    (3,710)
                                         -------------------------------------------------------------------------
        Total interest-earning assets    $7,320   $ 1,138     $137   $8,595    $5,946    $ 245   $ 15     $6,206
                                         =========================================================================
Deposits and borrowings:
    Money market and demand
        deposits                          $ 104      $ 32     $  3  $   139    $  155   $  (12)  $ (2)   $   141
    Savings deposits                         24       160        1      185       (31)    (205)     2       (234)
    Certificates of deposit               1,386     2,729       88    4,203      (313)  (1,495)    11     (1,797)
                                         -------------------------------------------------------------------------
        Total deposits                    1,514     2,921       92    4,527      (189)  (1,712)    11     (1,890)
    FHLB of New York advances             4,544       354       82    4,980     3,359      149     31      3,539
    Other borrowings                     (1,131)        9       (2)  (1,124)      419      315     32        766
                                         -------------------------------------------------------------------------
        Total deposits and borrowings    $4,927   $ 3,284     $172   $8,383    $3,589  $(1,248)  $ 74     $2,415
                                         =========================================================================
    Net change in net interest income    $2,393   $(2,146)   $ (35)  $  212    $2,357  $ 1,493   $(59)    $3,791
                                         =========================================================================

Financial Condition

Comparison of Financial Condition at June 30, 2001 and June 30, 2000

Total assets increased $120.2 million to $1.849 billion at June 30, 2001 from total assets of $1.729 billion at June 30, 2000. The increase was primarily due to the originations and purchases of loans offset by sales of one- to four-family residential loans and principal payments on loans and mortgage-backed securities. During the first nine months of fiscal 2001, the Company's strategy included the sale of conforming, fixed rate one- to four-family residential loan production. Loans sold under this strategy totaled approximately $29 million for the current fiscal year. In addition, the Company sold approximately $65 million of longer duration, one- to four-family residential mortgage loans in an effort to improve liquidity, interest rate risk and net interest margin. Effective with the issuance of the $12 million of Trust Preferred securities in March 2001, a determination was made whereby conforming, fixed rate one- to four-family mortgage loan production would not be sold for a period of time to leverage the proceeds of such issuance. At June 30, 2001, the Company has made no determination as to the sale of loans presently committed to be originated.

During the year ended June 30, 2001, the Company securitized approximately $48 million of one- to four-family mortgage loans as Fannie Mae mortgage-backed securities. These securities are held in the Company's securities portfolio for collateral purposes.

Deposits increased $5.0 million to $1.085 billion at June 30, 2001 from $1.080 billion at June 30, 2000. While higher costing certificate of deposit accounts decreased, the Company's focus on lower costing deposits resulted in a $39.3 million, or 14.1%, increase in core deposits (checking, savings and money market accounts). FHLB of New York advances and other borrowings increased $105.5 million from $476.6 million at June 30, 2000, reflecting growth primarily in medium-term borrowings.

Non-performing assets at June 30, 2001 totaled $2.1 million, representing 0.12% of total assets, compared to $3.0 million, or 0.18% of total assets, at June 30, 2000. Non-accruing loans totaled $1.6 million, with a ratio of non-accruing loans to total loans of 0.13% at June 30, 2001 as compared to $2.7 million, or 0.21% of total loans, at June 30, 2000. Real estate owned increased to $500,000 at June 30, 2001 from $334,000 at June 30, 2000.

Stockholders' equity at June 30, 2001 totaled $112.5 million compared to $114.0 million at June 30, 2000. The decrease primarily reflects the net income recorded for the year ended June 30, 2001, offset by the repurchase of 845,000 shares of the Company's outstanding stock at an average market price of $17.21 per share and the declaration of dividends.

Results of Operations

Comparison of Operating Results for the Years Ended June 30, 2001 and June 30, 2000

General. For the year ended June 30, 2001, net income was $12.5 million, or $1.55 per diluted share, compared to net income of $12.9 million, or $1.50 per diluted share, for the year ended June 30, 2000.

Interest and Dividend Income. Interest and dividend income for the year ended June 30, 2001 increased to $120.4 million from $111.8 million for the year ended June 30, 2000. The increase in the year ended June 30, 2001 was due to an increase in average interest-earning assets, coupled with an increase in the average yield earned on interest-earning assets. Average interest-earning assets were $1.7 billion for the year ended June 30, 2001 compared to $1.6 billion for the prior fiscal year. The average yield on interest-earning assets increased to 7.16% for the year ended June 30, 2001 from 7.07% for the year ended June 30, 2000.

Interest income on residential one- to four-family mortgage loans for the year ended June 30, 2001 increased $4.4 million when compared to the prior fiscal year. The increase in interest income on residential one- to four-family mortgage loans was due to an increase of $52.5 million in the average balance outstanding for the year ended June 30, 2001 over the prior fiscal year. The increase in interest income on residential one- to four-family mortgage loans was also the result of an increase in the average yield earned on this loan portfolio to 7.06% for the year ended June 30, 2001 compared to 6.99% for the prior fiscal year.

Interest income on commercial and multi-family real estate loans increased $1.7 million for the year ended June 30, 2001 when compared to the prior year. The increase in interest income on commercial and multi-family real estate loans were attributable to an increase of $18.3 million in the average outstanding balance for the year ended June 30, 2001 compared to the prior year. The growth in interest income on this portfolio was also due to an increase in the average yield earned on commercial and multi-family real estate loans. The average yield increased to 8.63% for the current year compared to 8.53% for the year ended June 30, 2000.

Interest income on consumer loans increased $2.2 million for the year ended June 30, 2001 compared to the prior year. The increase in interest income for this loan portfolio was due to an increase of $24.5 million in the average balance outstanding for the year ended June 30, 2001 when compared to the prior year. Also contributing to the increase in interest income on consumer loans was an increase in the average yield earned on these loans. The average yield increased to 7.72% for the year ended June 30, 2001 compared to 7.40% for the prior year.

Interest Expense. Interest expense increased $8.4 million for the year ended June 30, 2001 from $71.2 million for fiscal 2000. The increase was attributable to an increase in total average deposits and borrowings as well as an increase in the Company's cost of funds. Average deposits and borrowings increased $92.0 million for the year ended June 30, 2001 compared to the 2000 period. The average rate paid on deposits and borrowings increased to 5.10% for the year ended June 30, 2001 from 4.85% for the prior fiscal year.

Net Interest and Dividend Income. Net interest and dividend income for the year ended June 30, 2001 was $40.8 million, reflecting an increase from $40.6 million recorded in the prior fiscal year. Average net interest-earning assets increased $7.4 million for the year ended June 30, 2001 when compared to the prior year, while the net interest margin of 2.43% for the current year reflected a 0.14% decline from 2.57% for the year ended June 30, 2000. The compression in the net interest margin when compared to the prior year was attributable to increased short-term interest rates and the resulting rise in the Company's cost of funds, as well as continued stock repurchases by the Company. However, the margin for the fourth quarter of fiscal 2001 of 2.53% improved from a margin of 2.45% for the June 30, 2000 quarter as short term market interest rates began to decline substantially during the later half of fiscal 2001.

Provision for Loan Losses. The provision for loan losses for the year ended June 30, 2001 was $625,000 compared to $860,000 for the prior fiscal year. The allowance for loan losses at June 30, 2001 of $4.2 million reflects a $265,000 increase from the June 30, 2000 level. The allowance for loan losses as a percentage of non-performing loans was 259.50% at June 30, 2001, compared to 146.70% at June 30, 2000. The increase is principally attributable to a decline in the Company's non-performing loans. The allowance for loan losses as a percentage of total loans at June 30, 2001 was 0.33%.

Non-Interest Income. For the year ended June 30, 2001, non-interest income was $3.8 million compared to $2.9 million for the prior fiscal year. The increase in non-interest income was primarily due to an increase in the net gain on sales of loans during the current year when compared to the prior year. During the year ended June 30, 2001, the net gain on sales of loans was $666,000 as compared to $36,000 for the year ended June 30, 2000. Under a Company strategy of selling conforming, fixed rate one- to four-family residential loan production, approximately $29 million of such loans were sold during the current year, generating gains of $259,000 for the year ended June 30, 2001. In addition, during the year ended June 30, 2001, the Company sold approximately $65 million of longer duration, one- to four-family residential mortgage loans in an effort to improve liquidity, interest rate risk and net interest margin and recorded net gain on sales of such loans of $407,000. Effective with the issuance of the $12 million of Trust Preferred securities in March 2001, a determination was made whereby conforming, fixed rate one- to four-family mortgage loan production would not be sold for a period of time to leverage the proceeds of such issuance. Service charge income increased to $2.5 million for the year ended June 30, 2001 versus $2.2 million for the comparable prior year. The net gain from real estate operations was $65,000 for the year ended June 30, 2001 compared to $114,000 for the year ended June 30, 2000. Other non-interest income for the year ended June 30, 2000 included a $48,000 gain on the sale of a former branch location.

Non-Interest Expenses. The Company's non-interest expenses were $24.6 million for the year ended June 30, 2001 compared to $22.7 million for the prior year. Additional "non-cash" expense related to the Employee Stock Ownership Plan, an increase in occupancy expense attributable to harsh winter weather, additional costs for the Bank's new Business Development department and expenses related to the expansion of network capacity and the Company's development of an internet presence all contributed to the increased non-interest expenses for the year ended June 30,

2001, when compared to the prior year. However, the Company's non-interest expenses as a percent of average assets only increased slightly to 1.42% for the year ended June 30, 2001 from 1.39% for the prior year.

Income Tax Expense. Income tax expense for the year ended June 30, 2001 was $6.8 million compared to $7.1 million for the prior fiscal year. The effective tax rate was 35.2% for the year ended June 30, 2001 compared to 35.4% for the year ended June 30, 2000.

Comparison of Operating Results for the Years Ended June 30, 2000 and June 30, 1999

General. For the year ended June 30, 2000 net income was $12.9 million, or $1.50 per diluted share, as compared to net income of $11.5 million, or $1.29 per diluted share for the prior year.

Interest and Dividend Income. Interest and dividend income for the year ended June 30, 2000 increased to $111.8 million from $105.6 million for the year ended June 30, 1999. The increase in fiscal 2000 was primarily due to an increase in average interest-earning assets, when compared to the prior year. Average interest-earning assets were $1.6 billion for the year ended June 30, 2000 compared to $1.5 billion for the prior year. In addition, the average yield earned on interest-earning assets increased slightly to 7.07% for the year ended June 30, 2000 from 7.03% for the year ended June 30, 1999.

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

Interest Expense. Interest expense increased $2.4 million for the year ended June 30, 2000 from $68.8 million for the year ended June 30, 1999. The increase in the current year was primarily due to an increase in the Company's borrowings. Average deposits and borrowings increased $69.4 million for the year ended June 30, 2000 when compared to the prior year period, with $63.4 million of the increase in the Company's borrowings. For the year ended June 30, 2000, there was a decrease in the average rate paid on deposits but an increase in the cost of borrowings, when compared to the prior year. Overall, the average cost of deposits and borrowings decreased to 4.85% for the year ended June 30, 2000 from 4.92% for the prior year.

Net Interest and Dividend Income. Net interest and dividend income for the year ended June 30, 2000 was $40.6 million, reflecting a $3.8 million increase from $36.8 million recorded in the prior year. The increase primarily reflects an improvement in net interest rate spread coupled with growth in the Company's average interest-earning assets. The net interest rate spread and net interest margin for the year ended June 30, 2000 were 2.22% and 2.57%, respectively, an increase from 2.11% and 2.45%, respectively, for the comparable prior year. The current year increases in the net interest rate spread and net interest margin were primarily attributable to the decreases in the average rate paid on deposits and, to a lesser extent, growth in the commercial and multi-family real estate and consumer loan portfolios.

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

Non-Interest Income. For the year ended June 30, 2000, non-interest income was $2.9 million compared to $3.5 million for the prior year. The decrease was primarily attributable to an $824,000 reduction in the net gain on sales of loans during the year ended June 30, 2000, as compared to fiscal year 1999. The $860,000 net gain on sales of loans for the year ended June 30, 1999 relates to the approximately $150.5 million of one- to four-family residential mortgage loans which were sold in the secondary market. For the year ended June 30, 2000, $5.5 million of one- to four- family residential mortgage loans were sold in the secondary market early in the fiscal year for a net gain of $36,000. Due to the majority of one- to four- family residential mortgage loan production being adjustable rate and due to the higher interest rate environment in the current year, loan sale activity was reduced from the fiscal 1999 levels, as the majority of new production was retained in portfolio. Service charge income for the year ended June 30, 2000 was $2.2 million, compared to $2.1 million for the prior year. The net gain from real estate operations was $114,000 for the year ended June 30, 2000. This compares to $31,000 for the year ended June 30, 1999. For the years ended June 30, 2000, other non-interest income reflects an $83,000 increase from the year ended June 30, 1999. For the years ended June 30, 2000 and 1999, other non-interest income included $248,000 and $230,000 in earnings from the Investment Services at Penn Federal program, respectively. Through this program, customers have convenient access to financial consulting/advisory services and related uninsured non-deposit investment and insurance products. In addition, other non-interest income for the year ended June 30, 2000 included a $48,000 gain on the sale of a former branch location.

Non-Interest Expenses. Non-interest expenses were $22.7 million for the year ended June 30, 2000 compared to $21.8 million for the prior year. In February and June of the prior fiscal year, the Company opened new branches in Toms River and Livingston, NJ, respectively. The current year included a full year of expenses associated with these branches resulting in an increase in non-interest expenses in the current year when compared to the prior year. The Company's noninterest expenses as a percent of average assets for the year ended June 30, 2000 of 1.39% was relatively unchanged from 1.40% for the prior year.

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

The Bank maintains appropriate levels of liquid assets. The Company's most liquid assets are cash and cash equivalents, U.S. government agency securities and mortgage-backed securities. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At June 30, 2001 and 2000, the Bank's liquidity ratios were 21.50% and 8.71%, respectively.

In the event that the Company should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of FHLB of New York advances and reverse repurchase agreements. In addition, the Company may access funds, if necessary, through the use of $107.0 million of overnight repricing lines of credit and a $50.0 million one-month overnight repricing line of credit from the FHLB of New York. The Company uses its liquid resources principally to fund maturing certificates of deposit and deposit withdrawals, to purchase loans and securities, to fund existing and future commitments, and to meet operating expenses. At June 30, 2001, the Company had outstanding commitments to extend credit which amounted to $149.8 million (including $85.8 million in available lines of credit) and commitments to purchase loans of $17.7 million. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

During fiscal 2001, the Company's cash needs were provided by operating activities, including the sales of loans, by proceeds from the Trust Preferred securities offering and by maturities of investment securities. The Company's fiscal 2001 cash needs were also provided by increased deposits, an increase in advances from the FHLB of New York and other borrowings and principal repayments of loans and mortgage-backed securities. During fiscal 2001, the cash provided was used for investing activities, which included the origination and purchase of loans, and the purchase of investment and mortgage-backed securities. Additionally, cash provided was used for the purchase of treasury stock. The Company's cash needs for the year ended June 30, 2000 were provided by operating activities, proceeds from maturities of investment securities, an increase in advances from the FHLB of New York and other borrowings, increased deposits and principal repayments on loans and mortgage-backed securities. During fiscal 2000, the cash provided was primarily used to fund investing activities, which included the origination and purchase of loans and the purchase of investment securities. During fiscal 1999, the Company's cash needs were provided by operating activities, primarily from proceeds from the sales of loans and from maturities of investment securities. During fiscal 1999, the cash provided was principally used for investing activities, which included the purchase of investment securities and the origination and purchase of loans.

Current regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percentage of risk- adjusted assets; a ratio of core capital to risk-adjusted assets; a leverage ratio of core capital to total adjusted assets; and a tangible capital ratio expressed as a percentage of total adjusted assets. As of June 30, 2001, the Bank exceeded all regulatory capital requirements and qualified as a "well-capitalized" institution. See "Regulation" and Note P - Stockholders' Equity and Regulatory Capital, in the Notes to Consolidated Financial Statements.

The Company initiated a quarterly cash dividend on its common stock of $0.035 per share in the second quarter of fiscal 1997. The quarterly cash dividend was increased to $0.04 per share in the second quarter of fiscal 1999 and increased to $0.05 per share in the fourth quarter of fiscal 2001. Total dividends paid for the years ended June 30, 2001, 2000, and 1999 were $0.17 per share, $0.16 per share and $0.155 per share, respectively. The declaration and payment of dividends are subject to, among other things, PennFed's financial condition and results of operations, regulatory capital requirements, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors.

Item 8.  Financial Statements and Supplementary Data

Independent Auditors' Report

Board of Directors and Stockholders
PennFed Financial Services, Inc. and Subsidiaries
West Orange, New Jersey

We have audited the accompanying consolidated statements of financial condition of PennFed Financial Services, Inc. and Subsidiaries (the "Company") as of June 30, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PennFed Financial Services, Inc. and Subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.



/s/ Deloitte & Touche LLP
-------------------------
DELOITTE & Touche LLP



Parsippany, New Jersey
July 25, 2001

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
                 Consolidated Statements of Financial Condition

                                                                                                         June 30,
                                                                                              ----------------------------
                                                                                                   2001            2000
                                                                                              ----------------------------
                                                                                                  (Dollars in thousands)
Assets
Cash and cash equivalents .................................................................    $    15,771     $    13,866
Investment securities held to maturity, at amortized cost, market value
        of $327,245 and $278,643 at June 30, 2001 and 2000 ................................        333,969         303,026
Mortgage-backed securities held to maturity, at amortized cost, market value
        of $136,592 and $86,861 at June 30, 2001 and 2000 .................................        135,606          87,561
Loans held for sale .......................................................................             83              --
Loans receivable, net of allowance for loan losses of $4,248 and $3,983
        at June 30, 2001 and 2000 .........................................................      1,295,409       1,259,248
Premises and equipment, net ...............................................................         20,354          20,076
Real estate owned, net ....................................................................            500             334
Federal Home Loan Bank of New York stock, at cost .........................................         26,218          22,295
Accrued interest receivable, net ..........................................................         11,590          10,227
Goodwill and other intangible assets ......................................................          6,983           8,996
Other assets ..............................................................................          2,894           3,590
                                                                                               ----------------------------
                                                                                               $ 1,849,377     $ 1,729,219
                                                                                               ============================
Liabilities and Stockholders' Equity
Liabilities:
        Deposits ..........................................................................    $ 1,085,335     $ 1,080,350
        Federal Home Loan Bank of New York advances .......................................        454,465         364,465
        Other borrowings ..................................................................        127,640         112,175
        Mortgage escrow funds .............................................................         11,979          11,888
        Accounts payable and other liabilities ............................................         12,967          13,555
                                                                                               ----------------------------
        Total liabilities .................................................................      1,692,386       1,582,433
                                                                                               ----------------------------

        Guaranteed Preferred Beneficial Interests in the
          Company's Junior Subordinated Debentures ........................................         46,500          34,500
        Unamortized issuance expenses .....................................................         (2,039)         (1,695)
                                                                                               ----------------------------
        Net Trust Preferred securities ....................................................         44,461          32,805
                                                                                               ----------------------------
Commitments and Contingencies (Note N)

Stockholders' Equity:
        Serial preferred stock, $.01 par value,
                7,000,000 shares authorized, no shares issued .............................             --              --
        Common stock, $.01 par value, 15,000,000 shares authorized,
                11,900,000 shares issued and 7,620,329 and 8,396,019 shares outstanding at June 30, 2001 and 2000 (excluding shares held in treasury of
                4,279,671 and 3,503,981 at June 30, 2001 and 2000) ........................             60              60
        Additional paid-in capital ........................................................         61,504          60,523
        Employee Stock Ownership Plan Trust debt ..........................................         (1,801)         (2,320)
        Retained earnings, partially restricted ...........................................        102,694          91,840
        Treasury stock, at cost, 4,279,671 and 3,503,981 shares at June 30, 2001 and 2000 .        (49,927)        (36,122)
                                                                                               ----------------------------
        Total stockholders' equity ........................................................        112,530         113,981
                                                                                               ----------------------------
                                                                                               $ 1,849,377     $ 1,729,219
                                                                                               ============================

See notes to consolidated financial statements

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
                        Consolidated Statements of Income


                                                              For the years ended June 30,
                                                         --------------------------------------
                                                            2001          2000          1999
                                                         --------------------------------------
                                                                 (Dollars in thousands)
Interest and Dividend Income:
  Interest and fees on loans ........................    $   90,246    $   82,026    $   78,288
  Interest on federal funds sold ....................            61            17            68
  Interest and dividends on investment securities ...        22,716        22,547        16,318
  Interest on mortgage-backed securities ............         7,335         7,173        10,883
                                                         --------------------------------------
                                                            120,358       111,763       105,557
                                                         --------------------------------------
Interest Expense:
  Deposits ..........................................        51,285        46,758        48,648
  Borrowed funds ....................................        28,299        24,443        20,138
                                                         --------------------------------------
                                                             79,584        71,201        68,786
                                                         --------------------------------------
Net Interest and Dividend Income Before
  Provision for Loan Losses .........................        40,774        40,562        36,771
Provision for Loan Losses ...........................           625           860           780
                                                         --------------------------------------
Net Interest and Dividend Income After
  Provision for Loan Losses .........................        40,149        39,702        35,991
                                                         --------------------------------------
Non-Interest Income:
  Service charges ...................................         2,495         2,172         2,113
  Net gain from real estate operations ..............            65           114            31
  Net gain on sales of loans ........................           666            36           860
  Other .............................................           588           625           542
                                                         --------------------------------------
                                                              3,814         2,947         3,546
                                                         --------------------------------------
Non-Interest Expenses:
  Compensation and employee benefits ................        11,283         9,843         8,961
  Net occupancy expense .............................         1,659         1,663         1,333
  Equipment .........................................         1,877         1,763         1,642
  Advertising .......................................           475           393           359
  Amortization of intangibles .......................         2,014         2,121         2,363
  Federal deposit insurance premium .................           217           429           627
  Preferred securities expense ......................         3,452         3,132         3,132
  Other .............................................         3,665         3,384         3,359
                                                         --------------------------------------
                                                             24,642        22,728        21,776
                                                         --------------------------------------
Income Before Income Taxes ..........................        19,321        19,921        17,761
Income Tax Expense ..................................         6,808         7,051         6,304
                                                         --------------------------------------
Net Income ..........................................    $   12,513    $   12,870    $   11,457
                                                         ======================================

Weighted average number of common shares outstanding:
  Basic .............................................     7,609,221     8,138,104     8,408,175
                                                         ======================================
  Diluted ...........................................     8,098,603     8,582,513     8,878,491
                                                         ======================================
Net income per common share:
  Basic .............................................    $     1.64    $     1.58    $     1.36
                                                         ======================================
  Diluted ...........................................    $     1.55    $     1.50    $     1.29
                                                         ======================================

See notes to consolidated financial statements.

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
                           Consolidated Statements of
                        Changes in Stockholders' Equity
                For the Years Ended June 30, 2001, 2000 and 1999


                                                                                  Restricted   Employee
                                                                                     Stock -     Stock
                                               Serial                 Additional   Management  Ownership
                                              Preferred     Common      Paid-In   Recognition  Plan Trust   Retained    Treasury
                                                Stock       Stock       Capital       Plan        Debt      Earnings      Stock
                                              -----------------------------------------------------------------------------------
                                                                            (Dollars in thousands)
Balance at June 30, 1998                     $    --       $   60      $58,278      $ (531)   $ (3,253)   $  70,781)    $(21,632)
Allocation of Employee Stock Ownership
      Plan (ESOP) stock                                                                            449
ESOP and Management Recognition
      Plan (MRP) adjustment                                              1,221
Purchase of 618,000 shares of treasury stock                                                                              (8,729)
Issuance of 47,570 shares of treasury stock
   for options exercised and Dividend
      Reinvestment Plan (DRP)                                                                                  (212)         445
Cancellation of 2,142 MRP shares                               (1)         (11)
Amortization of MRP stock                                                              531
Cash dividends of $0.155 per common share                                                                     (1,353)
Net income for the year ended June 30, 1999                                                                   11,457)
                                              -----------------------------------------------------------------------------------

Balance at June 30, 1999                          --           59       59,488          --      (2,804)      80,673      (29,916)
Allocation of ESOP stock                                                                           484
ESOP and MRP adjustment                                                    999
Purchase of 492,000 shares of treasury stock                                                                              (6,931)
Issuance of 72,461 shares of treasury stock
   for options exercised and DRP                                                                               (362)         725
Reissuance of 2,142 shares for MRP                              1           36         (36)
Amortization of MRP stock                                                               36
Cash dividends of $0.16 per common share                                                                     (1,341)
Net income for the year ended June 30, 2000                                                                  12,870)
                                              -----------------------------------------------------------------------------------
 30, 2000                                         --           60       60,523          --      (2,320)      91,840      (36,122)
Allocation of ESOP stock                                                                           519
ESOP and MRP adjustment                                                    981
Purchase of 845,000 shares of treasury stock                                                                             (14,545)
Issuance of 69,310 shares of treasury stock
   for options exercised and DRP                                                                               (343)         740
Cash dividends of $0.17 per common share                                                                     (1,316)
Net income for the year ended June 30, 2001                                                                  12,513)
                                              -----------------------------------------------------------------------------------
Balance at June 30, 2001                      $   --        $  60      $61,504       $  --     $(1,801)    $102,694     $(49,927)
                                              ===================================================================================


See notes to consolidated financial statements.

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
                     Consolidated Statements of Cash Flows

                                                                                           For the years ended June 30,
                                                                                     ----------------------------------------
                                                                                        2001          2000           1999
                                                                                     ----------------------------------------
                                                                                              (Dollars in thousands)
Cash Flows from Operating Activities:
        Net income .............................................................     $  12,513      $  12,870      $  11,457
        Adjustments to reconcile net income to net cash provided by operating activities:
        Net gain on sales of loans .............................................          (666)           (36)          (860)
        Proceeds from sales of loans held for sale .............................        94,765          5,568        151,468
        Net gain on sales of real estate owned .................................          (101)          (126)          (110)
        Amortization of investment and mortgage-backed securities premium, net .           171            192            351
        Depreciation and amortization ..........................................         1,421          1,385          1,364
        Provision for losses on loans and real estate owned ....................           641            860            825
        Amortization of cost of stock plans ....................................         1,499          1,520          2,101
        Amortization of intangibles ............................................         2,014          2,121          2,363
        Amortization of premiums on loans and loan fees ........................         2,278          1,437          2,338
        Amortization of Trust Preferred securities issuance costs ..............            65             62             62
        Increase in accrued interest receivable, net of accrued interest payable        (1,076)        (1,659)          (509)
        (Increase) decrease in other assets ....................................           696           (200)         1,970
        Increase (decrease) in deferred income tax liability ...................          (320)          (118)           288
        Increase (decrease) in accounts payable and other liabilities ..........          (268)         2,058         (3,540)
        Increase (decrease) in mortgage escrow funds ...........................            91          1,786           (432)
        Other, net .............................................................            --            (34)            30
                                                                                     ----------------------------------------
        Net cash provided by operating activities ..............................       113,723         27,686        169,166
                                                                                     ----------------------------------------

Cash Flows From Investing Activities:
        Proceeds from maturities of investment securities ......................        50,011         10,175        147,070
        Purchases of investment securities held to maturity ....................       (81,034)       (19,991)      (262,096)
        Net outflow from loan originations net of principal repayments of loans       (145,281)       (94,799)       (93,695)
        Purchases of loans .....................................................       (36,319)      (106,049)       (31,220)
        Proceeds from principal repayments of mortgage-backed securities .......        31,908         40,522         76,206
        Purchases of mortgage-backed securities ................................       (32,383)          (220)           (34)
        Proceeds from sale of premises and equipment ...........................            --            250             --
        Purchases of premises and equipment ....................................        (1,699)        (2,487)        (2,542)
        Net inflow from real eastate owned activity ............................           612          1,161          1,202
        Purchases of Federal Home Loan Bank of New York stock ..................        (3,923)        (5,672)        (1,558)
                                                                                     ----------------------------------------
        Net cash used in investing activities ..................................      (218,108)      (177,110)      (166,667)
                                                                                     ----------------------------------------

Cash Flows From Financing Activities:
        Net increase in deposits ...............................................         4,698         17,862         35,052
        Increase (decrease) in advances from the Federal Home Loan Bank of New
                York and other borrowings ......................................       105,465        143,437        (28,762)
        Net proceeds from issuance of Trust Preferred securities ...............        11,591             --             --
        Cash dividends paid ....................................................        (1,316)        (1,341)        (1,353)
        Purchases of treasury stock, net of reissuance .........................       (14,148)        (6,568)        (8,496)
                                                                                     ----------------------------------------
        Net cash provided by (used in) financing activities ....................       106,290        153,390         (3,559)
                                                                                     ----------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents ...........................         1,905          3,966         (1,060)
Cash and Cash Equivalents, Beginning of Year ...................................        13,866          9,900         10,960
                                                                                     ----------------------------------------
Cash and Cash Equivalents, End of Year .........................................     $  15,771      $  13,866      $   9,900
                                                                                     ========================================
Supplemental Disclosures of Cash Flow Information:
        Cash paid during the year for:
        Interest ...............................................................     $  78,790      $  71,043      $  67,552
                                                                                     ========================================
        Income taxes ...........................................................     $   6,951      $   7,608      $   4,700
                                                                                     ========================================
Supplemental Schedule of Non-Cash Activities:
        Transfer of loans receivable to real estate owned, net .................     $     692      $     382      $     432
                                                                                     ========================================
        Transfer of loans receivable to loans held for sale, at market .........     $  94,182      $     352      $ 155,223
                                                                                     ========================================
        Securitization of loans receivable and transfer to mortgage-backed
           securities ..........................................................     $  47,661      $      --      $      --
                                                                                     ========================================
        Transfer of premises and equipment, net to real estate owned, net ......     $      --      $      50      $      --
                                                                                     ========================================

See notes to consolidated financial statements

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
                   Notes to Consolidated Financial Statements
                    Years Ended June 30, 2001, 2000 and 1999

A. Summary of Significant Accounting Policies

PennFed Financial Services, Inc. ("PennFed") was organized in March 1994 for the purpose of becoming the savings and loan holding company for Penn Federal Savings Bank (the "Bank") in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank (the "Conversion").

Principles of Consolidation -- The consolidated financial statements of PennFed and subsidiaries (with its subsidiaries, the "Company") include the accounts of PennFed and its subsidiaries (the Bank, PennFed Capital Trust I and PennFed Capital Trust II). PennFed owns all of the outstanding stock of the Bank issued on July 14, 1994. All references to the Company, unless otherwise indicated, prior to July 14, 1994, refer to the Bank and its subsidiaries on a consolidated basis. All intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant area in the accompanying financial statements where estimates have an impact is in the allowance for loan losses.

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

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
             Notes to Consolidated Financial Statements - Continued


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

Goodwill -- The excess of cost over fair value of assets acquired ("goodwill") arising from the acquisitions discussed in Note B is amortized to expense by an accelerated method over the estimated remaining lives of long-term, interest-bearing assets acquired (14 years) in accordance with Statement of Financial Accounting Standards No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions."

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

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
             Notes to Consolidated Financial Statements - Continued

Interest Rate Swaps -- Prior to July 1, 2000, the Company had utilized interest rate swaps as a component of managing interest rate risk. Swap agreements were held for purposes other than trading. The Company's swaps were considered to be matched swaps, as they were specifically linked with a liability. Periodic net cash settlements under swap agreements were accrued as an adjustment to interest expense over the life of the agreements. In the event of the termination of an interest rate swap agreement, the gain or loss would be deferred and amortized as an adjustment to interest expense over the shorter of the remaining life of the hedged item or the remaining contract period. In the event of liquidation of the liability to which the interest rate swap was linked, the interest rate swap would be recorded at its fair market value with any change in such fair market value recorded in the period it occurs.

Adoption of Recently Issued Accounting Standards -- Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137") and SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 138"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging purposes. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative. SFAS 138 adds to the accounting guidance for derivative instruments and hedging activities. SFAS 133 as amended by SFAS 138 is intended to be comprehensive guidance on accounting for derivatives and hedging activities. The Company did not have any derivatives as defined under SFAS 133 which would have an effect on the Company's financial condition, results of operations or cash flows as of and for the year ended June 30, 2001.

In September 2000, the FASB issued Statement No. 140, "Accounting for
Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). SFAS 140 replaces SFAS 125, but carries over most of the provisions of SFAS 125. SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral, as well as requiring certain disclosures. SFAS 140 became effective for the Company during the year ended June 30, 2001. The adoption of SFAS 140 did not have an effect on the Company's financial condition, results of operations or cash flows.

Stock Split-- All share information has been adjusted to reflect a two-for-one stock split in the form of a 100% stock dividend paid on February 10, 1998. For further information refer to Note O - Stockholders' Equity and Regulatory Capital.

Reclassifications -- Certain reclassifications have been made to prior years' financial statements to conform with current year's presentation.

B.  Branch Acquisitions

In 1995, the Bank acquired the deposit liabilities and certain of the assets and other liabilities of three of the Company's branch offices. The Bank recorded a total deposit premium intangible asset of $18,141,000 in connection with the acquisition. For the years ended June 30, 2001, 2000 and 1999, amortization of the deposit premium intangible of $1,814,000 was recorded each year. At June 30, 2001 and 2000, the deposit premium intangible was $6,803,000 and $8,617,000, respectively.

The Company acquired First Federal Savings and Loan Association of Montclair effective September 1989. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to assets and liabilities acquired based on their fair value at their date of acquisition. For each of the years ended June 30, 2001, 2000 and 1999, the effect of the amortization of goodwill was to reduce income before income taxes by approximately $200,000, $274,000 and $347,000, respectively. At June 30, 2001 and 2000, goodwill was $180,000 and $379,000, respectively.

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
             Notes to Consolidated Financial Statements - Continued


C.  Investment Securities

                                                        June 30, 2001           June 30, 2000
                                                    --------------------------------------------
                                                    Carrying      Market     Carrying     Market
                                                      Value       Value       Value       Value
                                                    --------------------------------------------
                                                                    (In thousands)
U.S. government agencies:
        Maturing:
          After five years but within ten years .    $ 19,994    $ 19,884    $ 10,000    $  9,494
          After ten years .......................     284,544     279,172     264,532     244,572
                                                     --------------------------------------------
                                                      304,538     299,056     274,532     254,066
Obligations of states and political subdivisions:
        Maturing:
          After one year but within five years ..          10          11          30          32
                                                      --------------------------------------------
                                                           10          11          30          32
Corporate bonds:
        Maturing:
          After five years but within ten years .       1,038       1,062          --          --
                                                     ---------------------------------------------
                                                        1,038       1,062          --          --
Trust preferred securities:
        Maturing:
          After ten years .......................      28,383      27,116      28,464      24,545
                                                     --------------------------------------------
                                                     $333,969    $327,245    $303,026    $278,643
                                                     ============================================


At June 30, 2001 and 2000, investment securities with a carrying value of $174,879,000 and $208,357,000, respectively, were pledged to secure Federal Home Loan Bank of New York advances and other borrowings.

Gross unrealized gains and losses of investment securities at June 30, 2001 and 2000 were as follows:


                                                           June 30, 2001            June 30, 2000
                                                       ----------------------------------------------
                                                         Gross       Gross        Gross       Gross
                                                       Unrealized  Unrealized   Unrealized  Unrealized
                                                         Gains       Losses        Gains      Losses
                                                                         (In thousands)

U.S. government agencies .......................          $--       $5,482           $--     $20,466
Obligations of states and political subdivisions            1           --             2          --
Corporate bonds ................................           24           --            --          --
Trust preferred securities .....................           26        1,293            --       3,919
                                                       ----------------------------------------------
                                                          $51       $6,775           $ 2     $24,385
                                                       ==============================================

There were no sales of investment securities for the years ended June 30, 2001, 2000 and 1999.

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
             Notes to Consolidated Financial Statements - Continued



D.  Mortgage-Backed Securities
                                                     June 30,
                                              ---------------------
                                                 2001       2000
                                              ---------------------
                                                  (In thousands)
Ginnie Mae ...............................    $  1,035    $  1,358
Freddie Mac ..............................      42,961      48,759
Fannie Mae ...............................      90,662      37,197
Collateralized Mortgage Obligations/REMICs          59          79
                                              ---------------------
                                               134,717      87,393
Unamortized premiums, net ................         889         168
                                              ---------------------
                                              $135,606    $ 87,561
                                              ======================

The estimated market values of mortgage-backed securities were $136,592,000 and $86,861,000 at June 30, 2001 and 2000, respectively. There were no sales of mortgage-backed securities in the years ended June 30, 2001, 2000 and 1999.

The carrying value of mortgage-backed securities pledged were as follows:

                                                        June 30,
                                                 ---------------------
                                                   2001        2000
                                                 ---------------------
                                                    (In thousands)
Pledged to secure:
   Federal Home Loan Bank of New York advances    $52,530    $47,085
   Other borrowings ..........................     40,700     10,795
   Public funds on deposit ...................      2,816      2,456
   Interest rate swap agreements .............         --        542
                                                 ---------------------
                                                  $96,046    $60,878
                                                 =====================

Collateralized mortgage obligations consist primarily of fixed and adjustable rate sequentially paying securities with short durations.

The gross unrealized gains and losses of mortgage-backed securities held at June 30, 2001 and 2000 were as follows:

                                                   June 30, 2001              June 30, 2000
                                              ---------------------------------------------------
                                                Gross         Gross         Gross        Gross
                                              Unrealized    Unrealized    Unrealized   Unrealized
                                                Gains         Losses        Gains        Losses
                                              ---------------------------------------------------
                                                                 (In thousands)
Ginnie Mae ...............................    $   71           $--        $   34        $    1
Freddie Mac ..............................       823            78           284           661
Fannie Mae ...............................       822           652           173           526
Collateralized Mortgage Obligations/REMICs        --            --            --             3
                                              ---------------------------------------------------
                                              $1,716        $  730        $  491        $1,191
                                              ===================================================

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
             Notes to Consolidated Financial Statements - Continued


E.  Loans Receivable, Net
                                                  June 30,
                                       ---------------------------
                                           2001             2000
                                       ---------------------------
                                              (In thousands)
First Mortgage Loans:
  Conventional ....................    $ 1,061,343     $ 1,065,005
  FHA insured .....................          3,865           4,224
  VA guaranteed ...................            611             819
                                       ---------------------------
  Total one- to four-family .......      1,065,819       1,070,048
  Commercial and multi-family .....        108,625          86,257
                                       ---------------------------
Total first mortgage loans ........      1,174,444       1,156,305
                                       ---------------------------
Consumer:
  Second mortgages ................         48,133          45,659
  Home equity lines of credit .....         60,412          46,394
  Other ...........................          7,140           5,534
                                       ---------------------------
Total consumer loans ..............        115,685          97,587
                                       ---------------------------
Total loans .......................      1,290,129       1,253,892
                                       ---------------------------
Add (Less):
  Allowance for loan losses .......         (4,248)         (3,983)
  Unamortized premium .............          2,764           3,091
  Unearned income on consumer loans             (1)            (20)
  Net deferred loan fees ..........          6,848           6,268
                                       ---------------------------
                                             5,363           5,356
                                       ---------------------------
                                       $ 1,295,492     $ 1,259,248
                                       ===========================

At June 30, 2001, there was an $83,000 FHA one- to four-family mortgage loan included in loans held for sale. At June 30, 2001, there was no commitment to sell this loan. There were no one- to four-family mortgage loans held for sale at June 30, 2000.

Non-accruing loans at June 30, 2001 and 2000 were $1,637,000 and $2,715,000, respectively, which represents 0.13% and 0.21%, respectively, of total loans outstanding. The total interest income that would have been recorded for the years ended June 30, 2001 and 2000, had these loans been current in accordance with their original terms, or since the date of origination if outstanding for only part of the year, was approximately $60,000 and $97,000, respectively.

At June 30, 2001 and 2000 impaired loans totaled $49,000 and $97,000, respectively. The average balance of impaired loans for the years ended June 30, 2001 and 2000 was $61,000 and $97,000, respectively. All impaired loans have a related allowance for losses, which totaled $12,000 and $60,000 at June 30, 2001 and 2000, respectively. Interest income related to impaired loans is recognized under the cash-basis method. Interest income recognized on impaired loans for the year ended June 30, 2001 was $12,000. For the year ended June 30, 2000, there was no interest income recognized on impaired loans. Total interest income that would have been recorded for the years ended June 30, 2001 and 2000, had these loans been current in accordance with their loan terms, was approximately $7,000 and $9,000, respectively.

The following is an analysis of the allowance for loan losses:

                                        Year ended June 30,
                                  -------------------------------
                                     2001       2000        1999
                                  -------------------------------
                                           (In thousands)
Balance, beginning of year ...    $ 3,983     $ 3,209     $ 2,776
Provisions for losses on loans        625         860         780
Recoveries ...................         --          37          49
Losses charged to allowance ..       (360)       (123)       (396)
                                  -------------------------------
Balance, end of year .........    $ 4,248     $ 3,983     $ 3,209
                                  ===============================

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
             Notes to Consolidated Financial Statements - Continued


The Company's loan portfolio consists primarily of loans secured by residential and commercial real estate located in its market areas. Therefore, the collectibility of these loans is dependent to a large degree on the overall strength of the New Jersey economy, as well as the specific strength of the real estate sector.

At June 30, 2001 and 2000, commercial and multi-family real estate loans totaled $108,625,000 and $ 86,257,000, respectively. These loans are considered by management to be of somewhat greater risk of collectibility due to their dependency on income production. The majority of the Company's commercial and multi-family real estate loans were collateralized by real estate located in New Jersey. Commercial and multi-family real estate loans collateralized by multi-family or mixed use properties were $35,239,000 and $33,433,000 at June 30, 2001 and 2000, respectively. At June 30, 2001 and 2000, the commercial and multi-family real estate loan portfolio included $1.9 million and $694,000 of lines of credit secured by non-real estate business assets. Furthermore, under a program introduced during fiscal 2000, there were $1.2 million and $120,000 of loans outstanding at June 30, 2001 and 2000, respectively, under the Accounts Receivable Financing Program for small and mid-sized businesses. The remaining commercial real estate loans were collateralized by commercial properties.

Loans serviced for others totaled approximately $141,488,000 and $108,518,000 at June 30, 2001 and 2000, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges assessed to borrowers, such as late payment fees. In connection with these loans serviced for others, the Company held borrowers escrow balances of $1,588,000 and $1,235,000 at June 30, 2001 and 2000,
respectively.

F.  Premises and Equipment, Net
                                                         June 30,
                                                   -------------------
                                                     2001       2000
                                                   -------------------
                                                     (In thousands)
Land ..........................................    $ 4,563    $ 3,934
Buildings and improvements ....................     16,137     15,870
Leasehold improvements ........................      1,612      1,607
Furniture and equipment .......................     12,066     11,269
                                                   -------------------
                                                    34,378     32,680
Less: accumulated depreciation and amortization     14,024     12,604
                                                   -------------------
                                                   $20,354    $20,076
                                                   ===================

G.  Real Estate Owned
                                                              June 30,
                                                          ----------------
                                                           2001      2000
                                                          ----------------
                                                           (In thousands)
Acquired by foreclosure or deed in lieu of foreclosure    $ 531     $ 367
Allowance for losses on real estate owned ............      (31)      (33)
                                                          ----------------
                                                          $ 500     $ 334
                                                          ================
Results of real estate operations were as follows:


                                                 Year ended June 30,
                                             --------------------------
                                              2001      2000      1999
                                             --------------------------
                                                  (In thousands)
Net gain on sales of real estate owned ..    $ 101     $ 126     $ 110
Holding costs ...........................      (20)      (12)      (34)
Provision for losses on real estate owned      (16)       --       (45)
                                             --------------------------
Net gain from real estate operations ....    $  65     $ 114     $  31
                                             ==========================

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
             Notes to Consolidated Financial Statements - Continued

Activity in the allowance for losses on real estate owned was as follows:


                                       Year ended June 30,
                                   ---------------------------
                                     2001      2000      1999
                                   ---------------------------
                                          (In thousands)
Balance, beginning of year .....    $  33     $  82     $ 207
Provisions charged to operations       16        --        45
Losses charged to allowance ....      (18)      (49)     (170)
                                   ---------------------------
Balance, end of year ...........    $  31     $  33     $  82
                                   ===========================


H.  Deposits

                                                    June 30, 2001            June 30, 2000
                                             -----------------------------------------------------
                                                            Weighted                  Weighted
                                                            Average                    Average
                                                 Amount  Interest Rate    Amount    Interest Rate
                                             -----------------------------------------------------
                                                            (Dollars in thousands)
Non-interest-bearing demand ..............    $   50,677                $  42,426
Interest-bearing demand ..................        65,857     1.10%         70,923       2.06%
Money market accounts ....................        17,091     2.80          11,099       2.14
Savings accounts .........................       183,806     1.88         153,679       1.55
Certificates with remaining maturities of:
  One year or less .......................       490,118     4.97         567,733       5.64
  Over one year to three years ...........       219,215     5.86         177,439       6.17
  Over three years to five years .........        56,238     6.09          55,005       6.13
                                             -----------               ----------
Total certificates .......................       765,571     5.30         800,177       5.79
Accrued interest payable .................         2,333                    2,046
                                             -----------               ----------
                                              $1,085,335     4.17%     $1,080,350       4.67%
                                             ===========               ==========

The aggregate amount of accounts with a denomination of $100,000 or more was approximately $167,393,000 and $175,022,000 at June 30, 2001 and 2000,
respectively.

I.  Federal Home Loan Bank of New York Advances and Other Borrowings

The following table presents Federal Home Loan Bank of New York ("FHLB of New York") advances at the earlier of the callable date or maturity date:

                                                June 30, 2001            June 30, 2000
                                           --------------------------------------------------
                                                        Weighted                 Weighted
                                                         Average                  Average
                                             Amount   Interest Rate    Amount  Interest Rate
                                           --------------------------------------------------
                                                         (Dollars in thousands)
Within one year .......................    $ 70,000       6.06%       $ 50,000     6.25%
After one year but within two years ...     145,000       5.98          70,000     6.06
After two years but within three years       79,000       5.48         135,000     6.09
After three years but within four years      90,000       6.37          19,000     5.15
After four years but within five years       70,000       6.09          90,000     6.37
After five years ......................         465       7.39             465     7.39
                                           --------                   --------
                                           $454,465       6.00%       $364,465     6.13%
                                           ========                   ========

The FHLB of New York advances are all fixed rate borrowings collateralized either under a blanket pledge agreement by one- to four-family mortgage loans or with investment and mortgage-backed securities.

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
             Notes to Consolidated Financial Statements - Continued


At June 30, 2001, the Company had available from the FHLB of New York an overnight repricing line of credit for $100,000,000 which expires on May 9, 2002. The line of credit has a variable interest rate. At June 30, 2001 and 2000, the Company had $59,450,000 and $72,900,000 of overnight borrowings under this credit line with an interest rate of 4.23% and 7.23%, respectively. In addition, the Company had available overnight variable repricing lines of credit with other correspondent banks totaling $7,000,000. There were no borrowings under these lines at June 30, 2001 or 2000. Also, the Company had available from the FHLB of New York a one-month overnight repricing line of credit for $50,000,000 which expires on May 3, 2002. This line of credit has a variable interest rate. There were no borrowings under this line at June 30, 2001 or 2000. The Company also has a $5,000,000 unsecured revolving line of credit. This line of credit has a variable interest rate tied to 30-day LIBOR. There were no borrowings under this line at June 30, 2001.

From time to time, the Company enters into sales of securities under agreements to repurchase ("reverse repurchase agreements"). These agreements are accounted for as financing arrangements and the obligations to repurchase securities sold are reflected as other borrowings in the accompanying consolidated statements of financial condition. The reverse repurchase agreements are collateralized by investment and mortgage-backed securities which continue to be carried as assets by the Company, with a carrying value of $70,700,000 and $43,284,000 and a market value of $69,929,000 and $40,731,000 at June 30, 2001 and 2000,
respectively. Based on the provisions of these reverse repurchase agreements, counterparties are not permitted to sell or repledge the collateral pledged by the Company.

The following table presents reverse repurchase agreements at the earlier of the callable date or the maturity date:

                                                  June 30, 2001               June 30, 2000
                                        --------------------------------------------------------------
                                                         Weighted                         Weighted
                                                          Average                          Average
                                           Amount      Interest Rate      Amount        Interest Rate
                                        --------------------------------------------------------------
                                                            (Dollars in thousands)
Within one year ......................    $48,840          4.69%         $19,875            5.77%
After one year but within five years..     19,350          4.92           19,400            6.10
                                        ---------                      ---------
                                          $68,190          4.76%         $39,275            5.93%
                                        =========                      =========


The average balance of reverse repurchase agreements for the years ended June 30, 2001 and 2000 was $32,688,000 and $44,954,000, respectively.

J. Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated Debentures

In October 1997, the Company formed a wholly-owned trust subsidiary, PennFed Capital Trust I (the "Trust I"). Effective October 21, 1997, Trust I sold $34.5 million of 8.90% cumulative trust preferred securities to the public which are reflected on the Consolidated Statement of Financial Condition as Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated Debentures (the "Trust Preferred securities"). Trust I used the proceeds from the sale of the Trust Preferred securities to purchase 8.90% junior subordinated deferrable interest debentures issued by PennFed. The sole assets of Trust I are $35.6 million of junior subordinated debentures which mature in 2027 and are redeemable at any time after five years. The obligations of the Company related to Trust I constitute a full and unconditional guarantee by the Company of Trust I Issuer's obligations under the Trust Preferred securities. The Company used the proceeds from the junior subordinated debentures for general corporate purposes, including a $20 million capital contribution to the Bank to support future growth.

In March 2001, the Company formed a wholly-owned trust subsidiary, PennFed Capital Trust II (the "Trust II"). Effective March 28, 2001, Trust II sold $12 million of 10.18% cumulative trust preferred securities in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act"). Therefore, these securities have not been registered under the Act. The trust preferred securities are reflected on the Consolidated Statements of Financial Condition as Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated Debentures. Distributions payable on these Trust Preferred securities, as well as the distributions payable on the $34.5 million of Trust Preferred securities issued in October 1997, are included as a component of non-interest expense on the Consolidated Statements of Income. Distributions on the securities issued in October 1997 were previously classified as interest expense. As a result, the net interest margin and the non-interest expense and efficiency ratios for prior

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
             Notes to Consolidated Financial Statements - Continued


periods have been recalculated to conform with this reclassification. Trust II used the proceeds from the sale of the Trust Preferred securities to purchase 10.18% junior subordinated deferrable interest debentures issued by PennFed. The sole assets of Trust II are $12.4 million of junior subordinated debentures which mature in 2031 and are redeemable at any time after ten years. The obligations of the Company related to Trust II constitute a full and unconditional guarantee by the Company of Trust II Issuer's obligations under the Trust Preferred securities. The Company used the proceeds from the junior subordinated debentures for general corporate purposes.

K.  Incentive Savings Plan

The Company's employee benefits include the Penn Federal Savings Bank 401(k) Plan (the "Plan"). All employees of the Company who work at least 1,000 hours per year and are at least 201/2 years old are eligible to participate in the Plan. The Plan provides for a discretionary Company match of employee contributions. For the years ended June 30, 2001, 2000 and 1999, expense related to the Plan was $110,000, $111,000 and $107,000, respectively. At June 30, 2001 and 2000, the Plan assets included common stock of the Company with a market value of $538,000 and $290,000, respectively.

L.  Stock Plans

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

The ESOP borrowed $4,760,000 from PennFed and purchased 952,000 shares of common stock issued in the Conversion. This loan is to be repaid from discretionary contributions by the Bank to the ESOP trust. The Bank has and intends to continue to make contributions to the ESOP in amounts at least equal to the principal and interest requirement of the debt, assuming a ten year term and an interest rate of 7.46%. Annual contributions to the ESOP, which are used to fund principal and interest payments on the ESOP debt, total $692,000. At June 30, 2001 and 2000, the loan had an outstanding balance of $1,801,000 and $2,320,000 and the ESOP had unallocated shares of 360,280 and 464,098, respectively. Based upon a $23.10 closing price per share of common stock on June 30, 2001, the unallocated shares had a fair value of $8,322,000. The unamortized balance of the ESOP debt is reflected as a reduction of stockholders' equity.

For the years ended June 30, 2001, 2000 and 1999, the Bank recorded compensation expense related to the ESOP of $1,680,000, $1,256,000 and $1,173,000,
respectively. The compensation expense related to the ESOP includes $1,242,000, $865,000 and $826,000, respectively, for a valuation adjustment to reflect the increase in the average fair value of allocated shares for the period from the time of purchase to the allocation date. The ESOP allocated 103,818, 96,612 and 89,904 shares for the years ended June 30, 2001, 2000 and 1999, respectively, to participants in the plan.

Management Recognition Plan

In connection with the Conversion, the Company established a Management Recognition Plan ("MRP") as a means of enhancing and encouraging the recruitment and retention of directors and officers. A maximum amount of an additional 4%, or 476,000 shares, of the shares outstanding upon Conversion were permitted to be awarded under the plan. All 476,000 shares of restricted stock were awarded under the MRP. The shares vested in equal installments, generally over a five-year period, with the final installment vesting on April 28, 1999. Of the total original shares awarded, 2,142 shares did not vest and were cancelled. These 2,142 shares were re-awarded and vested during the year ended June 30, 2000. No MRP expense was recorded for the year ended June 30, 2001. For the years ended June 30, 2000 and 1999, the Company recorded expense of $36,000 and $431,000, respectively, related to the MRP.

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
             Notes to Consolidated Financial Statements - Continued


Stock Option Plan

In connection with the Conversion, the Company established the 1994 Stock Option and Incentive Plan ("Option Plan"). The Option Plan was subsequently ammended to increase the number of shares of common stock available for awards thereunder from 1,190,000 to 1,671,246. The exercise price for the options granted under the Option Plan cannot be less than the fair market value of the Company's common stock on the date of the grant. The options are granted, and the terms of the options are established, by the Compensation Committee of the Board of Directors. Transactions during the years ended June 30, 2001, 2000 and 1999 relating to the Option Plan are as follows:


                                             Weighted
                                              Average
                                             Exercise
                             Options          Price
                          ----------------------------
Balance, June 30, 1998      1,557,300)     $    9.11
     Granted .........             --             --
     Exercised .......        (44,400)          5.25
     Expired .........         (7,000)         17.19
     Forfeited .......        (19,950)         13.63
                          ----------------------------
Balance, June 30, 1999      1,485,950           9.13
     Granted .........         74,336          16.81
     Exercised .......        (69,270)          5.25
     Expired .........           (666)         17.19
     Forfeited .......           (333)         17.19
                          ----------------------------
Balance, June 30, 2000      1,490,017           9.69
     Granted .........             --             --
     Exercised .......        (66,650)          5.95
     Expired .........             --             --
     Forfeited .......             --             --
                          ----------------------------
Balance, June 30, 2001      1,423,367      $    9.86
                          ============================

At June 30, 2001, 2000 and 1999, 1,414,366 options, 1,474,267 options and
1,343,583 options were exercisable, respectively, with exercise prices ranging from $5.25 to $17.19.

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

No pro forma disclosures as required under SFAS 123 are presented for the year ended June 30, 2001 as there were no options granted. The estimated weighted average fair value of each stock option granted during fiscal 2000 was estimated as $8.83 on the date of grant. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions: stock volatility of 26.14%; risk-free interest rate of 5.83%; and an expected life of 10 years. Had compensation cost for the grants been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS 123, the Company's fiscal 2000 pro forma net income and diluted earnings per share would have been approximately $12.5 million and $1.46, respectively. As the SFAS 123 method of accounting has not been applied to stock options granted prior to July 1, 1996, the resulting pro forma effect on net income is not representative of the pro forma effect on net income in future years.

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
             Notes to Consolidated Financial Statements - Continued

M.  Income Taxes

The income tax provision is comprised of the following components:

                                          Year ended June 30,
                                -----------------------------------
                                    2001        2000         1999
                                -----------------------------------
                                           (In thousands)
Current provision ............   $ 7,128      $ 7,169      $ 6,016
Deferred provision (benefit)..      (320)        (118)         288
                                -----------------------------------
Total income tax provision ...   $ 6,808      $ 7,051      $ 6,304
                                ===================================

Income taxes payable is included in Accounts payable and other liabilities in the Consolidated Statements of Financial Condition at June 30, 2001 and 2000. The financial statements also include a net deferred tax liability of $395,000 that has been recorded for the temporary differences between the tax basis and the financial statement carrying amounts of assets and liabilities. The source of these temporary differences and their deferred tax effect at June 30, 2001 and 2000 is as follows:

                                          June 30,
                                   ---------------------
                                     2001         2000
                                   ---------------------
                                       (In thousands)
Deferred tax assets:
  Allowance for loan losses ..     $ 1,227      $   986
  Litigation reserves ........          16            4
  Deposit premium intangible .       1,323        1,111
  Depreciation ...............         480          476
                                   ---------------------
Total deferred tax assets ....       3,046        2,577
                                   ---------------------
Deferred tax liabilities:
  Deferred loan fees .........       3,049        2,871
  Loan sale premiums .........           8           10
  Purchase accounting ........         137          137
  Servicing asset ............         247          274
                                   ---------------------
Total deferred tax liabilities       3,441        3,292
                                   ---------------------
Net deferred tax liability ...     $  (395)     $  (715)
                                   =====================

A reconciliation of the statutory income tax provision to the effective income tax provision is as follows:

                                                   Year ended June 30,
                                          ------------------------------------
                                             2001         2000         1999
                                          ------------------------------------
                                                     (In thousands)
Income tax provision at statutory rate     $ 6,762      $ 6,972      $ 6,216
Amortization of intangibles ..........          70           96          121
Other, net ...........................         (24)         (17)         (33)
                                          ------------------------------------
Total income tax provision ...........     $ 6,808      $ 7,051      $ 6,304
                                          ====================================

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

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
             Notes to Consolidated Financial Statements - Continued


N. Commitments and Contingencies

Lease Commitments -- At June 30, 2001, minimum rental commitments under all noncancellable operating leases with initial or remaining terms of more than one year are as follows:

                                              Minimum Rent
        Year ending June 30,                 (In thousands)
        --------------------                 --------------
        2002.................................   $  285
        2003.................................      294
        2004.................................      205
        2005.................................      149
        2006.................................      151
        2007 and later.......................      334
                                                ------
                                                $1,418
                                                ======


Rentals under long-term operating leases for certain branch offices amounted to $328,000, $345,000 and $263,000 for the years ended June 30, 2001, 2000 and
1999, respectively. Rental income of $470,000, $439,000 and $454,000 for the years ended June 30, 2001, 2000 and 1999, respectively, is netted against occupancy expense in the Consolidated Statements of Income.

Financial Instruments With Off-Balance Sheet Risk -- The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are not recorded on the balance sheet when either the exchange of the underlying asset or liability has not yet occurred or the notional amounts are used solely as a means to determine the cash flows to be exchanged. These financial instruments include commitments to extend credit, unused lines of credit, commitments to purchase loans and interest rate swaps. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Statements of Financial Condition.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

The following summarizes the notional amount of off-balance sheet financial instruments:


                                          June 30,
                                    --------------------
                                      2001        2000
                                    --------------------
                                       (In thousands)
Commitments to extend credit...     $63,951     $28,330
Unused lines of credit ........      85,816      65,746
Commitments to purchase loans..      17,699      26,826
Interest rate swaps ...........          --      30,000


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

The Company has periodically entered into interest rate swap agreements to help reduce certain interest rate expo-

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
             Notes to Consolidated Financial Statements - Continued

sure on a portion of the short-term deposits. Interest rate swaps are contractual agreements between two parties to exchange interest payments at particular intervals, computed on different terms, on a specified notional amount. The notional amounts represent the base on which interest due each counter party is calculated and do not represent the potential for gains or losses associated with the market risk or credit risk of such transactions. At June 30, 2001, the Company's interest rate swaps had all matured or been terminated early. At June 30, 2000, the Company had $30 million in notional amount interest rate swap agreements outstanding on which the Company paid a fixed interest rate and received a floating interest rate based on three-month LIBOR from the counter parties, which are nationally recognized investment firms. At June 30, 2000, the fixed interest rates payable by the Company ranged from 4.99% to 6.23% and three-month LIBOR was 6.77%. The average balance of notional amount interest rate swap agreements in fiscal 2000 was $72,877,000. Included in interest expense for the years ended June 30, 2001, 2000 and 1999 was $(450,000), $67,000, and $1,116,000, respectively, of expense related to interest rate swap agreements. Mortgage-backed securities with a carrying value of $542,000 at June 30, 2000 were pledged to secure these agreements. At June 30, 2000, the interest rate swap agreements matured or were callable between July 7, 2000 and September 28, 2001.

Other Contingencies -- In 1987, the New Jersey Department of Environmental Protection ("NJDEP") conducted an environment contamination investigation of the Orange Road branch site of First Federal Savings and Loan Association of Montclair ("First Federal"). Prior to the acquisition by First Federal, the location was used as a gasoline service station. On August 16, 1989, the NJDEP issued a "no further action" letter to First Federal with regard to this site. The Bank acquired First Federal effective September 11, 1989. Notwithstanding the earlier "no further action" letter, on June 25, 1997, the NJDEP issued a letter demanding that Penn Federal Savings Bank develop a remedial action work plan for the Orange Road branch site as a result of an investigation conducted on behalf of an adjacent property owner. The Bank disputed the NJDEP position that Penn Federal Savings Bank was a responsible party. On July 1, 1998, the NJDEP issued a letter determining that Penn Federal Savings Bank, Mobil Oil Corporation (now ExxonMobil) and the former gasoline service station owner were all responsible parties for the clean up at the subject site. Responsible parties may ultimately have full or partial obligation for the cost of remediation. The Bank has continued to vigorously deny liability but has recently engaged in discussions with ExxonMobil. The Bank may be willing to enter into a cost sharing arrangement with ExxonMobil if ExxonMobil will agree to develop and implement the remedial action work plan required by the NJDEP. A written proposal is expected to be submitted to the Bank by ExxonMobil. Currently, no written agreement has been signed and neither party is bound to any verbal conversations.

Based upon an environmental engineering report, a remedial investigation would cost approximately $30,000. The environmental engineering company has also indicated that, based upon their experience with similar type projects, the majority of cases are addressed by natural remediation. Natural remediation costs, if needed, range from $60,000 to $150,000. At June 30, 2001, the Bank has established a contingent environmental liability of $45,000, which is included in Accounts payable and other liabilities on the Company's Consolidated Statement of Financial Condition. The $45,000 represents one-half of the remedial investigation (one-half of $30,000, or $15,000) plus one-half of the lower end of the range for natural remediation (one-half of $60,000, or $30,000). Based upon the most current information available, management believes the $45,000 represents the most likely liability at this time.

The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. At the present time, management does not anticipate losses on any of these claims or actions which would have a material adverse effect on the accompanying consolidated financial statements.

O.  Stockholders' Equity and Regulatory Capital

On January 13, 1998, the Company's Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend, payable on February 10, 1998 to common stockholders of record as of January 27, 1998.

During the year ended June 30, 2001, the Company repurchased 845,000 shares of its outstanding common stock at prices ranging from $13.13 to $22.65 per share, for a total cost of $14,545,000. During the year ended June 30, 2000, the Company repurchased 492,000 shares of its outstanding common stock. The prices paid for the repurchased shares ranged from $11.06 to $15.81 per share, for a total cost of $6,931,000. During the year ended June 30, 1999, the Company repurchased 618,000 shares of its outstanding common stock at prices ranging from $11.50 to $16.63 per share, for a total cost of $8,729,000.

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
             Notes to Consolidated Financial Statements - Continued


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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of tangible capital of not less than 1.5% of tangible assets, core capital of not less than 4% of adjusted tangible assets and risk-based capital of not less than 8% of risk-weighted assets. As of June 30, 2001, the Bank met all capital adequacy requirements to which it was subject.

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

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
             Notes to Consolidated Financial Statements - Continued


The Bank's capital amounts and ratios are presented in the following table.

                                                                                             To Be Well
                                                                                          Capitalized Under
                                                                   For Minimum Capital    Prompt Corrective
                                                 Actual             Adequacy Purposes     Action Provisions
                                       ----------------------------------------------------------------------
                                          Amount        Ratio       Amount      Ratio     Amount     Ratio
                                       ----------------------------------------------------------------------
                                                                  (Dollars in thousands)
As of June 30, 2001
   Tangible capital, and ratio to
      adjusted total assets             $144,825        7.87%      $27,617      1.50%       N/A       N/A
   Tier 1 (core) capital, and ratio to
        adjusted total assets           $144,825        7.87%      $73,645      4.00%     $92,056     5.00%
   Tier 1 (core) capital, and ratio to
        risk-weighted assets            $144,825        15.25%     N/A          N/A       $56,999     6.00%
   Risk-based capital, and ratio to
        risk-weighted assets            $149,050        15.69%     $75,998      8.00%     $94,998     10.00%
As of June 30, 2000
   Tangible capital, and ratio to
     adjusted total assets              $133,365        7.76%      $25,785      1.50%       N/A       N/A
   Tier 1 (core) capital, and ratio to
        adjusted total assets           $133,365        7.76%      $68,761      4.00%     $85,952     5.00%
   Tier 1 (core) capital, and ratio to
        risk-weighted assets            $133,365        15.07%     N/A          N/A       $53,093     6.00%
   Risk-based capital, and ratio to
        risk-weighted assets            $137,197        15.50%     $70,791      8.00%     $88,488     10.00%


The Bank's management believes that, with respect to regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Bank, such as increased interest ra tes or a downturn in the economy in areas where the Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet its future minimum capital requirements.

The previous table reflects information for the Bank. Savings and loan holding companies, such as PennFed, are not subject to capital requirements for capital adequacy purposes or for prompt corrective action requirements. Bank holding companies, however, are subject to capital requirements established by the Board of Governors of the Federal Reserve System (the "FRB").

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
             Notes to Consolidated Financial Statements - Continued



The following table summarizes the Company's capital amounts and ratios under the FRB's capital requirements for bank holding companies.


                                                                                          To Be Well
                                                                                       Capitalized Under
                                                                 For Minimum Capital   Prompt Corrective
                                                 Actual            Adequacy Purposes   Action Provisions
                                          ---------------------------------------------------------------
                                           Amount       Ratio      Amount     Ratio    Amount      Ratio
                                          ---------------------------------------------------------------
                                                                  (Dollars in thousands)
As of June 30, 2001
   Tangible capital, and ratio to
      adjusted total assets               $140,729      7.64%      $27,638     1.50%      N/A       N/A
   Tier 1 (core) capital, and ratio to
        adjusted total assets             $140,729      7.64%      $73,702     4.00%    $92,127     5.00%
   Tier 1 (core) capital, and ratio to
        risk-weighted assets              $140,729      14.97%     N/A         N/A      $56,401     6.00%
   Risk-based capital, and ratio to
        risk-weighted assets              $144,954      15.42%     $75,202     8.00%    $94,002     10.00%
As of June 30, 2000
   Tangible capital, and ratio to
      adjusted total assets               $137,789      8.01%      $25,805     1.50%      N/A       N/A
   Tier 1 (core) capital, and ratio to
        adjusted total assets             $137,789      8.01%      $68,814     4.00%    $86,018     5.00%
   Tier 1 (core) capital, and ratio to
        risk-weighted assets              $137,789      15.75%     N/A         N/A      $52,495     6.00%
   Risk-based capital, and ratio to
        risk-weighted assets              $141,621      16.19%     $69,993     8.00%    $87,492     10.00%




Federal regulations impose certain limitations on the payment of dividends and other capital distributions by the Bank. Under current regulations, savings institutions, such as the Bank, are generally permitted to make capital distributions without OTS approval during a calendar year equal to 100% of year-to-date net income plus retained net income for the two previous years. A savings institution, such as the Bank, which is a subsidiary of a savings and loan holding company, must file a notice of the proposed dividend or other capital distribution with the OTS at least 30 days prior to the declaration of such dividend or distribution. At June 30, 2001, the Bank could have paid dividends totaling approximately $16.4 million.

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
             Notes to Consolidated Financial Statements - Continued


P.  Computation of EPS

The computation of EPS is presented in the following table.

                                                                 For the year ended June 30,
                                                    --------------------------------------------------
                                                            2001             2000          1999
                                                    --------------------------------------------------
                                                     (Dollars in thousands, except per share amounts)
Net income........................................     $    12,513      $    12,870    $    11,457
                                                    ==================================================
Number of shares outstanding:
Weighted average shares issued....................       11,900,000      11,899,842     11,899,349
Less:  Weighted average shares held in treasury...        3,891,390       3,261,279      2,896,595
Less:  Average shares held by the ESOP............          952,000         952,000        952,000
Plus:  ESOP shares released or committed to be
         released during the fiscal year..........          552,611         451,541        357,421
                                                    --------------------------------------------------
Average basic shares..............................        7,609,221       8,138,104      8,408,175
Plus:   Average common stock equivalents..........          489,382         444,409        470,316
                                                    --------------------------------------------------
Average diluted shares............................        8,098,603       8,582,513      8,878,491
                                                    ==================================================
Earnings per common share:
        Basic.....................................      $      1.64      $     1.58    $      1.36
                                                    ==================================================
        Diluted...................................      $      1.55      $     1.50    $      1.29
                                                    ==================================================


Q.  Disclosure About Fair Value of Financial Instruments

The carrying amounts and estimated fair value of the Company's financial instruments at June 30, 2001 and 2000 were as follows:

                                                               June 30, 2001                 June 30, 2000
                                                         ---------------------------------------------------------
                                                          Carrying      Estimated        Carrying      Estimated
                                                           Amount       Fair Value        Amount       Fair Value
                                                         ---------------------------------------------------------
                                                                               (In thousands)
Financial assets:
    Cash and cash equivalents ......................     $   15,771     $   15,771     $   13,866     $   13,866
    Investment securities ..........................        333,969        327,245        303,026        278,643
    Mortgage-backed securities .....................        135,606        136,592         87,561         86,861
    FHLB of New York stock .........................         26,218         26,218         22,295         22,295
                                                         ---------------------------------------------------------
    Total cash and investments .....................        511,564        505,826        426,748        401,665
    Loans held for sale ............................             83             83             --             --
    Loans receivable, less allowance for loan losses      1,295,409      1,303,741      1,259,248      1,220,343
                                                         ---------------------------------------------------------
    Total loans ....................................      1,295,492      1,303,824      1,259,248      1,220,343
    Accrued interest receivable, net ...............         11,590         11,590         10,227         10,227
                                                         ---------------------------------------------------------
Total financial assets .............................     $1,818,646     $1,821,240     $1,696,223     $1,632,235
                                                         =========================================================
Financial liabilities:
    Deposits .......................................     $1,085,335     $1,096,859     $1,080,350     $1,079,158
    FHLB of New York advances ......................        454,465        470,466        364,465        353,736
    Other borrowings ...............................        127,640        128,024        112,175        111,939
    Mortgage escrow funds ..........................         11,979         11,979         11,888         11,888

    Net Trust Preferred securities .................         44,461         47,798         32,805         29,843
                                                         ---------------------------------------------------------
Total financial liabilities ........................     $1,723,880     $1,755,126     $1,601,683     $1,586,564
                                                         =========================================================

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
             Notes to Consolidated Financial Statements - Continued



                                                  June 30, 2001           June 30, 2000
                                           ---------------------------------------------------
                                            Notional      Estimated   Notional    Estimated
                                             Amount       Fair Value   Amount     Fair Value
                                           ---------------------------------------------------
                                                            (In thousands)
Off-balance sheet financial instruments:
Commitments to extend credit ...........     $63,951        $ --      $28,330       $ --
Unused lines of credit .................      85,816          --       65,746         --
Commitments to purchase loans ..........      17,699          --       26,826         --
Interest rate swaps ....................          --          --       30,000        264


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

Deposits -- The fair value of deposits with no stated maturity, such as savings, money market and other demand accounts, is equal to the amount payable on demand as of June 30, 2001 and 2000. Time deposits are segregated by type and original term. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is equivalent to the rate currently offered by the Company for deposits of similar type and maturity.

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

Mortgage Escrow Funds -- For these short-term liabilities, the carrying amount is a reasonable estimate of fair value.

Trust Preferred Securities -- For these securities, fair value is based on a quoted market price or prices for similar securities.

Commitments to Extend Credit and Unused Lines of Credit -- The fair value of commitments is estimated to be zero

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
             Notes to Consolidated Financial Statements - Continued


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

The following sets forth an analysis of loans, all of which are current, to directors, officers and employees:

                                          June 30,
                                  -----------------------
                                    2001          2000
                                  -----------------------
                                      (In thousands)
Balance, beginning of year..      $ 4,780       $ 3,608
New loans granted ..........        2,146         2,116
Repayments/reductions ......       (2,038)         (944)
                                  -----------------------
Balance, end of year .......      $ 4,888       $ 4,780
                                  =======================

In addition to the above amount of loans, at June 30, 2001 and 2000, there was $48,000 and $45,000, respectively, of outstanding balances on overdraft checking lines for directors, officers and employees.

S.  Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

In July 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

In July 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The associated asset retirement cost would be capitalized as part of the carrying amount of the long-lived asset. SFAS 143 will be effective for fiscal years beginning after June 15, 2002. The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
             Notes to Consolidated Financial Statements - Continued


T. Condensed Financial Information of PennFed Financial Services, Inc. (Parent Company Only)

The following are the condensed financial statements for PennFed, parent company only, as of June 30, 2001 and 2000 and for the years ended June 30, 2001, 2000 and 1999 and should be read in conjunction with the Notes to Consolidated Financial Statements.

Condensed Statements of Financial Condition

                                                         June 30,
                                                 ------------------------
                                                    2001          2000
                                                 ------------------------
                                                      (In thousands)
Assets
Cash .......................................      $     25      $     25
Intercompany overnight investment ..........         1,582           796
                                                 ------------------------
  Total cash and cash equivalents ..........         1,607           821
Investment securities held to
  maturity, at amortized cost ..............        10,987        11,005
Investment in subsidiaries .................       153,609       143,685
Prepaid Trust Preferred securities expenses          2,039         1,695
Accrued interest receivable ................           267           267
Other assets ...............................         1,054           558
                                                 ------------------------
                                                  $169,563      $158,031
                                                 ========================
Liabilities and Stockholders' Equity
Junior subordinated debentures .............      $ 47,940      $ 35,568
Intercompany loan payable ..................         7,100         7,100
Accrued interest payable ...................           608           528
Other accrued expenses and other liabilities         1,385           854
Stockholders' equity .......................       112,530       113,981
                                                 ------------------------
                                                  $169,563      $158,031
                                                 ========================

Condensed Statements of Operations

                                                                    Year ended June 30,
                                                         -----------------------------------------
                                                            2001           2000           1999
                                                         -----------------------------------------
                                                                      (In thousands)
Income
Interest income on intercompany balances ............     $    243       $    301       $    318
Interest income on investment securities ............          990            992          1,006
Other income ........................................            4              4              3
                                                         -----------------------------------------
                                                             1,237          1,297          1,327
Expenses
Interest expense on Junior subordinated debentures ..        3,491          3,166          3,166
Interest on intercompany loan .......................          718            666            379
Interest on unsecured revolving line of credit ......          159             --             --
Other expenses ......................................          428            412            365
                                                         -----------------------------------------
                                                             4,796          4,244          3,910
                                                         -----------------------------------------
Loss before undistributed net income of subsidiaries.       (3,559)        (2,947)        (2,583)
Equity in undistributed net income of subsidiaries ..       14,863         14,819         13,169
                                                         -----------------------------------------
Income before income taxes ..........................       11,304         11,872         10,586
Income tax benefit ..................................       (1,209)          (998)          (871)
                                                         -----------------------------------------
Net income ..........................................     $ 12,513       $ 12,870       $ 11,457
                                                         =========================================

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
             Notes to Consolidated Financial Statements - Continued


Condensed Statements of Cash Flows

                                                                                             Year ended June 30,
                                                                                  ------------------------------------------
                                                                                      2001          2000             1999
                                                                                  ------------------------------------------
                                                                                                 (In thousands)
Cash Flows From Operating Activities:
Net income ...................................................................      $ 12,513       $ 12,870       $ 11,457
Adjustments to reconcile net income to net cash used in operating activities:.
      Equity in undistributed net income of subsidiaries .....................       (14,863)       (14,819)       (13,169)
      Amortization of investment securities premium ..........................            18             15             15
      Amortization of cost of stock plans ....................................            --             36            520
      Increase in accrued interest payable, net of accrued
              interest receivable ............................................            80              4             --
     (Increase) decrease in other assets .....................................          (840)         1,064         (1,459)
      Increase (decrease) in accrued expenses and other liabilities ..........           531           (282)           615
                                                                                  ------------------------------------------
         Net cash used in operating activities ...............................        (2,561)        (1,110)        (2,021)
                                                                                  ------------------------------------------
Cash Flows From Investing Activities:
Investment in subsidiary bank ................................................        (4,200)            --             --
Investment in Trust II .......................................................          (372)            --             --
Dividends received from subsidiary bank ......................................        10,492          6,492          3,246
Proceeds from principal repayment on ESOP loan ...............................           519            484            449
Proceeds from maturities of investment securities ............................            --            165             --
                Net cash provided by investing activities ....................         6,439          7,141          3,695
Cash Flows From Financing Activities:
Proceeds from issuance of junior subordinated debentures .....................        12,372             --             --
Proceeds from intercompany loan ..............................................            --             --          7,100
Purchases of treasury stock, net of reissuance ...............................       (14,148)        (6,568)        (8,496)
Cash dividends paid ..........................................................        (1,316)        (1,341)        (1,353)
                                                                                  ------------------------------------------
                Net cash used in financing activities ........................        (3,092)        (7,909)        (2,749)
                                                                                  ------------------------------------------
Net increase (decrease) in cash and cash equivalents .........................           786         (1,878)        (1,075)
Cash and cash equivalents, beginning of year .................................           821          2,699          3,774
                                                                                  ------------------------------------------
Cash and cash equivalents, end of year .......................................      $  1,607       $    821       $  2,699
                                                                                  ==========================================

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
             Notes to Consolidated Financial Statements - Continued


U. Quarterly Financial Data (Unaudited)

                                                    Quarter ended
                                --------------------------------------------------
                                            2000                     2001
                                --------------------------------------------------
                                 September 30  December 31   March 31     June 30
                                --------------------------------------------------
                                      (In thousands, except per share amounts)
Total interest income ......       $30,436      $30,020      $29,657      $30,245
Total interest expense .....        20,581       20,280       19,364       19,359
                                --------------------------------------------------
Net interest income ........         9,855        9,740       10,293       10,886
Provision for loan losses ..           200          125          125          175
Non-interest income ........         1,059          975          833          947
Non-interest expenses ......         5,804        5,906        6,313        6,619
Income tax expense .........         1,734        1,651        1,649        1,774
                                --------------------------------------------------
  Net income ...............       $ 3,176      $ 3,033      $ 3,039      $ 3,265
                                ==================================================
Net income per common share:
  Basic ....................       $  0.41      $  0.40      $  0.40      $  0.44
                                ==================================================
  Diluted ..................       $  0.39      $  0.38      $  0.38      $  0.41
                                ==================================================



                                                   Quarter ended
                                --------------------------------------------------
                                            1999                     2000
                                --------------------------------------------------
                                 September 30  December 31   March 31     June 30
                                --------------------------------------------------
                                     (In thousands, except per share amounts)
Total interest income .......      $26,635      $27,642      $28,205      $29,281
Total interest expense ......       16,694       17,331       17,965       19,211
                                --------------------------------------------------
Net interest income .........        9,941       10,311       10,240       10,070
Provision for loan losses ...         210          210          210          230
Non-interest income .........          808          767          681          691
Non-interest expenses .......        5,752        5,712        5,710        5,554
Income tax expense ..........        1,705        1,833        1,777        1,736
                                --------------------------------------------------
  Net income ................      $ 3,082      $ 3,323      $ 3,224      $ 3,241
Net income per common share:.   ==================================================
  Basic .....................      $  0.37      $  0.40      $  0.40      $  0.41
                                ==================================================
  Diluted ...................      $  0.35      $  0.38      $  0.38      $  0.39
                                ==================================================

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

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Information Concerning Directors and Executive Officers

Information concerning Directors of the Registrant is incorporated herein by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 24, 2001, except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year. For information concerning Executive Officers of the Registrant who are not also Directors, see "Executive Officers" in Part I of this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by Directors, Officers and ten percent beneficial owners of the Registrant is incorporated herein by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 24, 2001.

Item 11. Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 24, 2001, except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 24, 2001, except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is incorporated herein by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 24, 2001, except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        (a) (1) Financial Statements:

        The following information appearing in Part I, Item 8 of this Form
             10-K is incorporated herein by reference.

        Independent Auditors' Report
                Consolidated Statements of Financial Condition at June 30, 2001
                  and 2000
                Consolidated Statements of Income for the Years Ended
                  June 30, 2001, 2000 and 1999
                Consolidated Statements of Changes in Stockholders' Equity for
                  the Years Ended June 30, 2001, 2000 and 1999
                Consolidated Statements of Cash Flows for the Years Ended June
                  30, 2001, 2000 and 1999
                Notes to Consolidated Financial Statements
        (a) (2) Financial Statement Schedules:

        All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a) (3)  Exhibits:


Regulation                                                                                  Reference to
   S-K                                                                                      Prior Filing
 Exhibit                                                                                     or Exhibit
  Number                             Document                                                   Number
---------------------------------------------------------------------------------------------------------

    2       Plan of acquisition, reorganization, arrangement, liquidation or succession          None
    3(i)    Certificate of Incorporation                                                           *
    3(ii)   Bylaws                                                                                **
    4       Instruments defining the rights of security holders, including indentures              *
    4(i)    Stockholder Protection Rights Agreement                                               ***
    9       Voting trust agreement                                                               None
   10       Material contracts:
             (a) Employee Stock Ownership Plan                                                     *
             (b) 1994 Amended and Restated Stock Option and Incentive Plan                        10(b)
             (c) Management Recognition Plan                                                       *
             (d) Employment Agreement with Joseph L. LaMonica                                     10(d)
             (e) Employment Agreement with Patrick D. McTernan                                    10(e)
             (f) Employment Agreement with Jeffrey J. Carfora                                     10(f)
             (g) Employment Agreement with Barbara A. Flannery                                    10(g)
   11       Statement re: computation of per share earnings                                       11
   12       Statements re: computation of ratios                                                  12
   13       Annual Report to security holders                                                 Not required
   16       Letter re: change in certifying accountant                                        Not required
   18       Letter re: change in accounting principles                                          None
   21       Subsidiaries of the registrant                                                        21
   22       Published report regarding matters submitted to vote of security holders            None
   23       Consents of independent auditors and counsel                                          23
   24       Power of Attorney                                                                 Not required
   99       Additional Exhibits                                                              Not applicable

----------------------------

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


(b) Reports on Form 8-K:

On April 25, 2001, the Company issued a press release announcing its third quarter results and an increased dividend.

On June 13, 2001, the Company issued a press release announcing its completion of a stock repurchase program and commencement of a new program.

                                   SIGNATURES


Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PENNFED FINANCIAL SERVICES, INC.



Date: September 24, 2001                By:    /s/  Joseph L. LaMonica
                                           -------------------------------------
                                               Joseph L. LaMonica
                                               President and Chief
                                               Executive Officer
                                               (Duly Authorized Representative)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:  /s/ Joseph L. LaMonica                By:   /s/ William C. Anderson
    ------------------------------------      ----------------------------------
      Joseph L. LaMonica                          William C. Anderson
      President, Chief Executive Officer          Chairman of the Board
      and Director
      (Principal Executive Officer)

Date: September 24, 2001                   Date: September 24, 2001


By:  /s/ Patrick D. McTernan               By:  /s/ Amadeu L. Carvalho
    ------------------------------------      ----------------------------------
      Patrick D. McTernan                         Amadeu L. Carvalho
      Senior Executive Vice President,            Director
      General Counsel, Secretary
      and Director

Date: September 24, 2001                   Date: September 24, 2001


By:  /s/ Marvin D. Schoonover              By:  /s/ Mario Teixeira, Jr.
    ------------------------------------      ----------------------------------
      Marvin D. Schoonover                          Mario Teixeira, Jr.
      Director                                      Director

Date: September 24, 2001                   Date: September 24, 2001


By:  /s/ Jeffrey J. Carfora                By: /s/ Claire M. Chadwick
    ------------------------------------      ----------------------------------
      Jeffrey J. Carfora                      Claire M. Chadwick
      Executive Vice President and            Senior Vice President,
      Chief Financial Officer                 Controller and Assistant Secretary
      (Principal Financial Officer)           (Principal Accounting Officer)

Date: September 24, 2001                   Date: September 24, 2001