Form 10-Q
period 2001-09-30
PENNFED FINANCIAL SERVICES INC
filed 2001-11-13
CIK 920945

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________



                         Commission file number 0-24040


                        PennFed Financial Services, Inc.
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                         22-3297339
 ------------------------------------               --------------------------
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                          Identification No.)


           622 Eagle Rock Avenue, West Orange, NJ       07052-2989
          ----------------------------------------     ------------
          (Address of principal executive offices)      (Zip Code)

       Registrant's telephone number, including area code: (973) 669-7366
                                                           ----------------


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


      As of November 9, 2001, there were issued and outstanding 7,630,608 shares of the Registrant's Common Stock.

PART I - Financial Information
Item 1.  Financial Statements

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

                                                                                       September 30,         June 30,
                                                                                           2001                2001
                                                                                           ----                ----
                                                                                            (Dollars in thousands)
ASSETS
Cash and cash equivalents ........................................................      $    15,077       $    15,771
Investment securities held for sale, at market value, amortized cost of
        $15 at September 30, 2001 ................................................               12                --
Investment securities held to maturity, at amortized cost, market value of
        $263,110 and $327,245 at September 30, 2001 and June 30, 2001 ............          262,364           333,969
Mortgage-backed securities held to maturity, at amortized cost, market value
        of $128,105 and $136,592 at September 30, 2001 and June 30, 2001 .........          124,342           135,606
Loans held for sale ..............................................................            2,012                83
Loans receivable, net of allowance for loan losses of $4,792 and $4,248
        at September 30, 2001 and June 30, 2001 ..................................        1,394,779         1,295,409
Premises and equipment, net ......................................................           20,408            20,354
Real estate owned, net ...........................................................              384               500
Federal Home Loan Bank of New York stock, at cost ................................           27,078            26,218
Accrued interest receivable, net .................................................           12,443            11,590
Goodwill and other intangible assets .............................................            6,491             6,983
Other assets .....................................................................           11,715             2,894
                                                                                        -----------       -----------
                                                                                        $ 1,877,105       $ 1,849,377
                                                                                        ===========       ===========

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
        Deposits .................................................................      $ 1,154,908       $ 1,085,335
        Federal Home Loan Bank of New York advances ..............................          464,465           454,465
        Other borrowings .........................................................           74,150           127,640
        Mortgage escrow funds ....................................................           11,691            11,979
        Accounts payable and other liabilities ...................................           11,617            12,967
                                                                                        -----------       -----------
        Total liabilities ........................................................        1,716,831         1,692,386
                                                                                        -----------       -----------

        Guaranteed Preferred Beneficial Interests in the Company's
            Junior Subordinated Debentures .......................................           46,500            46,500
        Unamortized issuance expenses ............................................           (2,020)           (2,039)
                                                                                        -----------       -----------
        Net Trust Preferred securities ...........................................           44,480            44,461
                                                                                        -----------       -----------

Stockholders' Equity:
        Serial preferred stock, $.01 par value, 7,000,000 shares
            authorized, no shares issued .........................................               --                --
        Common stock, $.01 par value, 15,000,000 shares authorized, 11,900,000 shares issued and 7,643,928 and 7,620,329 shares outstanding at
          September 30, 2001 and June 30, 2001 (excluding shares held in treasury of 4,256,072 and 4,279,671 at September 30, 2001 and
          June 30, 2001) .........................................................               60                60
        Additional paid-in capital ...............................................           62,249            61,504
        Employee Stock Ownership Plan Trust debt .................................           (1,662)           (1,801)
        Retained earnings, partially restricted ..................................          105,543           102,694
        Unrealized loss on investment securities held for sale ...................               (3)               --
        Treasury stock, at cost, 4,256,072 and 4,279,671 shares at
            September 30, 2001 and June 30, 2001 .................................          (50,393)          (49,927)
                                                                                        -----------       -----------
        Total stockholders' equity ...............................................          115,794           112,530
                                                                                        -----------       -----------
                                                                                        $ 1,877,105       $ 1,849,377
                                                                                        ===========       ===========

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Income

                                                                  Three months ended September 30,
                                                                  --------------------------------
                                                                       2001             2000
                                                                   -----------       -----------
                                                                   (Dollars in thousands, except
                                                                         per share amounts)
Interest and Dividend Income:
        Interest and fees on loans ..........................      $    23,855       $    23,327
        Interest on federal funds sold ......................                1                16
        Interest and dividends on investment securities......            5,924             5,665
        Interest on mortgage-backed securities ..............            2,154             1,428
                                                                   -----------       -----------
                                                                        31,934            30,436
                                                                   -----------       -----------
Interest Expense:
        Deposits ............................................           11,562            13,202
        Borrowed funds ......................................            8,217             7,379
                                                                   -----------       -----------
                                                                        19,779            20,581
                                                                   -----------       -----------
Net Interest and Dividend Income Before Provision
        for Loan Losses .....................................           12,155             9,855
Provision for Loan Losses ...................................              550               200
                                                                   -----------       -----------
Net Interest and Dividend Income After Provision
        for Loan Losses .....................................           11,605             9,655
                                                                   -----------       -----------

Non-Interest Income:
        Service charges .....................................              647               577
        Net gain (loss) from real estate operations .........              (39)               --
        Net gain on sales of loans ..........................               42               314
        Other ...............................................              195               168
                                                                   -----------       -----------
                                                                           845             1,059
                                                                   -----------       -----------

Non-Interest Expenses:
        Compensation and employee benefits ..................            3,235             2,666
        Net occupancy expense ...............................              406               395
        Equipment ...........................................              501               448
        Advertising .........................................              120               118
        Amortization of intangibles .........................              492               510
        Federal deposit insurance premium ...................               52                55
        Preferred securities expense ........................            1,092               783
        Other ...............................................            1,032               829
                                                                   -----------       -----------
                                                                         6,930             5,804
                                                                   -----------       -----------

Income Before Income Taxes ..................................            5,520             4,910
Income Tax Expense ..........................................            1,967             1,734
                                                                   -----------       -----------
Net Income ..................................................      $     3,553       $     3,176
                                                                   ===========       ===========

Weighted average number of common shares outstanding:
        Basic ...............................................        7,306,933         7,807,413
                                                                   ===========       ===========
        Diluted .............................................        7,873,741         8,242,969
                                                                   ===========       ===========

Net income per common share:
        Basic ...............................................      $      0.49       $      0.41
                                                                   ===========       ===========
        Diluted .............................................      $      0.45       $      0.39
                                                                   ===========       ===========

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows


                                                                                Three months ended September 30,
                                                                                --------------------------------
                                                                                       2001           2000
                                                                                     --------       --------
                                                                                     (Dollars in thousands)
Cash Flows from Operating Activities:
        Net income ............................................................      $  3,553       $  3,176
        Adjustments to reconcile net income to net cash provided by
          (used in) operating activities:
        Net gain on sales of loans ............................................           (42)          (314)
        Proceeds from sales of loans held for sale ............................         3,408         54,124
        Amortization of investment and mortgage-backed securities
          premium, net ........................................................            68             39
        Depreciation and amortization .........................................           386            336
        Provision for losses on loans and real estate owned ...................           576            200
        Amortization of cost of stock plans ...................................           885            399
        Amortization of intangibles ...........................................           492            510
        Amortization of premiums on loans and loan fees .......................           773            394
        Amortization of Trust Preferred securities issuance costs .............            19             16
        (Increase) decrease in accrued interest receivable net of
          accrued interest payable ............................................            27           (972)
        (Increase) decrease in other assets ...................................        (8,821)         1,974
        Decrease in accounts payable and other liabilities ....................        (1,350)          (875)
        Decrease in mortgage escrow funds .....................................          (288)           (54)
                                                                                     --------       --------
        Net cash provided by (used in) operating activities ...................          (314)        58,953
                                                                                     --------       --------

Cash Flows from Investing Activities:
        Proceeds from maturities of investment securities .....................        96,155             --
        Purchases of investment securities held to maturity ...................       (24,553)            --
        Purchases of investment securities held for sale ......................           (15)            --
        Net outflow from loan originations net of principal repayments of loans       (98,702)       (25,274)
        Purchases of loans ....................................................        (7,286)       (19,293)
        Proceeds from principal repayments of mortgage-backed securities ......        11,199          9,826
        Purchases of premises and equipment ...................................          (440)          (539)
        Net inflow (outflow) from real estate owned activity ..................            90            (28)
        Purchases of Federal Home Loan Bank of New York stock .................          (860)          (193)
                                                                                     --------       --------
        Net cash used in investing activities .................................       (24,412)       (35,501)
                                                                                     --------       --------

Cash Flows from Financing Activities:
        Net increase in deposits ..............................................        68,692         36,513
        Decrease in advances from the Federal Home Loan Bank
          of New York and other borrowings ....................................       (43,490)       (54,710)
        Cash dividends paid ...................................................          (371)          (316)
        Purchases of treasury stock, net of reissuance ........................          (799)        (3,845)
                                                                                     --------       --------
        Net cash provided by (used in) financing activities ...................        24,032        (22,358)
                                                                                     --------       --------
Net Increase (Decrease) in Cash and Cash Equivalents ..........................          (694)         1,094
Cash and Cash Equivalents, Beginning of Period ................................        15,771         13,866
                                                                                     --------       --------
Cash and Cash Equivalents, End of Period ......................................      $ 15,077       $ 14,960
                                                                                     ========       ========

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)


                                                                         Three months ended September 30,
                                                                         --------------------------------
                                                                                2001         2000
                                                                                ----         ----
                                                                             (Dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
        Cash paid during the period for:
        Interest .....................................................      $  18,628       $19,732
                                                                            =========       =======
        Income taxes .................................................      $      --       $     1
                                                                            =========       =======



Supplemental Schedule of Non-Cash Activities:
        Transfer of loans receivable to real estate owned, net .......      $      --       $   271
                                                                            =========       =======
        Transfer of loans receivable to loans held for sale, at market      $   5,295       $72,160
                                                                            =========       =======
        Unrealized loss on investment securities held for sale .......      $      (3)      $    --
                                                                            =========       =======


See notes to consolidated financial statements.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation

The interim consolidated financial statements of PennFed Financial Services, Inc. ("PennFed") and subsidiaries (with its subsidiaries, the "Company") include the accounts of PennFed and its subsidiaries, Penn Federal Savings Bank (the "Bank"), PennFed Capital Trust I and PennFed Capital Trust II. These interim consolidated financial statements included herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2001. The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. There were no adjustments of a non-recurring nature recorded during the three months ended September 30, 2001 and 2000. The interim results of operations presented are not necessarily indicative of the results for the full year.

When necessary, reclassifications have been made to conform to current period presentation.

2. Adoption of Recently Issued Accounting Standards

In August 2001, the Financial Accounting Standards Board (the "FASB") issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 144 retains the requirements of SFAS 121 for recognizing and measuring the impairment loss of long-lived assets to be held and used. For long-lived assets to be disposed of by sale, SFAS 144 requires a single accounting model be used for all long-lived assets, whether previously held and used or newly acquired. Long-lived assets to be disposed of other than by sale would be considered held and used until disposition. SFAS 144 also broadens the presentation of discontinued operations in the income statement to include more disposal transactions. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

3. Computation of EPS

The computation of EPS is presented in the following table.


                                                          Three months ended September 30,
                                                          --------------------------------
                                                                2001             2000
                                                                ----             ----

                                                             (Dollars in thousands, except
                                                                 per share amounts)
Net income ...........................................      $     3,553      $     3,176
                                                            ===========      ===========

Number of shares outstanding:
Weighted average shares issued .......................       11,900,000       11,900,000
Less: Weighted average shares held in treasury .......        4,260,678        3,654,444
Less: Average shares held by the ESOP ................          952,000          952,000
Plus: ESOP shares released or committed to be released
         during the fiscal year ......................          619,611          513,857
                                                            -----------      -----------
Average basic shares .................................        7,306,933        7,807,413
Plus: Average common stock equivalents ...............          566,808          435,556
                                                            -----------      -----------
Average diluted shares ...............................        7,873,741        8,242,969
                                                            ===========      ===========

Earnings per common share:
        Basic ........................................      $      0.49      $      0.41
                                                            ===========      ===========
        Diluted ......................................      $      0.45      $      0.39
                                                            ===========      ===========

4. Stockholders' Equity and Regulatory Capital

The Bank's regulatory capital amounts and ratios are presented in the following table.

                                                                                                      To Be Well
                                                                          For Minimum              Capitalized Under
                                                                       Capital Adequacy            Prompt Corrective
                                                Actual                     Purposes                Action Provisions
                                        ----------------------     ------------------------      ----------------------
                                          Amount        Ratio         Amount        Ratio          Amount         Ratio
                                        ---------       -----       ---------       -----        ---------        -----
                                                                     (Dollars in thousands)
As of September 30, 2001
Tangible capital, and ratio to
   adjusted total assets ..........      $148,453       7.93%       $ 28,071         1.50%              N/A         N/A
Tier I (core) capital, and ratio to
   adjusted total assets ..........      $148,453       7.93%       $ 74,857         4.00%         $ 93,572        5.00%
Tier I (core) capital, and ratio to
   risk-weighted assets ...........      $148,453      14.83%            N/A          N/A          $ 60,080        6.00%
Risk-based capital, and ratio to
   risk-weighted assets ...........      $153,234      15.30%       $ 80,106         8.00%         $100,133       10.00%

As of June 30, 2001
Tangible capital, and ratio to
   adjusted total assets ..........      $144,825       7.87%       $ 27,617         1.50%             N/A          N/A
Tier I (core) capital, and ratio to
   adjusted total assets ..........      $144,825       7.87%       $ 73,645         4.00%         $ 92,056        5.00%
Tier I (core) capital, and ratio to
   risk-weighted assets ...........      $144,825      15.25%            N/A          N/A          $ 56,999        6.00%
Risk-based capital, and ratio to
   risk-weighted assets ...........      $149,050      15.69%       $ 75,998         8.00%         $ 94,998       10.00%

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

                                                                                                                 To Be Well
                                                                                     For Minimum             Capitalized Under
                                                                                  Capital Adequacy           Prompt Corrective
                                                                Actual                Purposes               Action Provisions
                                                        --------------------   -----------------------    ----------------------
                                                          Amount      Ratio      Amount         Ratio        Amount       Ratio
                                                        ---------     -----    ---------        -----      ---------      -----
                                                                               (Dollars in thousands)
As of September 30, 2001
Tangible capital, and ratio to
   adjusted total assets......................         $145,737        7.79%      $28,070        1.50%          N/A        N/A
Tier I (core) capital, and ratio to
   adjusted total assets......................         $145,737        7.79%      $74,853        4.00%      $93,567        5.00%
Tier I (core) capital, and ratio to
   risk-weighted assets.......................         $145,737       14.72%          N/A        N/A        $59,402        6.00%
Risk-based capital, and ratio to
   risk-weighted assets.......................         $150,518       15.20%      $79,203        8.00%      $99,003       10.00%

As of June 30, 2001
Tangible capital, and ratio to
   adjusted total assets......................         $140,729        7.64%      $27,638        1.50%          N/A        N/A
Tier I (core) capital, and ratio to
   adjusted total assets......................         $140,729        7.64%      $73,702        4.00%      $92,127        5.00%
Tier I (core) capital, and ratio to
   risk-weighted assets.......................         $140,729       14.97%          N/A        N/A        $56,401        6.00%
Risk-based capital, and ratio to
   risk-weighted assets.......................         $144,954       15.42%      $75,202        8.00%      $94,002       10.00%

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

When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates and demand for loans in the Company's market area, competition and terrorist acts that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company will not undertake - and specifically declines any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Financial Condition

Total assets increased $27.7 million to $1.877 billion at September 30, 2001 from total assets of $1.849 billion at June 30, 2001. The increase was primarily due to a $99.4 million increase in net loans receivable offset by a $71.6 million decrease in investment securities held to maturity. Lower market interest rates and the resulting effect of loan refinancing activity has led to growth in the loan portfolio while the lower market interest rates have resulted in certain investment securities being called before maturity.

Deposits increased $69.6 million to $1.155 billion at September 30, 2001 from $1.085 billion at June 30, 2001. The increase was mainly due to growth in the Company's checking, money market and savings core deposit accounts as well as in medium-term certificates of deposit. Federal Home Loan Bank ("FHLB") of New York advances increased $10.0 million from $454.5 million at June 30, 2001 to $464.5 million at September 30, 2001, while other borrowings decreased $53.4 million from $127.6 million at June 30, 2001 to $74.2 million at September 30, 2001. The decrease in other borrowings primarily reflects the increase in deposit funds and the use of funds received from investment securities being called before maturity.

Non-performing assets at September 30, 2001 remained unchanged from the $2.1 million recorded at June 30, 2001. The ratio of non-performing assets to total assets at September 30, 2001 decreased to 0.11% from the 0.12% at June 30, 2001. Non-accruing loans at September 30, 2001 totaled $1.8 million, as compared to $1.6 million at June 30, 2001, while the ratio of non-accruing loans to total loans of 0.13% at September 30, 2001 was unchanged from the ratio at June 30, 2001. Real estate owned decreased to $384,000 at September 30, 2001 from $500,000 at June 30, 2001.

Stockholders' equity at September 30, 2001 totaled $115.8 million compared to $112.5 million at June 30, 2001. The increase primarily reflects the net income recorded for the three months ended September 30, 2001 and the exercise of stock options partially offset by the repurchase of 77,500 shares of the Company's outstanding stock at an average market price of $21.36 per share and the declaration of cash dividends.

Results of Operations

General. For the three months ended September 30, 2001 net income was $3.6 million, or $0.45 per diluted share, as compared to net income of $3.2 million, or $0.39 per diluted share, for the comparable prior year period.

Interest and Dividend Income. Interest and dividend income for the three months ended September 30, 2001 increased to $31.9 million from $30.4 million for the three months ended September 30, 2000. This increase was primarily due to an increase in average interest-earning assets partially offset by a decrease in the average yield earned on these assets, when compared to the prior year's first quarter. Average interest-earning assets were $1.832 billion for the three months ended September 30, 2001 compared to $1.690 billion for the prior year period. The average yield earned on interest-earning assets decreased to 6.95% for the three months ended September 30, 2001 from 7.18% for the three months ended September 30, 2000.

Interest income on residential one- to four-family mortgage loans for the three months ended September 30, 2001 decreased $36,000 when compared to the prior year period. The decrease in interest income on residential one- to four-family mortgage loans was primarily due to a decrease of 22 basis points in the average yield earned on this loan portfolio to 6.88% for the three months ended September 30, 2001 from 7.10% for the comparable prior year period. The decrease in interest income on residential one- to four-family mortgage loans was partially offset by a $33.2 million increase in the average balance outstanding to $1.124 billion for the three months ended September 30, 2001 compared to $1.091 billion for the prior year period.

For the three months ended September 30, 2001, interest income on commercial and multi-family real estate loans increased $411,000, or 20.9%, when compared to the prior year period. The increase in interest income on this loan portfolio was primarily attributable to an increase of $21.9 million in the average outstanding balance for the three months ended September 30, 2001, when compared to the three months ended September 30, 2000. The increase in interest income on commercial and multi-family real estate loans was partially offset by a decrease of 23 basis points in the average yield earned to 8.30% for the three months ended September 30, 2001, compared to 8.53% for the three months ended September 30, 2000.

Interest income on consumer loans increased $153,000, or 7.7%, for the three months ended September 30, 2001, compared to the prior year period. The increase in interest income for this loan portfolio was due to a $17.5 million increase in the average balance outstanding to $117.9 million for the three months ended September 30, 2001, compared to $100.4 million for the prior year period. Offsetting the increase in interest income on consumer loans was a 64 basis point decrease in the average yield earned on the consumer loan portfolio to 7.18% for the three months ended September 30, 2001, compared to 7.82% for the prior year period.

Interest income on investment securities and other interest-earning assets increased $259,000 for the three months ended September 30, 2001 from the comparable prior year period. The increase was partially due to a $21.8 million increase in the average balance outstanding for the current year period over the prior year period. The increase in interest income on investment securities and other interest-earning assets was partially offset by a decrease in the average yield earned on these securities to 6.82% for the three months ended September 30, 2001, compared to 6.96% for the three months ended September 30, 2000.

Interest income on the mortgage-backed securities portfolio increased $726,000 for the three months ended September 30, 2001 as compared to the prior year period. The increase in interest income on mortgage-backed securities primarily reflects a $48.1 million increase in the average balance outstanding to $130.1 million for the three months ended September 30, 2001, compared to $82.0 million for the prior year period. The increase in the average balance was partially offset by a 34 basis point decrease in the average yield earned on the mortgage-backed securities portfolio to 6.62% for the three months ended September 30, 2001, compared to 6.96% for the comparable prior year period.

Interest Expense. Interest expense decreased $802,000 for the three months ended September 30, 2001 from $20.6 million for the comparable prior year period. The decrease in the current year period was attributable to a 58 basis point decrease in the Company's cost of funds offset by a $128.6 million increase in total average deposits and borrowings, when compared to the prior year period. For the three months ended September 30, 2001, average deposit balances increased $21.0 million to $1.126 billion from $1.105 billion for the three months ended September 30, 2000. The average rate paid on deposits for the current year period decreased 67 basis points to 4.07% as compared to 4.74% for the three months ended September 30, 2000. Average FHLB of New York advances increased $91.1 million for the three months ended September 30, 2001 to $458.8 million while the average cost of advances decreased 22 basis points to 5.92% for the current period, when compared to the three months ended September 30, 2000. For the three months ended September 30, 2001, the average balance of other borrowings increased $16.4 million from $100.0 million for the three months ended September 30, 2000. The average rate paid on other borrowings decreased 205 basis points to 4.34% for the three months ended September 30, 2001 from 6.39% for the prior year period.

Net Interest and Dividend Income. Net interest and dividend income before provision for loan losses for the three months ended September 30, 2001 was $12.2 million, reflecting a $2.3 million increase from $9.9 million recorded in the comparable prior year period. The net interest rate spread and net interest margin for the three months ended September 30, 2001 were 2.36% and 2.69%, respectively, an increase from 2.01% and 2.37%, respectively, for the three months ended September 30, 2000. A decline in short-term market interest rates coupled with growth in the Company's loan portfolio and core deposit accounts contributed to the improvement in net interest margin.

Provision for Loan Losses. The provision for loan losses for the three months ended September 30, 2001 was $550,000 compared to $200,000 for the prior year period. In response to loans of customers affected by the events of September 11, 2001, the Company increased its level of loan loss provision. The Company will continue to closely monitor these loans. The allowance for loan losses at September 30, 2001 of $4.8 million reflects a $544,000 increase from the June 30, 2001 level. The allowance for loan losses as a percentage of non-accruing loans was 273.52% at September 30, 2001, compared to 259.50% at June 30, 2001. The allowance for loan losses was 0.34% of total loans at September 30, 2001, up from 0.33% at June 30, 2001.

Non-Interest Income. For the three months ended September 30, 2001, non-interest income was $845,000 compared to $1.1 million for the prior year period. The decrease was primarily due to a net gain on sales of loans in the current period of $42,000 compared to $314,000 for the three months ended September 30, 2000. Effective with the issuance of the $12 million of Trust Preferred securities in March 2001, a determination was made whereby conforming, fixed rate one- to four-family mortgage loan production would not be sold for a period of time to leverage the proceeds of such issuance. Therefore, only $3.4 million of these conforming, fixed rate one- to four-family mortgage loans were sold during the three months ended September 30, 2001. During the three months ended September 30, 2000, nearly $8 million of loans were sold under the Company's strategy of selling conforming, fixed rate one- to four-family loan production, generating gains of $107,000 for that period. In addition, during the quarter ended September 30, 2000, the Company sold $46 million of one- to four-family mortgage loans in an effort to improve funding, liquidity, interest rate risk and net interest margin and recorded a net gain on sale of loans of $207,000.

Service charge income for the three months ended September 30, 2001 was $647,000, a $70,000 increase compared to $577,000 for the prior year period. The Company recorded a net loss from real estate operations of $39,000 for the three months ended September 30, 2001. For the three months ended September 30, 2001, other non-interest income reflected a $27,000 increase from the prior year period. Other non-interest income included $100,000 and $84,000 in earnings from the Investment Services at Penn Federal program for the three months ended September 30, 2001 and 2000, respectively. Through this program, customers have convenient access to financial consulting/advisory services and related uninsured non-deposit investment and insurance products.

Non-Interest Expenses. Non-interest expenses were $6.9 million for the three months ended September 30, 2001, representing an increase over the $5.8 million recorded during the prior year period. An increase in preferred securities expense due to the issuance of the $12 million of Trust Preferred securities in March 2001 was one factor in the increase in non-interest expenses for the three months ended September 30, 2001, when compared to the prior year period. Additional "non-cash" expense related to the Employee Stock Ownership Plan, additional costs related to the Bank's new Business Development department and expenses related to the Company's development of an internet presence also contributed to the increased non-interest expenses for the three months ended September 30, 2001, when compared to the prior year period. The Company's non-interest expenses as a percent of average assets increased to 1.47% for the three months ended September 30, 2001 from 1.33% for the comparable prior year period.

Income Tax Expense. Income tax expense was $2.0 million for the three months ended September 30, 2001, compared to $1.7 million for the three months ended September 30, 2000. The effective tax rate for the three months ended September 30, 2001 was 35.6%. The effective tax rate was 35.3% for the three months ended September 30, 2000.

Analysis of Net Interest Income

The following table sets forth certain information relating to the Company's consolidated statements of financial condition and the consolidated statements of income for the three months ended September 30, 2001 and 2000, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived from average daily balances. The average balance of loans receivable includes non-accruing loans. The yields and costs include fees which are considered adjustments to yields.

                                                                           Three Months Ended September 30,
                                                  --------------------------------------------------------------------------------
                                                                     2001                                      2000
                                                  --------------------------------------     -------------------------------------
                                                     Average       Interest                     Average       Interest
                                                   Outstanding      Earned/      Yield/       Outstanding      Earned/     Yield/
                                                     Balance         Paid       Rate (1)        Balance         Paid      Rate (1)
                                                  -------------   ----------    --------     -------------   ----------   --------
                                                                                   (Dollars in thousands)
Interest-earning assets:
      One- to four-family mortgage
           loans................................    $1,123,941      $19,344       6.88%        $1,090,750      $19,380      7.10%
      Commercial and multi-family real
           estate loans.........................       112,429        2,378       8.30             90,524        1,967      8.53
      Consumer loans............................       117,865        2,133       7.18            100,406        1,980      7.82
                                                  ------------     --------                   -----------    ---------
           Total loans receivable...............     1,354,235       23,855       7.02          1,281,680       23,327      7.26

      Federal funds sold........................           134            1       3.33                984           16      6.37
      Investment securities and other...........       347,194        5,924       6.82            325,404        5,665      6.96
      Mortgage-backed securities................       130,086        2,154       6.62             82,042        1,428      6.96
                                                  ------------    ---------                   -----------    ---------
           Total interest-earning assets........     1,831,649      $31,934       6.95          1,690,110      $30,436      7.18
                                                                    =======                                    =======

Non-interest earning assets.....................        51,632                                     56,433
                                                 -------------                                -----------
           Total assets ........................    $1,883,281                                 $1,746,543
                                                    ==========                                 ==========

Deposits and borrowings:
      Money market and demand deposits..........   $   130,775    $     308       0.93%       $   125,076    $     441      1.40%
      Savings deposits..........................       195,003        1,005       2.05            155,365          621      1.59
      Certificates of deposit...................       800,383       10,249       5.08            824,672       12,140      5.84
                                                  ------------     --------                   -----------     --------
           Total deposits.......................     1,126,161       11,562       4.07          1,105,113       13,202      4.74

      FHLB of New York advances.................       458,766        6,925       5.92            367,680        5,745      6.14
      Other borrowings..........................       116,457        1,292       4.34            100,040        1,634      6.39
                                                  ------------    ---------                   -----------    ---------
           Total deposits and borrowings........     1,701,384      $19,779       4.59          1,572,833      $20,581      5.17
                                                                    =======                                    =======

Other liabilities...............................        23,350                                     27,282
                                                 -------------                                -----------
           Total liabilities....................     1,724,734                                  1,600,115
Trust Preferred securities......................        44,471                                     32,813
Stockholders' equity............................       114,076                                    113,615
                                                  ------------                                -----------
           Total liabilities and stockholders'
               equity...........................    $1,883,281                                 $1,746,543
                                                    ==========                                 ==========

Net interest income and net
      interest rate spread......................                    $12,155       2.36%                       $  9,855      2.01%
                                                                    =======       ====                        ========      ====

Net interest-earning assets and
      interest margin ..........................  $    130,265                    2.69%       $   117,277                   2.37%
                                                  ============                    ====        ===========                   ====

Ratio of interest-earning assets to
      deposits and borrowings...................                                107.66%                                   107.46%
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


                                                         September 30,   June 30,
                                                             2001          2001
                                                             ----          ----
                                                           (Dollars in thousands)
Non-accruing loans:
        One- to four-family ...........................      $1,371       $1,219
        Commercial and multi-family ...................          --           49
        Consumer ......................................         381          369
                                                             ------       ------
               Total non-accruing loans ...............       1,752        1,637

Real estate owned, net ................................         384          500
                                                             ------       ------

               Total non-performing assets ............       2,136        2,137
                                                             ------       ------

               Total risk elements ....................      $2,136       $2,137
                                                             ======       ======

Non-accruing loans as a percentage of total loans .....        0.13%        0.13%
                                                             ======       ======

Non-performing assets as a percentage of total assets..        0.11%        0.12%
                                                             ======       ======

Total risk elements as a percentage of total assets ...        0.11%        0.12%
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

Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowances will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to record additions to the allowance level based upon their assessment of the information available to them at the time of examination. At September 30, 2001, the Company had a total allowance for loan losses of $4.8 million representing 273.52% of total non-accruing loans and 0.34% of total loans.

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

At September 30, 2001, the Company's total interest-earning assets maturing or repricing within one year exceeded its total deposits and borrowings maturing or repricing within one year by $97.4 million, representing a one year positive gap of 5.19% of total assets, compared to a one year negative gap of 14.48% of total assets at June 30, 2001. The Company's gap position changed from June 30, 2001 primarily due to investment securities that have been called and are expected to be called. The decline in market interest rates has resulted in certain investment securities being called before maturity, the proceeds of which were used to reduce short-term borrowings. Also contributing to the change in the gap position was an increase in core deposits and medium-term certificates of deposit coupled with a decrease in short-term certificates of deposit.

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

As of September 30, 2001, the Bank's internally generated initial NPV ratio was 5.81%. Following a 2% increase in interest rates, the Bank's Post-Shock NPV ratio was 6.17%. The change in the NPV ratio, or the Bank's Sensitivity Measure, was 0.36%. As of September 30, 2001, the Company's internally generated initial NPV ratio was 5.52%, the Post-Shock ratio was 6.24%, and the Sensitivity Measure was 0.72%. The duration of assets has declined as certain investment securities are assumed to be called in both the base and post-shock scenarios. Conversely, the duration of liabilities has extended in both scenarios principally due to the call features on convertible FHLB of New York advances. Variances between the Bank's and the Company's NPV ratios are attributable to balance sheet items which are adjusted during consolidation, such as investments, intercompany borrowings and capital.

Internally generated NPV measurements are based on simulations which utilize institution specific assumptions and, as such, generally result in lower levels of presumed interest rate risk (i.e., higher Post-Shock NPV ratio and lower Sensitivity Measure) than Office of Thrift Supervision ("OTS") measurements indicate.

The OTS measures the Bank's (unconsolidated) IRR on a quarterly basis using data from the quarterly Thrift Financial Reports filed by the Bank with the OTS, coupled with non-institution specific assumptions which are based on national averages. As of June 30, 2001 (the latest date for which information is available), the Bank's initial NPV ratio, as measured by the OTS, was 8.68%, the Bank's Post-Shock ratio was 5.26% and the Sensitivity Measure was 3.42%.

In addition to monitoring NPV and gap, management also monitors the duration of assets and liabilities and the effects on net interest income resulting from parallel and non-parallel increases or decreases in rates.

At September 30, 2001, based on its internally generated simulation models, the Company's consolidated net interest income projected for one year forward would remain unchanged from the base case, or current market, as a result of an immediate and sustained 2% increase in interest rates.

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

The Bank maintains appropriate levels of liquid assets. The Company's most liquid assets are cash and cash equivalents, U.S. government agency securities and mortgage-backed securities. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At September 30, 2001 and June 30, 2001, the Bank's liquidity ratios were 14.35% and 21.50%, respectively.

The Company uses its liquid resources principally to fund maturing certificates of deposit and deposit withdrawals, to purchase loans and securities, to fund existing and future loan commitments, and to meet operating expenses. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

The Company's cash needs for the three months ended September 30, 2001 were provided by maturities of investment securities, increased deposits and principal repayments of loans and mortgage-backed securities. During this period, the cash provided was used for investing activities, which included the origination and purchase of loans and the purchase of investment securities, as well as to reduce borrowings. During the three months ended September 30, 2000, the cash needs of the Company were provided by operating activities, primarily from proceeds from the sales of loans, increased deposits and principal repayments of loans and mortgage-backed securities. The cash provided was used for investing activities, which included the origination and purchase of loans, as well as to reduce borrowings.

Current regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percentage of risk-adjusted assets; a ratio of core capital to risk-adjusted assets; a leverage ratio of core capital to total adjusted assets; and a tangible capital ratio expressed as a percentage of total adjusted assets. As of September 30, 2001, the Bank exceeded all regulatory capital requirements and qualified as a "well-capitalized" institution (see Note 4. - Stockholders' Equity and Regulatory Capital, in the Notes to Consolidated Financial Statements).

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

Item 4.      Submission of Matters to a Vote of Security Holders
             None.

Item 5.      Other Information
             None.

Item 6.      Exhibits and Reports on Form 8-K

             (a) Exhibits
                   Exhibit 11: Statement Regarding Computation of Per Share Earnings.

             (b) Reports on Form 8-K
                   On July 25, 2001, PennFed Financial Services, Inc. (the Company) issued a press release announcing its fourth quarter results.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         PENNFED FINANCIAL SERVICES, INC.



Date: November 13, 2001                  By: /s/ Joseph L. LaMonica
                                             ---------------------------------
                                             Joseph L. LaMonica
                                             President and Chief
                                             Executive Officer





Date: November 13, 2001                  By: /s/ Jeffrey J. Carfora
                                             ---------------------------------
                                             Jeffrey J. Carfora
                                             Senior Executive Vice President,
                                             Chief Operating Officer and
                                             Chief Financial Officer
                                             (Principal Financial Officer)





Date: November 13, 2001                  By: /s/ Claire M. Chadwick
                                             ---------------------------------
                                             Claire M. Chadwick
                                             Senior Vice President,
                                             Controller and
                                             Assistant Secretary
                                             (Principal Accounting Officer)