Form 10-Q
period 2001-12-31
PENNFED FINANCIAL SERVICES INC
filed 2002-02-14
CIK 920945

21

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________


                         Commission file number 0-24040


                        PennFed Financial Services, Inc.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                22-3297339
    ---------------------------------       ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

      622 Eagle Rock Avenue, West Orange, NJ                      07052-2989
    ----------------------------------------------------------------------------
     (Address of principal executive offices)                     (Zip Code)

     Registrant's telephone number, including area code:        (973) 669-7366
                                                        ------------------------


    ----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ].

     As of February 8, 2002, there were issued and outstanding 7,451,698 shares of the Registrant's Common Stock.

PART I - Financial Information
Item 1.  Financial Statements

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

                                                                                       December 31,             June 30,
                                                                                           2001                   2001
                                                                                       ------------             --------
                                                                                             (Dollars in thousands)
ASSETS
Cash and cash equivalents............................................................. $     17,657          $      15,771
Investment securities held for sale, at market value, amortized cost of
     $15 at December 31, 2001.........................................................           15                     --
Investment securities held to maturity, at amortized cost, market value of
     $187,320 and $327,245 at December 31, 2001 and June 30, 2001.....................      189,535                333,969
Mortgage-backed securities held to maturity, at amortized cost, market value
     of $203,183 and $136,592 at December 31, 2001 and June 30, 2001..................      200,140                135,606
Loans held for sale...................................................................          866                     83
Loans receivable, net of allowance for loan losses of $5,166 and $4,248
     at December 31, 2001 and June 30, 2001...........................................    1,333,615              1,295,409
Premises and equipment, net...........................................................       20,159                 20,354
Real estate owned, net................................................................          241                    500
Federal Home Loan Bank of New York stock, at cost.....................................       27,078                 26,218
Accrued interest receivable, net......................................................        9,775                 11,590
Goodwill and other intangible assets..................................................        6,003                  6,983
Other assets..........................................................................        2,200                  2,894
                                                                                         ----------             ----------
                                                                                         $1,807,284             $1,849,377
                                                                                         ==========             ==========

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
     Deposits.........................................................................   $1,117,275             $1,085,335
     Federal Home Loan Bank of New York advances......................................      474,465                454,465
     Other borrowings.................................................................       35,800                127,640
     Mortgage escrow funds............................................................       10,760                 11,979
     Accounts payable and other liabilities...........................................        9,547                 12,967
                                                                                         ----------             ----------
     Total liabilities................................................................    1,647,847              1,692,386
                                                                                         ----------             ----------

     Guaranteed Preferred Beneficial Interests in the Company's
         Junior Subordinated Debentures...............................................       46,500                 46,500
     Unamortized issuance expenses....................................................       (2,001)                (2,039)
                                                                                         ----------             ----------
     Net Trust Preferred securities...................................................       44,499                 44,461
                                                                                         ----------             ----------

Stockholders' Equity:
     Serial preferred stock, $.01 par value, 7,000,000 shares
         authorized, no shares issued.................................................           --                     --
     Common stock, $.01 par value, 15,000,000 shares authorized, 11,900,000 shares issued and 7,486,290 and 7,620,329 shares outstanding at
           December 31, 2001 and June 30, 2001 (excluding shares held in treasury of 4,413,710 and 4,279,671 at December 31, 2001 and
           June 30, 2001).............................................................           60                     60
     Additional paid-in capital.......................................................       63,043                 61,504
     Employee Stock Ownership Plan Trust debt.........................................       (1,523)                (1,801)
     Retained earnings, partially restricted..........................................      107,965                102,694
     Treasury stock, at cost, 4,413,710 and 4,279,671 shares at
         December 31, 2001 and June 30, 2001..........................................      (54,607)               (49,927)
                                                                                         ----------             ----------
     Total stockholders' equity.......................................................      114,938                112,530
                                                                                         ----------             ----------
                                                                                         $1,807,284             $1,849,377
                                                                                         ==========             ==========

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Income
                                                                          Three months ended            Six months ended
                                                                              December 31,                 December 31,
                                                                          -------------------          -------------------
                                                                           2001          2000          2001           2000
                                                                           ----          ----          ----           ----
                                                                           (Dollars in thousands, except per share amounts)

Interest and Dividend Income:
     Interest and fees on loans......................................    $23,666        $22,734       $47,521        $46,061
     Interest on federal funds sold..................................         --             27             1             43
     Interest and dividends on investment securities.................      4,105          5,688        10,029         11,353
     Interest on mortgage-backed securities..........................      2,559          1,571         4,713          2,999
                                                                         -------        -------       -------        -------
                                                                          30,330         30,020        62,264         60,456
                                                                         -------        -------       -------        -------
Interest Expense:
     Deposits........................................................     10,976         13,501        22,538         26,703
     Borrowed funds..................................................      7,624          6,779        15,841         14,158
                                                                         -------        -------       -------        -------
                                                                          18,600         20,280        38,379         40,861
                                                                         -------        -------       -------        -------
Net Interest and Dividend Income Before Provision
     for Loan Losses.................................................     11,730          9,740        23,885         19,595
Provision for Loan Losses............................................        375            125           925            325
                                                                         -------        -------       -------        -------
Net Interest and Dividend Income After Provision
     for Loan Losses.................................................     11,355          9,615        22,960         19,270
                                                                         -------        -------       -------        -------

Non-Interest Income:
     Service charges.................................................        762            617         1,409          1,194
     Net gain (loss) from real estate operations.....................         (7)            (4)          (46)            (4)
     Net gain on sales of loans......................................         45            245            87            559
     Other...........................................................        209            117           404            285
                                                                         -------        -------       -------        -------
                                                                           1,009            975         1,854          2,034
                                                                         -------        -------       -------        -------

Non-Interest Expenses:
     Compensation and employee benefits..............................      3,180          2,759         6,415          5,425
     Net occupancy expense...........................................        388            387           794            782
     Equipment.......................................................        531            467         1,032            915
     Advertising.....................................................        120             94           240            212
     Amortization of intangibles.....................................        487            506           979          1,016
     Federal deposit insurance premium...............................         50            55            102            110
     Preferred securities expense....................................      1,092           783          2,184          1,566
     Other...........................................................        996            855         2,028          1,684
                                                                         -------        -------       -------        -------
                                                                           6,844          5,906        13,774         11,710
                                                                         -------        -------       -------        -------

Income Before Income Taxes...........................................      5,520          4,684        11,040          9,594
Income Tax Expense...................................................      1,949          1,651         3,916          3,385
                                                                         -------        -------       -------        -------
Net Income...........................................................    $ 3,571        $ 3,033       $ 7,124        $ 6,209
                                                                         -------        -------       -------        -------

Weighted average number of common shares outstanding:
     Basic...........................................................  7,284,562      7,636,458     7,295,748      7,721,936
                                                                       =========      =========     =========      =========
     Diluted.........................................................  7,779,361      8,086,854     7,828,602      8,163,712
                                                                       =========      =========     =========      =========

Net income per common share:
     Basic...........................................................    $  0.49        $  0.40       $  0.98        $  0.80
                                                                         -------        -------       -------        -------
     Diluted.........................................................    $  0.46        $  0.38       $  0.91        $  0.76
                                                                         -------        -------       -------        -------


See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

                                                                                           Six months ended December 31,
                                                                                           -----------------------------
                                                                                            2001                   2000
                                                                                           ------                 ------
                                                                                               (Dollars in thousands)
Cash Flows from Operating Activities:
     Net income.......................................................................     $ 7,124                $ 6,209
     Adjustments to reconcile net income to net cash provided by operating activities:
     Net gain on sales of loans.......................................................         (87)                  (559)
     Proceeds from sales of loans held for sale.......................................       8,706                 80,741
     Net gain on sales of real estate owned...........................................         (13)                    --
     Amortization of investment and mortgage-backed securities
       premium, net...................................................................         170                     71
     Depreciation and amortization....................................................         797                    685
     Provision for losses on loans and real estate owned..............................         951                    328
     Amortization of cost of stock plans..............................................       1,818                    737
     Amortization of intangibles......................................................         979                  1,016
     Amortization of premiums on loans and loan fees..................................       1,536                  1,035
     Amortization of Trust Preferred securities issuance costs........................          38                     31
     Increase in accrued interest receivable, net of accrued
       interest payable...............................................................        (349)                (2,700)
     (Increase) decrease in other assets..............................................         694                   (925)
     Increase (decrease) in accounts payable and other liabilities....................      (3,420)                   498
     Decrease in mortgage escrow funds................................................      (1,219)                (1,496)
     Other, net.......................................................................          (3)                    --
                                                                                           -------                -------
     Net cash provided by operating activities........................................      17,722                 85,671
                                                                                           -------                -------

Cash Flows from Investing Activities:
     Proceeds from maturities of investment securities................................     254,575                     --
     Purchases of investment securities held to maturity..............................    (110,148)                    --
     Purchases of investment securities held for sale.................................         (15)                    --
     Net outflow from loan originations net of principal repayments of loans..........     (98,851)               (50,426)
     Purchases of loans...............................................................     (17,141)               (23,450)
     Proceeds from principal repayments of mortgage-backed securities.................      21,590                 17,913
     Purchases of mortgage-backed securities..........................................     (20,364)                    --
     Proceeds from sale of premises and equipment.....................................          14                     --
     Purchases of premises and equipment..............................................        (613)                  (869)
     Net inflow (outflow) from real estate owned activity.............................         246                    (81)
     Purchases of Federal Home Loan Bank of New York stock............................        (860)                  (193)
                                                                                           -------                -------
     Net cash provided by (used in) investing activities..............................      28,433                (57,106)
                                                                                           -------                -------

Cash Flows from Financing Activities:
     Net increase in deposits.........................................................      34,104                  7,108
     Decrease in advances from the Federal Home Loan Bank
       of New York and other borrowings...............................................     (71,840)               (31,400)
     Cash dividends paid..............................................................        (815)                  (627)
     Purchases of treasury stock, net of reissuance...................................      (5,718)                (5,739)
                                                                                           -------                -------
     Net cash used in financing activities............................................     (44,269)               (30,658)
                                                                                           -------                -------
Net Increase (Decrease) in Cash and Cash Equivalents..................................       1,886                 (2,093)
Cash and Cash Equivalents, Beginning of Period........................................      15,771                 13,866
                                                                                           -------                -------
Cash and Cash Equivalents, End of Period..............................................     $17,657                $11,773
                                                                                           =======                =======

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

                                                                                           Six months ended December 31,
                                                                                           -----------------------------
                                                                                           2001                    2000
                                                                                           ----                    ----
                                                                                               (Dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
     Interest.........................................................................   $  40,811               $ 43,479
                                                                                         =========               ========
     Income taxes.....................................................................   $   3,188               $  3,651
                                                                                         =========               ========
Supplemental Schedule of Non-Cash Activities:
     Transfer of loans receivable to real estate owned, net...........................   $      --               $    412
                                                                                         =========               ========
     Transfer of loans receivable to loans held for sale, at market...................   $   9,401               $ 83,143
                                                                                         =========               ========
     Securitization of loans receivable and transfer to mortgage-backed
         securities...................................................................   $  65,923               $ 47,661
                                                                                         =========               ========



See notes to consolidated financial statements.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation

The interim consolidated financial statements of PennFed Financial Services, Inc. ("PennFed") and subsidiaries (with its subsidiaries, the "Company") include the accounts of PennFed and its subsidiaries, Penn Federal Savings Bank (the "Bank"), PennFed Capital Trust I and PennFed Capital Trust II. These interim consolidated financial statements included herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2001. The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. There were no adjustments of a non-recurring nature recorded during the six months ended December 31, 2001 and 2000. The interim results of operations presented are not necessarily indicative of the results for the full year.

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

3. Computation of EPS

The computation of EPS is presented in the following table.
                                                                          Three months ended            Six months ended
                                                                              December 31,                 December 31,
                                                                          -------------------          -------------------
                                                                          2001           2000          2001           2000
                                                                          ----           ----          ----           ----
                                                                           (Dollars in thousands, except per share amounts)

Net income......................................................           $3,571         $3,033        $7,124          $6,209
                                                                        =========      =========     =========       =========
Number of shares outstanding:
Weighted average shares issued..................................       11,900,000     11,900,000    11,900,000      11,900,000
Less: Weighted average shares held in treasury..................        4,310,940      3,851,353     4,285,809       3,752,898
Less: Average shares held by the ESOP...........................          952,000        952,000       952,000         952,000
Plus: ESOP shares released or committed to be
          released during the fiscal year.......................          647,502        539,811       633,557         526,834
                                                                        ---------      ---------     ---------       ---------
Average basic shares............................................        7,284,562      7,636,458     7,295,748       7,721,936
Plus: Average common stock equivalents..........................          494,799        450,396       532,854         441,776
                                                                        ---------      ---------     ---------       ---------
Average diluted shares..........................................        7,779,361      8,086,854     7,828,602       8,163,712
                                                                        =========      =========     =========       =========

Earnings per common share:
        Basic....................................................           $0.49          $0.40         $0.98           $0.80
                                                                        =========      =========     =========       =========
        Diluted..................................................           $0.46          $0.38         $0.91           $0.76
                                                                        =========      =========     =========       =========


4. Stockholders' Equity and Regulatory Capital

The Bank's regulatory capital amounts and ratios are presented in the following table.


                                                                                                       To Be Well
                                                                             For Minimum            Capitalized Under
                                                                           Capital Adequacy         Prompt Corrective
                                                        Actual                 Purposes             Action Provisions
                                                        ------             ----------------        ------------------
                                                  Amount      Ratio        Amount     Ratio        Amount       Ratio
                                                  ------      -----        ------     -----        ------       -----
                                                                             (Dollars in thousands)
As of December 31, 2001
Tangible capital, and ratio to
  adjusted total assets....................      $151,364      8.40%       $27,014     1.50%            N/A        N/A
Tier I (core) capital, and ratio to
  adjusted total assets....................      $151,364      8.40%       $72,038     4.00%        $90,047      5.00%
Tier I (core) capital, and ratio to
  risk-weighted assets.....................      $151,364     15.71%           N/A       N/A        $57,825      6.00%
Risk-based capital, and ratio to
  risk-weighted assets.....................      $156,517     16.24%       $77,100     8.00%        $96,375     10.00%

As of June 30, 2001
Tangible capital, and ratio to
  adjusted total assets....................      $144,825      7.87%       $27,617     1.50%            N/A        N/A
Tier I (core) capital, and ratio to
  adjusted total assets....................      $144,825      7.87%       $73,645     4.00%        $92,056      5.00%
Tier I (core) capital, and ratio to
  risk-weighted assets.....................      $144,825     15.25%           N/A       N/A        $56,999      6.00%
Risk-based capital, and ratio to
  risk-weighted assets.....................      $149,050     15.69%       $75,998     8.00%        $94,998     10.00%


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


                                                                                                              To Be Well
                                                                                 For Minimum               Capitalized Under
                                                                               Capital Adequacy            Prompt Corrective
                                                        Actual                      Purposes               Action Provisions
                                                  ------------------           -----------------           -----------------
                                                  Amount       Ratio            Amount     Ratio           Amount      Ratio
                                                  ------       -----            ------     -----           ------      -----
                                                                             (Dollars in thousands)
As of December 31, 2001
Tangible capital, and ratio to
  adjusted total assets....................      $145,247      8.06%            $27,031     1.50%              N/A        N/A
Tier I (core) capital, and ratio to
  adjusted total assets....................      $145,247      8.06%            $72,081     4.00%          $90,102      5.00%
Tier I (core) capital, and ratio to
  risk-weighted assets.....................      $145,247     15.23%                N/A       N/A          $57,217      6.00%
Risk-based capital, and ratio to
  risk-weighted assets.....................      $150,173     15.75%            $76,290     8.00%          $95,362     10.00%

As of June 30, 2001
Tangible capital, and ratio to
  adjusted total assets....................      $140,729      7.64%            $27,638     1.50%              N/A        N/A
Tier I (core) capital, and ratio to
  adjusted total assets....................      $140,729      7.64%            $73,702     4.00%          $92,127      5.00%
Tier I (core) capital, and ratio to
  risk-weighted assets.....................      $140,729     14.97%                N/A       N/A          $56,401      6.00%
Risk-based capital, and ratio to
  risk-weighted assets.....................      $144,954     15.42%            $75,202     8.00%          $94,002     10.00%


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

Financial Condition

Total assets decreased $42.1 million to $1.807 billion at December 31, 2001 from total assets of $1.849 billion at June 30, 2001. The decrease was primarily due to a $144.4 million decrease in investment securities held to maturity offset by a $64.5 million increase in mortgage-backed securities and a $38.2 million increase in net loans receivable. Lower market interest rates have resulted in certain investment securities being called before maturity while the lower market interest rates and the resulting effect of loan refinancing activity has led to growth in the loan portfolio.

During the three months ended December 31, 2001, the Company securitized approximately $66 million of one- to four-family mortgage loans as Freddie Mac mortgage-backed securities. These securities are held in the Company's mortgage-backed securities portfolio for collateral purposes.

Deposits increased $31.9 million to $1.117 billion at December 31, 2001 from $1.085 billion at June 30, 2001. An increase in core deposit accounts and medium-term certificates of deposit was partially offset by a decrease in short-term certificates of deposit, including municipal certificates of deposit. Federal Home Loan Bank ("FHLB") of New York advances increased $20.0 million from $454.5 million at June 30, 2001 to $474.5 million at December 31, 2001, while other borrowings decreased $91.8 million from $127.6 million at June 30, 2001 to $35.8 million at December 31, 2001. The decrease in other borrowings primarily reflects the use of funds received from investment securities being called before maturity and the increase in deposit funds.

Non-performing assets at December 31, 2001 totaled $2.5 million, representing 0.14% of total assets, compared to $2.1 million, or 0.12% of total assets, at June 30, 2001. Non-accruing loans at December 31, 2001 totaled $2.3 million, with a ratio of non-accruing loans to total loans of 0.17%, as compared to $1.6 million, or 0.13% of total loans, at June 30, 2001. Real estate owned decreased to $241,000 at December 31, 2001 from $500,000 at June 30, 2001.

Stockholders' equity at December 31, 2001 totaled $114.9 million compared to $112.5 million at June 30, 2001. The increase reflects the net income recorded for the six months ended December 31, 2001 and the exercise of stock options partially offset by the repurchase of 340,000 shares of the Company's outstanding stock at an average market price of $20.95 per share and the declaration of cash dividends.

Results of Operations

General. For the three months ended December 31, 2001, net income was $3.6 million, or $0.46 per diluted share, as compared to net income of $3.0 million, or $0.38 per diluted share, for the comparable prior year period. For the six months ended December 31, 2001, net income was $7.1 million, or $0.91 per diluted share. These results compare to net income of $6.2 million, or $0.76 per diluted share, for the six months ended December 31, 2000.

Interest and Dividend Income. Interest and dividend income for the three and six months ended December 31, 2001 increased to $30.3 million and $62.3 million, respectively, from $30.0 million and $60.5 million for the three and six months ended December 31, 2000. The increases in the current year periods were due to increases in average interest-earning assets partially offset by decreases in the average yield earned on these assets, when compared to the prior year periods. Average interest-earning assets were $1.797 billion and $1.815 billion for the three and six months ended December 31, 2001, respectively, compared to $1.652 billion and $1.671 billion for the comparable prior year periods. The average yield earned on interest-earning assets decreased to 6.73% for the three months ended December 31, 2001 from 7.25% for the three months ended December 31, 2000. For the six months ended December 31, 2001, the average yield earned on interest-earning assets decreased to 6.84% from 7.22% for the comparable prior year period.

Interest income on residential one- to four-family mortgage loans for the three and six months ended December 31, 2001 increased $625,000 and $588,000, respectively, when compared to the prior year periods. The increases in interest income on residential one- to four-family mortgage loans were due to increases of $118.0 million and $75.6 million in the average balance outstanding for the three and six months ended December 31, 2001, respectively, when compared to the prior year periods. The increases in interest income on residential one- to four-family mortgage loans were partially offset by decreases in the average yield earned on these loans. For the three months ended December 31, 2001, the average yield earned on residential one- to four-family mortgage loans decreased to 6.63% from 7.15% for the three months ended December 31, 2000. The average yield earned on this portfolio for the six months ended December 31, 2001 decreased to 6.75% from 7.12% for the comparable prior year period.

Interest income on commercial and multi-family real estate loans increased $342,000 and $753,000 for the three and six months ended December 31, 2001, respectively, when compared to the prior year periods. The increases in interest income on commercial and multi-family real estate loans were attributable to increases of $22.8 million and $22.4 million in the average outstanding balance for the three and six months ended December 31, 2001, respectively, when compared to the prior year periods. The growth in interest income on this portfolio was partially offset by decreases in the average yield earned on commercial and multi-family real estate loans. The average yield decreased to 8.14% and 8.22% for the current three and six month periods, respectively, compared to 8.69% and 8.61% for the three and six months ended December 31, 2000.

Interest income on consumer loans decreased $35,000 and increased $119,000 for the three and six months ended December 31, 2001, respectively, when compared to the prior year periods. The decrease in interest income for this loan portfolio for the three months ended December 31, 2001 was due to a decrease in the average yield earned on consumer loans to 6.88% from 7.87% for the three months ended December 31, 2000. Partially offsetting the decrease in interest income on consumer loans for the current three month period was an increase of $13.1 million in the average balance outstanding, when compared to the prior year period. For the six months ended December 31, 2001, the increase in interest income on consumer loans was attributable to an increase of $15.3 million in the average balance outstanding, when compared to the six months ended December 31, 2000. The average yield earned on consumer loans for the six months ended December 31, 2001 decreased to 7.03% from 7.84% for the prior year period, partially offsetting the increase in the average balance for the current six month period.

Interest income on investment securities and other interest-earning assets decreased $1.6 million and $1.3 million for the three and six months ended December 31, 2001, respectively, compared to the prior year periods. The decreases in interest income on these securities is partially attributable to a $77.2 million and a $27.7 million decrease in the average balance outstanding for the three and six months ended December 31, 2001, respectively, when compared to the prior year periods. In addition, the decreases in interest income on investment securities and other interest-earning assets were due to declines in the average yield earned on these securities. The average yield decreased to 6.61% and 6.74% for the current three and six month periods, respectively, compared to 6.99% and 6.98% for the prior year periods.



Interest income on the mortgage-backed securities portfolio increased $988,000 and $1.7 million for the three and six months ended December 31, 2001, respectively, compared to the prior year periods. The increases in interest income on mortgage-backed securities primarily reflects a $69.9 million and a $59.0 million increase in the average balance outstanding for the three and six months ended December 31, 2001, respectively, compared to the prior year periods. The increases in interest income were partially offset by decreases in the average yield earned on the mortgage-backed securities portfolio to 6.46% and 6.54% for the three and six months ended December 31, 2001, respectively, compared to 7.10% and 7.03% for the three and six months ended December 31, 2000.

Interest Expense. Interest expense decreased $1.7 million and $2.5 million for the three and six months ended December 31, 2001, respectively, from the comparable December 2000 periods. The decrease in the current three month period was attributable to an 80 basis point decrease in the Company's cost of funds partially offset by a $124.6 million increase in total average deposits and borrowings, when compared to the prior year period. For the six months ended December 31, 2001, the cost of funds decreased 69 basis points while total average deposits and borrowings increased $126.6 million, when compared to the six months ended December 31, 2000. For the three and six months ended December 31, 2001, the average rate paid on deposits decreased to 3.84% and 3.96%, respectively, from 4.85% and 4.80% for the three and six months ended December 31, 2000. The average balance of deposits increased $30.6 million and $25.8 million, respectively, from the $1.104 billion and $1.105 billion for the three and six months ended December 31, 2000. The average cost of FHLB of New York advances decreased 36 basis points and 29 basis points for the three and six months ended December 31, 2001, respectively, while the average balance of FHLB of New York advances increased $90.3 million and $90.7 million for the same respective periods, when compared to the prior year periods. For the three and six months ended December 31, 2001, the average rate paid on other borrowings decreased to 4.65% and 4.44%, respectively, from 6.25% and 6.35% for the three and six months ended December 31, 2000. The average balance of other borrowings increased $3.7 million and $10.1 million, respectively, compared to the prior year periods.

Net Interest and Dividend Income. Net interest and dividend income before provision for loan losses for the three and six months ended December 31, 2001 was $11.7 million and $23.9 million, respectively, reflecting a $2.0 million and $4.3 million increase from the $9.7 million and $19.6 million recorded in the comparable prior year periods. The net interest rate spread and net interest margin for the three months ended December 31, 2001 were 2.31% and 2.64%, respectively, an increase from 2.03% and 2.40%, respectively, for the comparable prior year period. For the six months ended December 31, 2001, the net interest rate spread and net interest margin were 2.33% and 2.67%, respectively, an increase from 2.02% and 2.38%, respectively, for the six months ended December 31, 2000. A decline in short-term market interest rates and growth in the Company's loan portfolio and core deposit accounts contributed to the improvements in net interest margin.

Provision for Loan Losses. The provision for loan losses for the three and six months ended December 31, 2001 was $375,000 and $925,000, respectively, compared to $125,000 and $325,000 for the comparable prior year periods. The Company continues to closely monitor all delinquent loans, with special consideration of the loans of those families affected by the World Trade Center disaster. The allowance for loan losses at December 31, 2001 of $5.2 million reflects a $918,000 increase from the June 30, 2001 level. The allowance for loan losses as a percentage of non-accruing loans was 225.69% at December 31, 2001, compared to 259.50% at June 30, 2001. The allowance for loan losses was 0.39% of total loans at December 31, 2001, an increase from 0.33% of total loans at June 30, 2001.

Non-Interest Income. For the three and six months ended December 31, 2001, non-interest income was $1.0 million and $1.9 million, respectively, compared to $975,000 and $2.0 million for the prior year periods. The increase in non-interest income for the current three month period was primarily due to increases in service charges and other non-interest income offset by a decrease in the net gain on sales of loans, when compared to the three months ended December 31, 2000. The decrease in non-interest income for the six months ended December 31, 2001 was attributable to a decrease in the net gain on sales of loans partially offset by increases in service charges and other non-interest income, compared to the prior year period.

During the three and six months ended December 31, 2001, the net gain on sales of loans was $45,000 and $87,000, respectively, as compared to $245,000 and $559,000 for the three and six months ended December 31, 2000. Loan production has been retained in portfolio during the current periods as a partial replacement of the investment securities called before maturity. During the three and six months ended December 31, 2000, nearly $7 million and $15 million of conforming, fixed rate one- to four-family residential loans were sold, respectively, generating gains of $43,000 and $150,000 for those respective periods. In addition, during the three and six months ended December 31, 2000, the Company sold approximately $19 million and $65 million, respectively, of longer duration, one- to four-family residential mortgage loans in an effort to improve funding, liquidity, interest rate risk and net interest margin and recorded net gains on sales of loans of $200,000 and $407,000 for those respective periods.

Service charge income for the three and six months ended December 31, 2001 was $762,000 and $1.4 million, respectively, increases of $145,000 and $215,000 over the $617,000 and $1.2 million recorded for the prior year periods. Service charges were positively impacted by fees associated with various loan prepayments and refinances. For the three and six months ended December 31, 2001, the net loss from real estate operations was $7,000 and $46,000, respectively, as compared to $4,000 loss for both the three and six months ended December 31, 2000. Other non-interest income increased $92,000 and $119,000 to $209,000 and $404,000 for the three and six months ended December 31, 2001, respectively, from $117,000 and $285,000 for the three and six months ended December 31, 2000. Other non-interest income included $76,000 and $92,000 of increases in earnings from the Investment Services at Penn Federal program for the three and six months ended December 31, 2001, respectively, when compared to the prior year periods. Through this program, customers have convenient access to financial consulting/advisory services and related uninsured non-deposit investment and insurance products.

Non-Interest Expenses. Non-interest expenses were $6.8 million and $13.8 million for the three and six months ended December 31, 2001, respectively, representing increases over the $5.9 million and $11.7 million recorded during the prior year periods. An increase in preferred securities expense due to the issuance of $12 million of Trust Preferred securities in March 2001, additional "non-cash" expense related to the Employee Stock Ownership Plan, additional costs related to the Bank's new Business Development department and expenses related to the Company's development of an internet presence contributed to the increase in non-interest expenses during the current year periods when compared to the prior year periods. The Company's non-interest expenses as a percent of average assets increased to 1.49% and 1.48% for the three and six months ended December 31, 2001, respectively, from 1.38% and 1.36% for the comparable prior year periods.

Income Tax Expense. Income tax expense for the three and six months ended December 31, 2001 was $1.9 million and $3.9 million, respectively, compared to $1.7 million and $3.4 million for the three and six months ended December 31, 2000. The effective tax rate for the three and six months ended December 31, 2001 was 35.3% and 35.5%, respectively, compared to 35.2% and 35.3% for the three and six months ended December 31, 2000.

Analysis of Net Interest Income

The following tables set forth certain information relating to the Company's consolidated statements of financial condition and the consolidated statements of income for the three and six months ended December 31, 2001 and 2000, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived from average daily balances. The average balance of loans receivable includes non-accruing loans. The yields and costs include fees which are considered adjustments to yields.


                                                                             Three Months Ended December 31,
                                                    ---------------------------------------------------------------------------
                                                                     2001                                     2000
                                                                     ----                                     ----
                                                     Average       Interest                    Average      Interest
                                                   Outstanding      Earned/     Yield/       Outstanding     Earned/      Yield/
                                                     Balance         Paid      Rate (1)        Balance        Paid       Rate (1)
                                                   -----------     --------    --------      -----------    --------     --------
                                                                              (Dollars in thousands)
Interest-earning assets:
    One- to four-family mortgage
       loans...................................     $1,153,700     $19,152       6.63%        $1,035,690     $18,527      7.15%
    Commercial and multi-family real
       estate loans............................        118,297       2,454       8.14             95,456       2,112      8.69
    Consumer loans.............................        118,815       2,060       6.88            105,675       2,095      7.87
                                                    ----------     -------                    ----------     -------
       Total loans receivable..................      1,390,812      23,666       6.78          1,236,821      22,734      7.33

    Federal funds sold.........................             --          --         --              1,677          27      6.39
    Investment securities and other............        248,272       4,105       6.61            325,489       5,688      6.99
    Mortgage-backed securities.................        158,367       2,559       6.46             88,499       1,571      7.10
                                                    ----------     -------                    ----------     -------
       Total interest-earning assets...........      1,797,451     $30,330       6.73          1,652,486     $30,020      7.25
                                                                   =======                                   =======
Non-interest earning assets....................         44,031                                    54,131
                                                    ----------                                ----------
       Total assets............................     $1,841,482                                $1,706,617
                                                    ==========                                ==========

Deposits and borrowings:
    Money market and demand deposits...........     $  138,881     $   272       0.78%        $  125,619     $   445      1.41%
    Savings deposits...........................        214,223       1,135       2.10            157,662         686      1.73
    Certificates of deposit....................        781,377       9,569       4.86            820,645      12,370      5.98
                                                    ----------     -------                    ----------     -------
       Total deposits..........................      1,134,481      10,976       3.84          1,103,926      13,501      4.85

    FHLB of New York advances..................        473,888       7,010       5.80            383,558       6,013      6.16
    Other borrowings...........................         51,723         614       4.65             47,984         766      6.25
                                                    ----------     -------                    ----------     -------
       Total deposits and borrowings...........      1,660,092     $18,600       4.42          1,535,468     $20,280      5.22
                                                                   =======                                   =======

Other liabilities..............................         21,063                                    24,541
                                                    ----------                                ----------
       Total liabilities.......................      1,681,155                                 1,560,009
Trust Preferred securities.....................         44,490                                    32,828
Stockholders' equity...........................        115,837                                   113,780
                                                    ----------                                ----------
       Total liabilities and stockholders'
           equity..............................     $1,841,482                                $1,706,617
                                                    ==========                                ==========

Net interest income and net
    interest rate spread.......................                    $11,730       2.31%                       $ 9,740      2.03%
                                                                   =======       ====                        =======      ====

Net interest-earning assets and
    interest margin............................     $  137,359                   2.64%        $  117,018                  2.40%
                                                    ==========                   ====         ==========                  ====

Ratio of interest-earning assets to
    deposits and borrowings....................                                108.27%                                  107.62%
                                                                               ======                                   ======

(1)  Annualized.


                                                                             Six Months Ended December 31,
                                                    ---------------------------------------------------------------------------
                                                                     2001                                     2000
                                                                     ----                                     ----
                                                     Average       Interest                    Average      Interest
                                                   Outstanding      Earned/     Yield/       Outstanding     Earned/      Yield/
                                                     Balance         Paid      Rate (1)        Balance        Paid       Rate (1)
                                                   -----------     --------    --------      -----------    --------     --------
                                                                              (Dollars in thousands)
Interest-earning assets:
    One- to four-family mortgage
       loans...................................     $1,138,821     $38,496       6.75%        $1,063,220     $37,908      7.12%
    Commercial and multi-family real
       estate loans............................        115,363       4,832       8.22             92,990       4,079      8.61
    Consumer loans.............................        118,340       4,193       7.03            103,040       4,074      7.84
                                                    ----------     -------                    ----------     -------
       Total loans receivable..................      1,372,524      47,521       6.90          1,259,250      46,061      7.29

    Federal funds sold.........................             67           1       3.33              1,331          43      6.38
    Investment securities and other............        297,733      10,029       6.74            325,446      11,353      6.98
    Mortgage-backed securities.................        144,227       4,713       6.54             85,271       2,999      7.03
                                                    ----------     -------                    ----------     -------
       Total interest-earning assets...........      1,814,551     $62,264       6.84          1,671,298     $60,456      7.22
                                                                   =======                                   =======
Non-interest earning assets....................         47,831                                    55,282
                                                    ----------                                ----------
       Total assets............................     $1,862,382                                $1,726,580
                                                    ==========                                ==========

Deposits and borrowings:
    Money market and demand deposits...........     $  134,828     $   580       0.85%        $  125,348     $   886      1.40%
    Savings deposits...........................        204,613       2,140       2.07            156,513       1,308      1.66
    Certificates of deposit....................        790,880      19,818       4.97            822,658      24,509      5.91
                                                    ----------     -------                    ----------     -------
       Total deposits..........................      1,130,321      22,538       3.96          1,104,519      26,703      4.80

    FHLB of New York advances..................        466,327      13,934       5.86            375,619      11,758      6.15
    Other borrowings...........................         84,091       1,907       4.44             74,012       2,400      6.35
                                                    ----------     -------                    ----------     -------
       Total deposits and borrowings...........      1,680,739     $38,379       4.51          1,554,150     $40,861      5.20
                                                                   =======                                   =======
Other liabilities..............................         22,206                                    25,912
                                                    ----------                                ----------
       Total liabilities.......................      1,702,945                                 1,580,062
Trust Preferred securities.....................         44,480                                    32,821
Stockholders' equity...........................        114,957                                   113,697
                                                    ----------                                ----------
       Total liabilities and stockholders'
           equity..............................     $1,862,382                                $1,726,580
                                                    ==========                                ==========

Net interest income and net
    interest rate spread.......................                    $23,885       2.33%                       $19,595      2.02%
                                                                   =======       ====                        =======      ====

Net interest-earning assets and
    interest margin............................     $  133,812                   2.67%        $  117,148                  2.38%
                                                    ==========                   ====         ==========                  ====

Ratio of interest-earning assets to
    deposits and borrowings....................                                107.96%                                  107.54%
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

                                                                                               December 31,            June 30,
                                                                                                  2001                   2001
                                                                                               ------------            --------
                                                                                                    (Dollars in thousands)
Non-accruing loans:
     One- to four-family..............................................................           $1,953                 $1,219
     Commercial and multi-family......................................................               --                     49
     Consumer.........................................................................              336                    369
                                                                                                 ------                 ------
         Total non-accruing loans.....................................................            2,289                  1,637

Real estate owned, net................................................................              241                    500
                                                                                                 ------                 ------
         Total non-performing assets..................................................            2,530                  2,137
                                                                                                 ------                 ------
         Total risk elements..........................................................           $2,530                 $2,137
                                                                                                 ======                 ======

Non-accruing loans as a percentage of total loans.....................................             0.17%                  0.13%
                                                                                                 ======                 ======
Non-performing assets as a percentage of total assets.................................             0.14%                  0.12%
                                                                                                 ======                 ======
Total risk elements as a percentage of total assets...................................             0.14%                  0.12%
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

Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowances will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to record additions to the allowance level based upon their assessment of the information available to them at the time of examination. At December 31, 2001, the Company had a total allowance for loan losses of $5.2 million representing 225.69% of total non-accruing loans and 0.39% of total loans.

Interest Rate Sensitivity

Interest Rate Sensitivity Gap. The interest rate risk inherent in assets and liabilities may be determined by analyzing the extent to which such assets and liabilities are "interest rate sensitive" and by measuring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a defined time period if it matures or reprices within that period. The difference or mismatch between the amount of interest-earning assets maturing or repricing within a defined period and the amount of interest-bearing liabilities maturing or repricing within the same period is defined as the interest rate sensitivity gap. An institution is considered to have a negative gap if the amount of interest-bearing liabilities maturing or repricing within a specified time period exceeds the amount of interest-earning assets maturing or repricing within the same period. If more interest-earning assets than interest-bearing liabilities mature or reprice within a specified period, then the institution is considered to have a positive gap. Accordingly, in a rising interest rate environment, in an institution with a negative gap, the cost of its rate sensitive liabilities would theoretically rise at a faster pace than the yield on its rate sensitive assets, thereby diminishing future net interest income. In a falling interest rate environment, a negative gap would indicate that the cost of rate sensitive liabilities would decline at a faster pace than the yield on rate sensitive assets and improve net interest income. For an institution with a positive gap, the reverse would be expected.

At December 31, 2001, the Company's total deposits and borrowings maturing or repricing within one year exceeded its total interest-earning assets maturing or repricing within one year by $72.3 million, representing a one year negative gap of 4.00% of total assets, compared to a one year negative gap of 14.48% of total assets at June 30, 2001. The Company's gap position changed from June 30, 2001 primarily due to investment securities that have been called or are assumed to be called. The decline in market interest rates has resulted in certain investment securities being called before maturity, the proceeds of which were used to reduce short-term borrowings. Also contributing to the change in the gap position was an increase in core deposits and medium-term certificates of deposit coupled with a decrease in short-term certificates of deposit, including municipal certificates of deposit.

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

As of December 31, 2001, the Bank's internally generated initial NPV ratio was 4.95%. Following a 2% increase in interest rates, the Bank's Post-Shock NPV ratio was 4.93%. The change in the NPV ratio, or the Bank's Sensitivity Measure, was 0.02%. As of December 31, 2001, the Company's internally generated initial NPV ratio was 4.61%, the Post-Shock ratio was 4.50%, and the Sensitivity Measure was 0.11%. The duration of assets has declined as certain investment securities are assumed to be called in both the base and post-shock scenarios. Conversely, the duration of liabilities has extended in both scenarios principally due to the call features on convertible FHLB of New York advances. Variances between the Bank's and the Company's NPV ratios are attributable to balance sheet items which are adjusted during consolidation, such as investments, intercompany borrowings and capital.

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

The OTS measures the Bank's (unconsolidated) IRR on a quarterly basis using data from the quarterly Thrift Financial

Reports filed by the Bank with the OTS, coupled with non-institution specific assumptions which are based on national averages. As of September 30, 2001 (the latest date for which information is available), the Bank's initial NPV ratio, as measured by the OTS, was 7.77%, the Bank's Post-Shock ratio was 5.34% and the Sensitivity Measure was 2.43%.

In addition to monitoring NPV and gap, management also monitors the duration of assets and liabilities and the effects on net interest income resulting from parallel and non-parallel increases or decreases in rates.

At December 31, 2001, based on its internally generated simulation models, the Company's consolidated net interest income projected for one year forward would decrease 1% from the base case, or current market, as a result of an immediate and sustained 2% increase in interest rates.

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

The Bank maintains appropriate levels of liquid assets. The Company's most liquid assets are cash and cash equivalents, U.S. government agency securities and mortgage-backed securities. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At December 31, 2001 and June 30, 2001, the Bank's liquidity ratios were 19.96% and 21.50%, respectively.

The Company uses its liquid resources principally to fund maturing certificates of deposit and deposit withdrawals, to purchase loans and securities, to fund existing and future loan commitments, and to meet operating expenses. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

The Company's cash needs for the six months ended December 31, 2001 were provided by operating activities, proceeds from maturities of investment securities, increased deposits and principal repayments of loans and mortgage-backed securities. During this period, the cash provided was used for the origination and purchase of loans, the purchase of investment and mortgage-backed securities, as well as to reduce borrowings. During the six months ended December 31, 2000, the cash needs of the Company were provided by operating activities, primarily from proceeds from the sales of loans, increased deposits and principal repayments of loans and mortgage-backed securities. During this period, the cash provided was used for investing activities, which included the origination and purchase of loans, as well as to reduce borrowings.

Current regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percentage of risk-adjusted assets; a ratio of core capital to risk-adjusted assets; a leverage ratio of core capital to total adjusted assets; and a tangible capital ratio expressed as a percentage of total adjusted assets. As of December 31, 2001, the Bank exceeded all regulatory capital requirements and qualified as a "well-capitalized" institution (see Note 4. - Stockholders' Equity and Regulatory Capital, in the Notes to Consolidated Financial Statements).

PART II - Other Information

Item 1. Legal Proceedings
        None.

Item 2. Changes in Securities
        None.

Item 3. Defaults Upon Senior Securities
        None.

Item 4. Submission of Matters to a Vote of Security Holders
        (a) The Annual Meeting of Stockholders (Annual Meeting) was held on October 24, 2001.

        (b)  Directors elected:
             William C. Anderson
             Amadeu L. Carvalho

        (c)  At the Annual Meeting the stockholders considered:
             (i)  the election of two directors,
             (ii) the ratification of the appointment of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending June 30, 2002.

                 The vote on the election of two directors was as follows:

                                                FOR                  WITHHELD
                                             ---------               --------
                 William C. Anderson         6,197,131                544,540
                 Amadeu L. Carvalho          6,194,431                547,240

                 There were no broker non-votes with respect to the proposal.

                 The vote on the ratification of the appointment of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending June 30, 2002 was as follows:

                    FOR                    AGAINST                      ABSTAIN
                 ---------                 -------                      -------
                 6,705,575                  14,198                      21,898

                 There were no broker non-votes with respect to the proposal.

Item 5. Other Information
        None.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits
              Exhibit 10(f): Employment Agreement with Jeffrey J. Carfora.
              Exhibit 11: Statement Regarding Computation of Per Share Earnings.

        (b)  Reports on Form 8-K
              On October 24, 2001, PennFed Financial Services, Inc.
              (the Company) issued a press release announcing its first quarter results and an increased dividend. In addition, the script of the financial presentation from the Company's Annual Meeting of Stockholders was set forth in this Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PENNFED FINANCIAL SERVICES, INC.



Date: February 14, 2002                By:  /s/ Joseph L. LaMonica
                                            ------------------------------------
                                                Joseph L. LaMonica
                                                President and Chief
                                                Executive Officer





Date: February 14, 2002                By:  /s/ Jeffrey J. Carfora
                                            ------------------------------------
                                                Jeffrey J. Carfora
                                                Senior Executive Vice President,
                                                Chief Operating Officer and
                                                Chief Financial Officer
                                                (Principal Financial Officer)





Date: February 14, 2002                By:  /s/ Claire M. Chadwick
                                            ------------------------------------
                                                Claire M. Chadwick
                                                Senior Vice President,
                                                Controller and
                                                Assistant Secretary
                                                (Principal Accounting Officer)