Form 10-Q
period 2002-03-31
PENNFED FINANCIAL SERVICES INC
filed 2002-05-14
CIK 920945

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from               to
                                       ---------------  ---------------


                         Commission file number 0-24040


                        PennFed Financial Services, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      22-3297339
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

622 Eagle Rock Avenue, West Orange, NJ                                07052-2989
--------------------------------------                                ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:        (973) 669-7366
                                                  ------------------------------

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ]


As of May 3, 2002, there were issued and outstanding 7,389,914 shares of the Registrant's Common Stock.

PART I - Financial Information
Item 1.  Financial Statements

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

                                                                                         March 31,             June 30,
                                                                                           2002                  2001
                                                                                           ----                  ----
                                                                                               (Dollars in thousands)
ASSETS
Cash and cash equivalents.............................................................  $   33,948           $     15,771
Investment securities held for sale, at market value, amortized cost of
       $15 at March 31, 2002..........................................................          16                     --
Investment securities held to maturity, at amortized cost, market value of
     $173,353 and $327,245 at March 31, 2002 and June 30, 2001........................     179,514                333,969
Mortgage-backed securities held to maturity, at amortized cost, market value
     of $184,829 and $136,592 at March 31, 2002 and June 30, 2001.....................     183,900                135,606
Loans held for sale...................................................................          --                     83
Loans receivable, net of allowance for loan losses of $5,440 and $4,248
     at March 31, 2002 and June 30, 2001..............................................   1,381,711              1,295,409
Premises and equipment, net...........................................................      19,782                 20,354
Real estate owned, net................................................................         191                    500
Federal Home Loan Bank of New York stock, at cost.....................................      24,951                 26,218
Accrued interest receivable, net......................................................      10,682                 11,590
Goodwill and other intangible assets..................................................       5,521                  6,983
Other assets..........................................................................       3,071                  2,894
                                                                                        ----------             ----------
                                                                                        $1,843,287             $1,849,377
                                                                                        ==========             ==========

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
     Deposits.........................................................................  $1,135,226             $1,085,335
     Federal Home Loan Bank of New York advances......................................     484,465                454,465
     Other borrowings.................................................................      41,430                127,640
     Mortgage escrow funds............................................................      11,493                 11,979
     Accounts payable and other liabilities...........................................       9,662                 12,967
                                                                                        ----------             ----------
    Total liabilities................................................................   1,682,276              1,692,386
                                                                                        ----------             ----------

     Guaranteed Preferred Beneficial Interests in the Company's
         Junior Subordinated Debentures...............................................      46,500                 46,500
     Unamortized issuance expenses....................................................      (1,982)                (2,039)
                                                                                        ----------             ----------
     Net Trust Preferred securities...................................................      44,518                 44,461
                                                                                        ----------             ----------

Stockholders' Equity:
     Serial preferred stock, $.01 par value, 7,000,000 shares
         authorized, no shares issued.................................................          --                     --
     Common stock, $.01 par value, 15,000,000 shares authorized, 11,900,000 shares issued and 7,404,914 and 7,620,329 shares outstanding at
          March 31, 2002 and June 30, 2001 (excluding shares held in treasury
          of 4,495,086 and 4,279,671 at March 31, 2002 and June 30, 2001).............          60                     60
     Additional paid-in capital.......................................................      63,394                 61,504
     Employee Stock Ownership Plan Trust debt.........................................      (1,383)                (1,801)
     Retained earnings, partially restricted..........................................     111,080                102,694
     Unrealized gain on investment securities held for sale...........................           1                     --
     Treasury stock, at cost, 4,495,086 and 4,279,671 shares at
        March 31, 2002 and June 30, 2001..............................................     (56,659)               (49,927)
                                                                                        ----------             ----------
     Total stockholders' equity.......................................................     116,493                112,530
                                                                                        ----------             ----------
                                                                                        $1,843,287             $1,849,377
                                                                                        ==========             ==========

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Income
                                                                             Three months ended         Nine months ended
                                                                                  March 31,                  March 31,
                                                                            2002          2001          2002           2001
                                                                            ----          ----          ----           ----

                                                                           (Dollars in thousands, except per share amounts)

Interest and Dividend Income:
     Interest and fees on loans......................................   $   22,406     $   22,012    $   69,927     $   68,073
     Interest on federal funds sold..................................          ---             13             1             56
     Interest and dividends on investment securities.................        3,583          5,587        13,612         16,940
     Interest on mortgage-backed securities..........................        3,003          2,045         7,716          5,044
                                                                        ----------     ----------    ----------     ----------
                                                                            28,992         29,657        91,256         90,113
                                                                        ----------     ----------    ----------     ----------
Interest Expense:
     Deposits........................................................        9,825         12,666        32,363         39,369
     Borrowed funds..................................................        7,320          6,698        23,161         20,856
                                                                        ----------     ----------    ----------     ----------
                                                                            17,145         19,364        55,524         60,225
                                                                        ----------     ----------    ----------     ----------
Net Interest and Dividend Income Before Provision
     for Loan Losses.................................................       11,847         10,293        35,732         29,888
Provision for Loan Losses............................................          300            125         1,225            450
                                                                        ----------     ----------    ----------     ----------
Net Interest and Dividend Income After Provision
     for Loan Losses.................................................       11,547         10,168        34,507         29,438
                                                                        ----------     ----------    ----------     ----------

Non-Interest Income:
     Service charges.................................................          765            617         2,174          1,811
     Net loss from real estate operations............................          (12)            (3)          (58)            (7)
     Net gain on sales of loans......................................           22             89           109            648
     Other...........................................................          273            130           677            415
                                                                        ----------     ----------    ----------     ----------
                                                                             1,048            833         2,902          2,867
                                                                        ----------     ----------    ----------     ----------

Non-Interest Expenses:
     Compensation and employee benefits..............................        3,209          2,988         9,624          8,413
     Net occupancy expense...........................................          409            471         1,203          1,253
     Equipment.......................................................          617            479         1,649          1,394
     Advertising.....................................................          121            113           361            325
     Amortization of intangibles.....................................          483            501         1,462          1,517
     Federal deposit insurance premium...............................           52             55           154            165
     Preferred securities expense....................................        1,092            794         3,276          2,360
     Other...........................................................        1,044            912         3,072          2,596
                                                                        ----------     ----------    ----------     ----------
                                                                             7,027          6,313        20,801         18,023
                                                                        ----------     ----------    ----------     ----------

Income Before Income Taxes...........................................        5,568          4,688        16,608         14,282
Income Tax Expense...................................................        1,964          1,649         5,880          5,034
                                                                        ----------     ----------    ----------     ----------
Net Income...........................................................   $    3,604     $    3,039    $   10,728     $    9,248
                                                                        ==========     ==========    ==========     ==========

Weighted average number of common shares outstanding:
     Basic...........................................................    7,173,326      7,557,337     7,255,536      7,667,870
                                                                        ==========     ==========    ==========     ==========
     Diluted.........................................................    7,702,997      8,096,493     7,790,381      8,137,440
                                                                        ==========     ==========    ==========     ==========

Net income per common share:
     Basic...........................................................       $0.50           $0.40        $1.48          $1.21
                                                                        ==========     ==========    ==========     ==========
     Diluted.........................................................       $0.47           $0.38        $1.38          $1.14
                                                                        ==========     ==========    ==========     ==========


See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

                                                     For the Nine Months Ended March 31, 2002 and 2001
                                                     -------------------------------------------------

                                                                                                          Unrealized
                                                                               Employee                     Gain on
                                                                                Stock                     Investment
                                     Serial                    Additional      Ownership                  Securities
                                   Preferred     Common         Paid-In       Plan Trust       Retained      Held        Treasury
                                     Stock        Stock         Capital          Debt          Earnings     For Sale       Stock
                                     -----        -----         -------          ----          --------     --------       -----
                                                                    (Dollars in thousands)


Balance at June 30, 2000...........  $ --        $     60       $ 60,523       $ (2,320)       $ 91,840       $ --       $(36,122)
Allocation of Employee Stock
  Ownership Plan (ESOP) stock......                                                 389
ESOP adjustment....................                                  708
Purchase of 580,000 shares of
  treasury stock...................                                                                                        (8,731)
Issuance of 61,443 shares of
  treasury stock for options
  exercised and Dividend
  Reinvestment Plan (DRP)..........                                                                (340)                      652
Cash dividends of $0.12 per
  common share.....................                                                                (936)
Net income for the nine months
  ended March 31, 2001.............                                                               9,248
                                     ----        --------       --------       ---------       --------       ----       ---------
Balance at March 31, 2001..........  $ --        $     60       $ 61,231       $ (1,931)       $ 99,812       $ --       $(44,201)
                                     ====        ========       ========       =========       ========       ====       =========


Balance at June 30, 2001...........  $ --        $     60       $ 61,504       $ (1,801)       $102,694       $ --       $(49,927)
Allocation of ESOP stock                                                            418
ESOP adjustment....................                                1,890
Purchase of 430,000 shares of
  treasury stock...................                                                                                        (9,280)
Market value adjustment for
  investment securities held for
  sale.............................                                                                              1
Issuance of 214,585 shares of
  treasury stock for options
  exercised and DRP................                                                              (1,095)                    2,548
Cash dividends of $0.17 per
  common share.....................                                                              (1,247)
Net income for the nine months
  ended March 31, 2002.............                                                              10,728
                                     ----        --------       --------       ---------       --------       ----       ---------
Balance at March 31, 2002            $ --        $     60       $ 63,394       $ (1,383)       $111,080       $  1       $(56,659)
                                     ====        ========       ========       =========       ========       ====       =========



See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

                                                                                                Nine months ended March 31,
                                                                                                ---------------------------
                                                                                                2002                   2001
                                                                                                ----                   ----
                                                                                                 (Dollars in thousands)
Cash Flows from Operating Activities:
     Net income.......................................................................       $   10,728              $   9,248
     Adjustments to reconcile net income to net cash provided by operating activities:
     Net gain on sales of loans.......................................................             (109)                  (648)
     Proceeds from sales of loans held for sale.......................................            9,593                 89,541
     Net gain on sales of real estate owned...........................................              (40)                   (16)
     Amortization of investment and mortgage-backed securities
       premium, net...................................................................              319                    120
     Depreciation and amortization....................................................            1,306                  1,051
     Provision for losses on loans and real estate owned..............................            1,251                    466
     Amortization of cost of stock plans..............................................            2,309                  1,098
     Amortization of intangibles......................................................            1,462                  1,517
     Amortization of premiums on loans and loan fees..................................            2,795                  1,431
     Amortization of Trust Preferred securities issuance costs........................               57                     47
     Increase in accrued interest receivable, net of accrued
       interest payable...............................................................             (347)                (1,863)
     (Increase) decrease in other assets..............................................             (177)                   438
     Increase (decrease) in accounts payable and other liabilities....................           (3,305)                   949
     Decrease in mortgage escrow funds................................................             (486)                (1,212)
     Other, net.......................................................................              (19)                    --
                                                                                              ---------              ---------
     Net cash provided by operating activities........................................           25,337                102,167
                                                                                              ---------              ---------

Cash Flows from Investing Activities:
     Proceeds from maturities of investment securities................................          274,585                 50,011
     Purchases of investment securities held to maturity..............................         (120,148)               (31,034)
     Purchases of investment securities held for sale.................................              (15)                    --
     Net outflow from loan originations net of principal repayments of loans..........         (146,420)               (77,809)
     Purchases of loans...............................................................          (19,233)               (32,488)
     Proceeds from principal repayments of mortgage-backed securities.................           37,692                 24,098
     Purchases of mortgage-backed securities..........................................          (20,364)               (10,468)
     Proceeds from sale of premises and equipment.....................................               14                     --
     Purchases of premises and equipment..............................................             (729)                (1,125)
     Net inflow from real estate owned activity.......................................              329                     87
     Redemptions (purchases) of Federal Home Loan Bank of New York stock..............            1,267                   (193)
                                                                                              ---------              ---------
     Net cash provided by (used in) investing activities..............................            6,978                (78,921)
                                                                                              ---------              ---------

Cash Flows from Financing Activities:
     Net increase in deposits.........................................................           51,145                 26,242
     Decrease in advances from the Federal Home Loan Bank
       of New York and other borrowings...............................................          (56,210)               (42,775)
     Net proceeds from issuance of Trust Preferred securities.........................               --                 11,617
     Cash dividends paid..............................................................           (1,247)                  (936)
     Purchases of treasury stock, net of reissuance...................................           (7,826)                (8,420)
                                                                                              ---------              ---------
     Net cash used in financing activities............................................          (14,138)               (14,272)
                                                                                              ---------              ---------
Net Increase in Cash and Cash Equivalents.............................................           18,177                  8,974
Cash and Cash Equivalents, Beginning of Period........................................           15,771                 13,866
                                                                                              ---------              ---------
Cash and Cash Equivalents, End of Period..............................................        $  33,948              $  22,840
                                                                                              =========              =========


PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

                                                                               Nine months ended March 31,
                                                                               ---------------------------
                                                                                   2002         2001
                                                                                   ----         ----
                                                                                 (Dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
     Cash paid during period for:
     Interest .........................................................           $56,883      $60,838
                                                                                  =======      =======
     Income taxes .....................................................           $ 5,511      $ 5,001
                                                                                  =======      =======

Supplemental Schedule of Non-Cash Activities:
     Transfer of loans receivable to real estate owned, net ...........           $     6      $   593
                                                                                  =======      =======
     Transfer of loans receivable to loans held for sale, at market ...           $ 9,401      $91,250
                                                                                  =======      =======
     Securitization of loans receivable and transfer to mortgage-backed
       securities .....................................................           $65,923      $47,661
                                                                                  =======      =======
     Unrealized gain on investment securities held for sale ...........           $     1      $    --
                                                                                  =======      =======



See notes to consolidated financial statements.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation

The interim consolidated financial statements of PennFed Financial Services, Inc. ("PennFed") and subsidiaries (with its subsidiaries, the "Company") include the accounts of PennFed and its subsidiaries, Penn Federal Savings Bank (the "Bank"), PennFed Capital Trust I and PennFed Capital Trust II. These interim consolidated financial statements included herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2001. The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. There were no adjustments of a non-recurring nature recorded during the nine months ended March 31, 2002 and 2001. The interim results of operations presented are not necessarily indicative of the results for the full year.

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

3.  Computation of EPS

The computation of EPS is presented in the following table.

                                                                          Three months ended           Nine months ended
                                                                                March 31,                   March 31,
                                                                                ---------                   ---------
                                                                           2002         2001            2002           2001
                                                                           ----         ----            ----           ----
                                                                            (Dollars in thousands, except per share amounts)

Net income......................................................       $    3,604     $    3,039    $   10,728      $    9,248
                                                                       ==========     ==========    ==========      ==========

Number of shares outstanding:
Weighted average shares issued..................................       11,900,000     11,900,000    11,900,000      11,900,000
Less: Weighted average shares held in treasury..................        4,450,067      3,956,429     4,339,762       3,819,752
Less: Average shares held by the ESOP...........................          952,000        952,000       952,000         952,000
Plus: ESOP shares released or committed to be
      released during the fiscal year...........................          675,393        565,766       647,298         539,622
                                                                       ----------     ----------    ----------      ----------
Average basic shares............................................        7,173,326      7,557,337     7,255,536       7,667,870
Plus: Average common stock equivalents..........................          529,671        539,156       534,845         469,570
                                                                       ----------     ----------    ----------      ----------
Average diluted shares..........................................        7,702,997      8,096,493     7,790,381       8,137,440
                                                                       ==========     ==========    ==========      ==========

Earnings per common share:
        Basic....................................................      $     0.50     $     0.40    $     1.48      $     1.21
                                                                       ==========     ==========    ==========      ==========
        Diluted..................................................      $     0.47     $     0.38    $     1.38      $     1.14
                                                                       ==========     ==========    ==========      ==========


4. Stockholders' Equity and Regulatory Capital

The Bank's regulatory capital amounts and ratios are presented in the following table.

                                                                                                              To Be Well
                                                                                 For Minimum               Capitalized Under
                                                                               Capital Adequacy            Prompt Corrective
                                                        Actual                      Purposes               Action Provisions
                                                 -------------------           ------------------        --------------------
                                                 Amount        Ratio           Amount       Ratio        Amount         Ratio
                                                 ------        -----           ------       -----        ------         -----
                                                                             (Dollars in thousands)
As of March 31, 2002
Tangible capital, and ratio to
  adjusted total assets....................      $154,491      8.41%            $27,551     1.50%              N/A         N/A
Tier I (core) capital, and ratio to
  adjusted total assets....................      $154,491      8.41%            $73,470     4.00%          $91,838      5.00%
Tier I (core) capital, and ratio to
  risk-weighted assets.....................      $154,491     15.52%                N/A       N/A          $59,738      6.00%
Risk-based capital, and ratio to
  risk-weighted assets.....................      $159,913     16.06%            $79,650     8.00%          $99,563     10.00%

As of June 30, 2001
Tangible capital, and ratio to
  adjusted total assets....................      $144,825      7.87%            $27,617     1.50%              N/A       N/A
Tier I (core) capital, and ratio to
  adjusted total assets....................      $144,825      7.87%            $73,645     4.00%          $92,056      5.00%
Tier I (core) capital, and ratio to
  risk-weighted assets.....................      $144,825     15.25%                N/A      N/A           $56,999      6.00%
Risk-based capital, and ratio to
  risk-weighted assets.....................      $149,050     15.69%            $75,998     8.00%          $94,998     10.00%


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

                                                                                                              To Be Well
                                                                                  For Minimum             Capitalized Under
                                                                                Capital Adequacy          Prompt Corrective
                                                        Actual                      Purposes              Action Provisions
                                                  -----------------             ----------------          -----------------
                                                  Amount      Ratio             Amount     Ratio           Amount      Ratio
                                                  ------      -----             ------     -----           ------      -----
                                                                             (Dollars in thousands)
As of March 31, 2002
Tangible capital, and ratio to
  adjusted total assets....................      $147,963      8.05%            $27,573     1.50%              N/A       N/A
Tier I (core) capital, and ratio to
  adjusted total assets....................      $147,963      8.05%            $73,527     4.00%          $91,908      5.00%
Tier I (core) capital, and ratio to
  risk-weighted assets.....................      $147,963     15.01%                N/A       N/A          $59,151      6.00%
Risk-based capital, and ratio to
  risk-weighted assets.....................      $153,384     15.56%            $78,868     8.00%          $98,585     10.00%

As of June 30, 2001
Tangible capital, and ratio to
  adjusted total assets....................      $140,729      7.64%            $27,638     1.50%              N/A        N/A
Tier I (core) capital, and ratio to
  adjusted total assets....................      $140,729      7.64%            $73,702     4.00%          $92,127      5.00%
Tier I (core) capital, and ratio to
  risk-weighted assets.....................      $140,729     14.97%                N/A      N/A           $56,401      6.00%
Risk-based capital, and ratio to
  risk-weighted assets.....................      $144,954     15.42%            $75,202     8.00%          $94,002     10.00%


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

Financial Condition

Total assets decreased $6.1 million to $1.843 billion at March 31, 2002 from total assets of $1.849 billion at June 30, 2001. The decrease at March 31, 2002 was primarily due to a $155.7 million decrease in investment securities and Federal Home Loan Bank ("FHLB") of New York stock offset by an $86.2 million increase in net loans receivable and a $48.3 million increase in mortgage-backed securities, when compared to June 30, 2001. Lower market interest rates have resulted in certain investment securities being called before maturity while the lower market interest rates and the resulting effect of loan refinancing activity has led to growth in the loan portfolio.

During the nine months ended March 31, 2002, the Company securitized approximately $66 million of one- to four-family mortgage loans as Freddie Mac mortgage-backed securities. These securities are held in the Company's mortgage-backed securities portfolio for collateral purposes.

Deposits increased $49.9 million to $1.135 billion at March 31, 2002 from $1.085 billion at June 30, 2001. An increase in core deposit accounts (checking, money market and savings accounts) and medium-term certificates of deposit was partially offset by a decrease in short-term certificates of deposit, including municipal certificates of deposit. FHLB of New York advances increased $30.0 million from $454.5 million at June 30, 2001 to $484.5 million at March 31, 2002, while other borrowings decreased $86.2 million from $127.6 million at June 30, 2001 to $41.4 million at March 31, 2002. The decrease in other borrowings primarily reflects the use of funds received from investment securities being called before maturity and the increase in medium-term and core deposits.

Non-performing assets at March 31, 2002 totaled $2.8 million, representing 0.15% of total assets, compared to $2.1 million, or 0.12% of total assets, at June 30, 2001. Non-accruing loans at March 31, 2002 totaled $2.6 million, with a ratio of non-accruing loans to total loans of 0.19%, as compared to $1.6 million, or 0.13% of total loans, at June 30, 2001. Real estate owned decreased to $191,000 at March 31, 2002 from $500,000 at June 30, 2001.

Stockholders' equity at March 31, 2002 totaled $116.5 million compared to $112.5 million at June 30, 2001. The increase reflects the net income recorded for the nine months ended March 31, 2002 and the exercise of stock options partially offset by the repurchase of 430,000 shares of the Company's outstanding stock at an average market price of $21.58 per share and the declaration of cash dividends.

Results of Operations

General. For the three months ended March 31, 2002, net income was $3.6 million, or $0.47 per diluted share, as compared to net income of $3.0 million, or $0.38 per diluted share, for the comparable prior year period. For the nine months ended March 31, 2002, net income was $10.7 million, or $1.38 per diluted share. These results compare to net income of $9.2 million, or $1.14 per diluted share, for the nine months ended March 31, 2001.

Interest and Dividend Income. Interest and dividend income for the three months ended March 31, 2002 decreased to $29.0 million from $29.7 million for the three months ended March 31, 2001, while interest and dividend income for the nine months ended March 31, 2002 increased to $91.3 million from $90.1 million for the prior year period. The decrease in the current three month period was due to a decrease in the average yield earned on interest-earning assets partially offset by an increase in the average balance of these assets, when compared to the prior year period. The average yield earned on interest-earning assets decreased to 6.55% for the three months ended March 31, 2002 from 7.19% for the three months ended March 31, 2001. Average interest-earning assets were $1.775 billion for the three months ended March 31, 2002, compared to $1.653 billion for the comparable prior year period. The increase in interest and dividend income for the nine months ended March 31, 2002 was due to an increase in average interest-earning assets partially offset by a decrease in the average yield earned on these assets, when compared to the prior year period. Average interest-earning assets were $1.801 billion for the nine months ended March 31, 2002, compared to $1.665 billion for the nine months ended March 31, 2001. The average yield earned on interest-earning assets decreased to 6.75% for the nine months ended March 31, 2002 from 7.21% for the comparable prior year period.

Interest income on residential one- to four-family mortgage loans for the three and nine months ended March 31, 2002 increased $164,000 and $753,000, respectively, when compared to the prior year periods. The increases in interest income on residential one- to four-family mortgage loans were due to increases of $109.1 million and $86.8 million in the average balance outstanding for the three and nine months ended March 31, 2002, respectively, when compared to the prior year periods. The increases in interest income on residential one- to four-family mortgage loans were partially offset by decreases in the average yield earned on these loans. For the three months ended March 31, 2002, the average yield earned on residential one- to four-family mortgage loans decreased to 6.46% from 7.09% for the three months ended March 31, 2001. The average yield earned on this portfolio for the nine months ended March 31, 2002 decreased to 6.65% from 7.11% for the comparable prior year period.

Interest income on commercial and multi-family real estate loans increased $459,000 and $1.2 million for the three and nine months ended March 31, 2002, respectively, when compared to the prior year periods. The increases in interest income on commercial and multi-family real estate loans were attributable to increases of $28.6 million and $24.5 million in the average outstanding balance for the three and nine months ended March 31, 2002, respectively, when compared to the prior year periods. The growth in interest income on this portfolio was partially offset by decreases in the average yield earned on commercial and multi-family real estate loans. The average yield decreased to 8.09% and 8.17% for the current three and nine month periods, respectively, compared to 8.57% and 8.59% for the three and nine months ended March 31, 2001.

Interest income on consumer loans decreased $229,000 and $111,000 for the three and nine months ended March 31, 2002, respectively, when compared to the prior year periods. The decreases in interest income for this loan portfolio were due to decreases in the average yield earned on consumer loans. The average yield earned decreased to 6.55% and 6.87% for the three and nine months ended March 31, 2002, respectively, compared to 7.78% and 7.82% for the prior year periods. Partially offsetting the decreases in interest income on consumer loans for the current three and nine month periods were increases of $6.5 million and $12.4 million in the average balance outstanding, respectively, when compared to the three and nine months ended March 31, 2001.

Interest income on investment securities and other interest-earning assets decreased $2.0 million and $3.3 million for the three and nine months ended March 31, 2002, respectively, compared to the prior year periods. The decreases in interest income on these securities is partially attributable to a $96.7 million and a $50.7 million decrease in the average balance outstanding for the three and nine months ended March 31, 2002, respectively, when compared to the prior year periods. In addition, the decreases in interest income on investment securities and other interest-earning assets were due to declines in the average yield earned on these securities. The average yield decreased to 6.39% and 6.64% for the current three and nine month periods, respectively, compared to 6.96% and 6.97% for the prior year periods.

Interest income on the mortgage-backed securities portfolio increased $958,000 and $2.7 million for the three and nine months ended March 31, 2002, respectively, compared to the prior year periods. The increases in interest income on mortgage-backed securities primarily reflects a $76.0 million and a $64.6 million increase in the average balance outstanding for the three and nine months ended March 31, 2002, respectively, compared to the prior year periods. The increases in interest income were partially offset by decreases in the average yield earned on the mortgage-backed securities portfolio to 6.24% and 6.42% for the three and nine months ended March 31, 2002, respectively, compared to 7.02% and 7.03% for the three and nine months ended March 31, 2001.

Interest Expense. Interest expense decreased $2.2 million and $4.7 million for the three and nine months ended March 31, 2002, respectively, from the comparable March 2001 periods. The decrease in the current three month period was attributable to a decrease in the Company's cost of funds from a rate of 5.09% to 4.20%, when compared to the prior year period, as a result of lower market interest rates. Partially offsetting the decrease in rate during the current three month period was a $109.4 million increase in total average deposits and borrowings, when compared to the three months ended March 31, 2001. For the nine months ended March 31, 2002, the cost of funds decreased from a rate of 5.16% to 4.41% while total average deposits and borrowings increased $120.9 million, when compared to the nine months ended March 31, 2001. For the three and nine months ended March 31, 2002, the average rate paid on deposits decreased to 3.54% and 3.82%, respectively, from 4.67% and 4.76% for the three and nine months ended March 31, 2001. The average balance of deposits increased $26.8 million and $26.1 million, respectively, from the $1.099 billion and $1.103 billion for the three and nine months ended March 31, 2001. The average cost of FHLB of New York advances decreased to 5.72% and 5.81% from 6.13% and 6.14% for the three and nine months ended March 31, 2002, respectively, while the average balance of FHLB of New York advances increased $76.5 million and $86.0 million for the same respective periods, when compared to the prior year periods. For the three and nine months ended March 31, 2002, the average rate paid on other borrowings decreased to 4.57% and 4.47%, respectively, from 6.20% and 6.34% for the three and nine months ended March 31, 2001. The average balance of other borrowings increased $6.2 million and $8.8 million, respectively, compared to the prior year periods.

Net Interest and Dividend Income. Net interest and dividend income before provision for loan losses for the three and nine months ended March 31, 2002 was $11.8 million and $35.7 million, respectively, reflecting a $1.6 million and $5.8 million increase from the $10.3 million and $29.9 million recorded in the comparable prior year periods. The net interest rate spread and net interest margin for the three months ended March 31, 2002 were 2.35% and 2.65%, respectively, an increase from 2.10% and 2.46%, respectively, for the comparable prior year period. For the nine months ended March 31, 2002, the net interest rate spread and net interest margin were 2.34% and 2.66%, respectively, an increase from 2.05% and 2.41%, respectively, for the nine months ended March 31, 2001. A decline in short-term market interest rates and growth in the Company's loan portfolio and core deposit accounts contributed to the improvements in net interest margin.

Provision for Loan Losses. The provision for loan losses for the three and nine months ended March 31, 2002 was $300,000 and $1.2 million, respectively, compared to $125,000 and $450,000 for the comparable prior year periods. The Company continues to closely monitor all delinquent loans, with special consideration of the loans of those families affected by the World Trade Center disaster. The allowance for loan losses at March 31, 2002 of $5.4 million reflects a $1.2 million increase from the June 30, 2001 level. The allowance for loan losses as a percentage of non-accruing loans was 206.14% at March 31, 2002, compared to 259.50% at June 30, 2001. The allowance for loan losses was 0.39% of total loans at March 31, 2002, an increase from 0.33% of total loans at June 30, 2001.

Non-Interest Income. For the three and nine months ended March 31, 2002, non-interest income was $1.0 million and $2.9 million, respectively, compared to $833,000 and $2.9 million for the prior year periods. The increase in non-interest income for the current three month period was primarily due to an increase in service charges and other non-interest income offset by a decrease in the net gain on sales of loans, when compared to the three months ended March 31, 2001. During the three and nine months ended March 31, 2002, the net gain on sales of loans was $22,000 and $109,000, respectively, as compared to $89,000 and $648,000 for the three and nine months ended March 31,

2001. Loan production has been retained in portfolio during the current periods as a partial replacement of the investment securities called before maturity. During the three and nine months ended March 31, 2001, nearly $9 million and $24 million of conforming, fixed rate one- to four-family residential loans were sold, respectively, generating gains of $89,000 and $241,000 for those respective periods. In addition, during the nine months ended March 31, 2001, the Company sold approximately $65 million of longer duration, one- to four-family residential mortgage loans in an effort to improve funding, liquidity, interest rate risk and net interest margin and recorded net gains on sales of these loans of $407,000.

Service charge income for the three and nine months ended March 31, 2002 was $765,000 and $2.2 million, respectively, increases of $148,000 and $363,000 over the $617,000 and $1.8 million recorded for the prior year periods. Service charges were positively impacted by fees associated with various loan prepayments and refinances. Other non-interest income increased $143,000 and $262,000 to $273,000 and $677,000 for the three and nine months ended March 31, 2002, respectively, from $130,000 and $415,000 for the three and nine months ended March 31, 2001. Other non-interest income included $87,000 and $179,000 of increases in earnings from the Investment Services at Penn Federal program for the three and nine months ended March 31, 2002, respectively, when compared to the prior year periods. Through this program, customers have convenient access to financial consulting/advisory services and related uninsured non-deposit investment and insurance products.

Non-Interest Expenses. Non-interest expenses were $7.0 million and $20.8 million for the three and nine months ended March 31, 2002, respectively, representing increases over the $6.3 million and $18.0 million recorded during the prior year periods. An increase in preferred securities expense due to the issuance of $12 million of Trust Preferred securities in March 2001, additional "non-cash" expense related to the Employee Stock Ownership Plan, additional costs related to the Bank's new Business Development department and expenses related to the Company's development of an internet presence contributed to the increase in non-interest expenses during the current year periods when compared to the prior year periods. The Company's non-interest expenses as a percent of average assets increased to 1.54% and 1.50% for the three and nine months ended March 31, 2002, respectively, from 1.48% and 1.40% for the comparable prior year periods.

Income Tax Expense. Income tax expense for the three and nine months ended March 31, 2002 was $2.0 million and $5.9 million, respectively, compared to $1.6 million and $5.0 million for the three and nine months ended March 31, 2001. The effective tax rate for the three and nine months ended March 31, 2002 was 35.3% and 35.4%, respectively, compared to 35.2% for the three and nine months ended March 31, 2001.

Analysis of Net Interest Income

The following table sets forth certain information relating to the Company's consolidated statements of financial condition and the consolidated statements of income for the three and nine months ended March 31, 2002 and 2001, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived from average daily balances. The average balance of loans receivable includes non-accruing loans. The yields and costs include fees which are considered adjustments to yields.


                                                                         Three Months Ended March 31,
                                             ------------------------------------------------------------------------------------
                                                                2002                                       2001
                                             ---------------------------------------     ----------------------------------------

                                                Average       Interest                     Average       Interest
                                              Outstanding      Earned/        Yield/     Outstanding      Earned/          Yield/
                                                Balance         Paid         Rate (1)      Balance         Paid           Rate (1)
                                                -------         ----         --------      -------         ----           --------
                                                                            (Dollars in thousands)
Interest-earning assets:
    One- to four-family mortgage
       loans .............................    $1,111,880     $   17,900        6.46%      $1,002,830     $   17,736         7.09%
    Commercial and multi-family real
       estate loans ......................       129,350          2,617        8.09          100,739          2,158         8.57
    Consumer loans .......................       116,913          1,889        6.55          110,379          2,118         7.78
                                              ----------     ----------                   ----------     ----------
       Total loans receivable ............     1,358,143         22,406        6.62        1,213,948         22,012         7.27

    Federal funds sold ...................            --             --          --              983             13         5.21
    Investment securities and other ......       224,354          3,583        6.39          321,098          5,587         6.96
    Mortgage-backed securities ...........       192,505          3,003        6.24          116,526          2,045         7.02
                                              ----------     ----------                   ----------     ----------
       Total interest-earning assets .....     1,775,002     $   28,992        6.55        1,652,555     $   29,657         7.19
                                                             ==========                                  ==========

Non-interest earning assets ..............        51,183                                      55,664
                                              ----------                                  ----------
       Total assets ......................    $1,826,185                                  $1,708,219
                                              ==========                                  ==========
Deposits and borrowings:
    Money market and demand deposits .....    $  146,530     $      275        0.76%      $  121,926     $      283         0.94%
    Savings deposits .....................       232,227          1,210        2.11          164,107            743         1.84
    Certificates of deposit ..............       747,378          8,340        4.53          813,334         11,640         5.80
                                              ----------     ----------                   ----------     ----------
       Total deposits ....................     1,126,135          9,825        3.54        1,099,367         12,666         4.67

    FHLB of New York advances ............       482,960          6,892        5.72          406,508          6,213         6.13
    Other borrowings .....................        37,448            428        4.57           31,279            485         6.20
                                              ----------     ----------                   ----------     ----------
       Total deposits and borrowings .....     1,646,543     $   17,145        4.20        1,537,154     $   19,364         5.09
                                                             ==========                                  ==========
Other liabilities ........................        19,436                                      23,058
                                              ----------                                  ----------
       Total liabilities .................     1,665,979                                   1,560,212
Trust Preferred securities ...............        44,508                                      33,296
Stockholders' equity .....................       115,698                                     114,711
                                              ----------                                  ----------
       Total liabilities and stockholders'
           equity ........................    $1,826,185                                  $1,708,219
                                              ==========                                  ==========

Net interest income and net
    interest rate spread .................                   $   11,847        2.35%                      $   10,293         2.10%
                                                             ==========      ======                       ==========         ====
Net interest-earning assets and
    interest margin ......................    $  128,459                       2.65%      $  115,401                         2.46%
                                              ==========                     ======       ==========                         =====

Ratio of interest-earning assets to
    deposits and borrowings ..............                                   107.80%                                       107.51%
                                                                             ======                                        ======

(1)  Annualized.


                                                                              Nine Months Ended March 31,
                                                    ----------------------------------------------------------------------------
                                                                   2002                                      2001
                                                    ---------------------------------        -----------------------------------
                                                      Average     Interest                     Average      Interest
                                                    Outstanding    Earned/     Yield/        Outstanding     Earned/     Yield/
                                                      Balance       Paid      Rate (1)         Balance        Paid      Rate (1)
                                                      -------       ----      --------         -------        ----      --------
                                                                              (Dollars in thousands)
Interest-earning assets:
    One- to four-family mortgage
       loans...................................    $ 1,129,841     $56,397       6.65%        $1,043,090    $ 55,644      7.11%
    Commercial and multi-family real
       estate loans............................        120,025       7,449       8.17             95,573       6,237      8.59
    Consumer loans.............................        117,865       6,081       6.87            105,487       6,192      7.82
                                                     ---------      ------                     ---------      ------
       Total loans receivable..................      1,367,731      69,927       6.81          1,244,150      68,073      7.29

    Federal funds sold.........................             45           1       3.35              1,215          56      6.08
    Investment securities and other............        273,273      13,612       6.64            323,997      16,940      6.97
    Mortgage-backed securities.................        160,319       7,716       6.42             95,689       5,044      7.03
                                                     ---------      ------                     ---------      ------
       Total interest-earning assets...........      1,801,368     $91,256       6.75          1,665,051    $ 90,113      7.21
                                                                   =======                                  ========
Non-interest earning assets....................         48,948                                    55,409
                                                     ---------                                 ---------
       Total assets ...........................    $ 1,850,316                                $1,720,460
                                                   ===========                                ==========

Deposits and borrowings:
    Money market and demand deposits...........    $   138,728     $   856       0.82%        $  124,207    $  1,168      1.25%
    Savings deposits...........................        213,818       3,350       2.09            159,044       2,051      1.72
    Certificates of deposit....................        776,380      28,157       4.83            819,551      36,150      5.88
                                                     ---------      ------                     ---------      ------
       Total deposits..........................      1,128,926      32,363       3.82          1,102,802      39,369      4.76

    FHLB of New York advances..................        471,871      20,827       5.81            385,915      17,971      6.14
    Other borrowings...........................         68,543       2,334       4.47             59,768       2,885      6.34
                                                     ---------      ------                     ---------      ------
       Total deposits and borrowings...........      1,669,340     $55,524       4.41          1,548,485    $ 60,225      5.16
                                                                   =======                                  ========
Other liabilities..............................         21,283                                    24,961
                                                     ---------                                 ---------
       Total liabilities.......................      1,690,623                                 1,573,446
Trust Preferred securities.....................         44,489                                    32,979
Stockholders' equity...........................        115,204                                   114,035
                                                     ---------                                 ---------
       Total liabilities and stockholders'
           equity..............................     $1,850,316                                $1,720,460
                                                    ==========                                ==========

Net interest income and net
    interest rate spread.......................                    $35,732       2.34%                      $ 29,888      2.05%
                                                                   =======       ====                       ========     =====

Net interest-earning assets and
    interest margin............................    $   132,028                   2.66%        $  116,566                  2.41%
                                                   ===========                   ====         ==========                  ====

Ratio of interest-earning assets to
    deposits and borrowings....................                                107.91%                                  107.53%
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

                                                                 March 31,          June 30,
                                                                   2002               2001
                                                                   ----               ----
                                                                     (Dollars in thousands)
Non-accruing loans:
     One- to four-family ..............................            $2,271             $1,219
     Commercial and multi-family ......................                --                 49
     Consumer .........................................               368                369
                                                                   ------             ------
         Total non-accruing loans .....................             2,639              1,637

Real estate owned, net ................................               191                500
                                                                   ------             ------

         Total non-performing assets ..................             2,830              2,137
                                                                   ------             ------

         Total risk elements ..........................            $2,830             $2,137
                                                                   ======             ======

Non-accruing loans as a percentage of total loans .....              0.19%              0.13%
                                                                   ======             ======

Non-performing assets as a percentage of total assets .              0.15%              0.12%
                                                                   ======             ======

Total risk elements as a percentage of total assets ...              0.15%              0.12%
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

Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowances will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to record additions to the allowance level based upon their assessment of the information available to them at the time of examination. At March 31, 2002, the Company had a total allowance for loan losses of $5.4 million representing 206.14% of total non-accruing loans and 0.39% of total loans.

Critical Accounting Policy

Allowance for Loan Losses - The allowance for loan losses is established through charges to earnings. Loan losses are charged against the allowance for loan losses when management believes that the recovery of principal is unlikely. If, as a result of loans charged off or increases in the size or risk characteristics of the loan portfolio, the allowance is below the level considered by management to be adequate to absorb future loan losses on existing loans, the provision for loan losses is increased to the level considered necessary to provide an adequate allowance. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of the loans. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrowers' ability to pay. Economic conditions may result in the necessity to change the allowance quickly in order to react to deteriorating financial conditions of the Company's borrowers. As a result, additional provisions on existing loans may be required in the future if borrowers' financial conditions deteriorate or if real estate values decline.

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

At March 31, 2002, the Company's total deposits and borrowings maturing or repricing within one year exceeded its total interest-earning assets maturing or repricing within one year by $43.2 million, representing a one year negative gap of 2.35% of total assets, compared to a one year negative gap of 14.48% of total assets at June 30, 2001. The decline in market interest rates has resulted in the redemption of certain investment securities with callable features. The proceeds from such activities were used to reduce short-term borrowings and fund growth in the loan portfolio. Also contributing to the change in the gap position was the maturity of FHLB of New York advances and subsequent replacement with advances that have terms in excess of three years. Furthermore, growth in core deposits and medium-term certificates of deposit coupled with a decline in short-term certificates of deposit, including municipal certificates of deposit, also reduced the Company's negative gap position.

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

Net Portfolio Value. The Company's interest rate sensitivity is regularly monitored by management through additional interest rate risk ("IRR") measures, including an IRR "Exposure Measure" or "Post-Shock" NPV ratio and a "Sensitivity Measure." A low Post-Shock NPV ratio indicates greater exposure to IRR. Greater exposure can result from a low initial NPV ratio or high sensitivity to changes in interest rates. The Sensitivity Measure is the change in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. At least quarterly, and generally monthly, management models the change in net portfolio value ("NPV") over a variety of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. An NPV ratio, in any interest rate scenario, is defined as the NPV in that rate scenario divided by the market value of assets in the same scenario.

As of March 31, 2002, the Bank's internally generated initial NPV ratio was 6.30%. Following a 2% increase in interest rates, the Bank's Post-Shock NPV ratio was 6.11%. The change in the NPV ratio, or the Bank's Sensitivity Measure, was negative 0.19%. As of March 31, 2002, the Company's internally generated initial NPV ratio was 6.05%, the Post-Shock ratio was 5.66%, and the Sensitivity Measure was negative 0.39%. The duration of assets has declined principally due to increased prepayment estimates. Conversely, the duration of liabilities has extended principally due to the decline in short-term fundings, both wholesale and retail, as well as the extension of FHLB of New York advances. Variances between the Bank's and the Company's NPV ratios are attributable to balance sheet items which are adjusted during consolidation, such as investments, intercompany borrowings and capital.

Internally generated NPV measurements are based on simulations which utilize institution specific assumptions and, as such, generally result in lower levels of presumed interest rate risk (i.e., higher Post-Shock NPV ratio and lower Sensitivity Measure) than Office of Thrift Supervision ("OTS") measurements indicate.

The OTS measures the Bank's (unconsolidated) IRR on a quarterly basis using data from the quarterly Thrift Financial Reports filed by the Bank with the OTS, coupled with non-institution specific assumptions which are based on national averages. As of December 31, 2001 (the latest date for which information is available), the Bank's initial NPV ratio, as measured by the OTS, was 8.57%, the Bank's Post-Shock ratio was 5.38% and the Sensitivity Measure was negative 3.19%.

In addition to monitoring NPV and gap, management also monitors the duration of assets and liabilities and the effects on net interest income resulting from parallel and non-parallel increases or decreases in rates.

At March 31, 2002, based on its internally generated simulation models, the Company's consolidated net interest income projected for one year forward would decrease 2% from the base case, or current market, as a result of an immediate and sustained 2% increase in interest rates.

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

The Company's cash needs for the nine months ended March 31, 2002 were provided by operating activities, proceeds from maturities of investment securities, increased deposits and principal repayments of loans and mortgage-backed securities. During this period, the cash provided was used for the origination and purchase of loans, the purchase of investment and mortgage-backed securities and the purchase of treasury stock, as well as to reduce borrowings. During the nine months ended March 31, 2001, the cash needs of the Company were provided by operating activities, primarily from proceeds from the sales of loans, increased deposits, proceeds from maturities of investment securities and principal repayments of loans and mortgage-backed securities. Funds were also provided by the issuance of $12 million of Trust Preferred securities. During this period, the cash provided was used primarily for investing activities, which included the origination and purchase of loans and the purchase of mortgage-backed securities and investment securities, as well as to reduce borrowings and to fund the purchase of treasury stock.

Current regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percentage of risk-adjusted assets; a ratio of core capital to risk-adjusted assets; a leverage ratio of core capital to total adjusted assets; and a tangible capital ratio expressed as a percentage of total adjusted assets. As of March 31, 2002, the Bank exceeded all regulatory capital requirements and qualified as a "well-capitalized" institution (see Note
4. - Stockholders' Equity and Regulatory Capital, in the Notes to Consolidated Financial Statements).

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


                                     PENNFED FINANCIAL SERVICES, INC.



Date: May 14, 2002                   By:  /s/ Joseph L. LaMonica
                                          --------------------------------------
                                               Joseph L. LaMonica
                                               President and Chief
                                               Executive Officer





Date: May 14, 2002                   By:  /s/ Jeffrey J. Carfora
                                          --------------------------------------
                                              Jeffrey J. Carfora
                                              Senior Executive Vice President,
                                              Chief Operating Officer and
                                              Chief Financial Officer
                                              (Principal Financial Officer)





Date: May 14, 2002                   By:  /s/ Claire M. Chadwick
                                          --------------------------------------
                                              Claire M. Chadwick
                                              Senior Vice President,
                                              Controller and
                                              Assistant Secretary
                                              (Principal Accounting Officer)