Form 10-K
PENNFED FINANCIAL SERVICES INC
filed 2002-09-23
CIK 920945

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2002

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

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

           The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the Nasdaq National Market as of September 6, 2002, was $177,591,000. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)


           As of September 6, 2002, there were issued and outstanding 7,321,678 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                  Part III of Form 10-K - Portions of the Proxy Statement for 2002 Annual Meeting of Stockholders.

                                     PART I

Item 1.  Business

General

PennFed Financial Services, Inc. ("PennFed" and with its subsidiaries, the "Company"), a Delaware corporation, was organized in March 1994 for the purpose of becoming the savings and loan holding company for Penn Federal Savings Bank ("Penn Federal" or the "Bank") in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank (the "Conversion"). PennFed owns all of the outstanding common stock of the Bank. The Company's common stock is traded on the Nasdaq National Market Tier of the Nasdaq Stock Market under the symbol "PFSB."

PennFed and the Bank are subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision of the Department of the Treasury ("OTS") and by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a member of the Federal Home Loan Bank ("FHLB") System. Penn Federal's deposits are insured up to applicable limits by the FDIC.

The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Company attracts deposits from the general public and uses these deposits, together with borrowings and other funds, to originate and purchase one- to four-family residential mortgage loans, and, to a lesser extent, to originate commercial and multi-family real estate and consumer loans. See "Originations, Purchases, Sales and Servicing of Loans." The Company also invests in mortgage-backed securities secured by one- to four-family residential mortgages, U.S. government agency obligations and other permissible investments.

The Company offers a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings, money market, and a variety of checking accounts, as well as certificate accounts. The Company generally solicits deposits in its primary market areas.

At June 30, 2002, the Company had total assets of approximately $1.9 billion, deposits of $1.2 billion, borrowings of $528 million and stockholders' equity of $119 million.

At June 30, 2002, the Company's gross loan portfolio totaled $1.4 billion, including $1.2 billion of one- to four-family residential first mortgage loans, $145 million of commercial and multi-family real estate loans and $121 million of consumer loans. In addition, on that date the Company had $170 million of mortgage-backed securities and $209 million of other investment securities and FHLB of New York stock.

At June 30, 2002, nearly all of the Company's first and second mortgage loans (excluding mortgage-backed securities) were secured by properties located in New Jersey. See "Originations, Purchases, Sales and Servicing of Loans." The Company's revenues are derived primarily from interest on loans, mortgage-backed securities and investments, and income from service charges.

Penn Federal, through its wholly-owned subsidiary, Penn Savings Insurance Agency, Inc., offers insurance and uninsured non-deposit investment products to its customers. See "Subsidiary Activities."

In October 1997, Penn Federal formed Ferry Development Holding Company, a Delaware operating subsidiary, to hold and manage an investment portfolio.

PennFed formed PennFed Capital Trust I in fiscal 1998 and PennFed Capital Trust II in fiscal 2001. These two entities are wholly-owned trust subsidiaries, established for the purpose of selling cumulative trust preferred securities.

The administrative offices of the Company are located at 622 Eagle Rock Avenue, West Orange, New Jersey 07052-2989, and the telephone number at that address is
(973) 669-7366.

Forward-Looking Statements

When used in this Form 10-K and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates and demand for loans in the Company's market area, the relationship of short-term interest rates to long-term interest rates, competition and terrorist acts that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above, as well as other factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company will not undertake -- and specifically declines any obligation -- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Market Area

The Company's primary market areas are comprised of the Ironbound section of the City of Newark and surrounding urban communities, the suburban Essex County area and selected areas of central/southern New Jersey, which are serviced through 21 full service offices. Penn Federal was organized in the Ironbound section of Newark in 1941 and the home office of the Bank remains there. The Ironbound section of the City of Newark and immediately adjacent communities of East Newark and Harrison are primarily urban blue collar areas with two or more family dwellings and some manufacturing and industry. Deposits at Bank branches in these areas comprise 29% of total Bank deposits at June 30, 2002. The suburban Essex County area consists of communities with predominantly single family homes and a white collar commuter population. Suburban Essex County is the Bank's largest market area, accounting for approximately 43% of total Bank deposits at June 30, 2002. Penn Federal's central/southern New Jersey branches are located in selected areas of Middlesex, Monmouth and northern Ocean counties. The central/southern region branches, with 28% of total Bank deposits at June 30, 2002, serve retirement populations and expanding townhouse, multi-family and single family home developments. The Bank also originates loans secured by properties throughout New Jersey. See "Originations, Purchases, Sales and Servicing of Loans."

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

The Company also originates commercial and multi-family (five units or more) real estate loans and consumer loans. These loans generally reprice more frequently, have shorter maturities and/or have higher yields than fixed rate, one-to four-family mortgage loans.

Residential and consumer loan applications may be approved by various officers up to $1.25 million. Commercial and multi-family real estate loan applications are initially considered and approved by the Senior Vice President of the Commercial/Business Banking Group. Loans greater than $500,000 but less than $750,000 require approval of either the Chief Executive Officer ("CEO") or the Chief Operating Officer ("COO"). Any commercial and multi-family real estate loan or relationship of $750,000 and over must be approved by the Executive Loan Committee which consists of the CEO, COO and certain executive and senior officers. The approval of the Company's Board of Directors is required for all loans or relationships above $1.25 million.

The aggregate amount of loans that the Company is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Company could have lent to any one borrower is generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation-Federal Regulation of Savings Associations by the OTS." At June 30, 2002, the maximum amount which the Company could have lent to any one borrower and the borrower's related entities was approximately $24.6 million. The
Company's current policy is to limit such loans to a maximum of 50% of the general regulatory limit or $10.0 million, whichever is less. Any exception to this policy requires approval of the Board of Directors. At June 30, 2002, the Company's largest group of loans to one borrower (and any related entities) totaled $7.9 million and consisted of a $4.6 million commercial real estate loan and a $3.3 million loan under an Accounts Receivable Financing Program. At June 30, 2002, there were a total of 39 loans or lender relationships in excess of $1.0 million, for a total amount of $73.9 million. At that date, all of these loans were performing in accordance with their respective repayment terms.

Loan Portfolio Composition. The following table sets forth the composition of the Company's loan portfolio at the dates indicated.

                                                                                 June 30,
                                       ---------------------------------------------------------------------------------------------
                                                 2002                   2001                   2000                     1999
                                       ---------------------------------------------------------------------------------------------
                                          Amount     Percent     Amount     Percent      Amount     Percent      Amount      Percent
                                       ---------------------------------------------------------------------------------------------
                                                                          (Dollars in thousands)
First mortgage loans:
  One- to four-family(1) ...........   $ 1,172,145    81.53%  $ 1,065,819    82.61%   $ 1,070,048    85.34%   $   915,244     86.15%
  Commercial and multi-family(2)....       144,585    10.06       108,625     8.42         86,257     6.88         74,613      7.02
                                       ---------------------------------------------------------------------------------------------
      Total first mortgage loans ...     1,316,730    91.59     1,174,444    91.03      1,156,305    92.22        989,857     93.17
                                       ---------------------------------------------------------------------------------------------
Other loans:
  Consumer loans:
    Second mortgages ...............        58,671     4.08        48,133     3.73         45,659     3.64         37,243      3.50

    Home equity lines of credit ....        55,247     3.85        60,412     4.68         46,394     3.70         31,754      2.99

    Other ..........................         6,948     0.48         7,140     0.56          5,534     0.44          3,575      0.34
                                       ---------------------------------------------------------------------------------------------
      Total consumer loans .........       120,866     8.41       115,685     8.97         97,587     7.78         72,572      6.83
                                       ---------------------------------------------------------------------------------------------
      Total loans ..................     1,437,596   100.00%    1,290,129   100.00%     1,253,892   100.00%     1,062,429    100.00%
                                                     ======                 ======                  ======                   ======

Add/(less):
  Unamortized premiums,
   deferred loan fees, and
    other, net .....................         9,485                  9,611                   9,339                   7,391

  Allowance for loan losses ........        (5,821)                (4,248)                 (3,983)                 (3,209)
                                       ---------------------------------------------------------------------------------------------
      Total loans receivable, net ..   $ 1,441,260            $ 1,295,492           $   1,259,248             $ 1,066,611
                                       =============================================================================================

                                                  June 30,
                                       -------------------------
                                                   1998
                                       -------------------------
                                            Amount      Percent
                                       -------------------------
                                         (Dollars in thousands)
First mortgage loans:
  One- to four-family(1) ...........      $   971,668     89.01%
  Commercial and multi-family(2)....           65,833      6.03
                                       -------------------------
      Total first mortgage loans ...        1,037,501     95.04
                                       -------------------------
Other loans:
  Consumer loans:
    Second mortgages ...............           27,232      2.49

    Home equity lines of credit ....           23,538      2.16

    Other ..........................            3,331      0.31
                                       -------------------------
      Total consumer loans .........           54,101      4.96
                                       -------------------------
      Total loans ..................        1,091,602    100.00%
                                                         ======

Add/(less):
  Unamortized premiums,
   deferred loan fees, and
    other, net .....................            7,026

  Allowance for loan losses ........           (2,776)
                                       -------------------------
      Total loans receivable, net ..    $   1,095,852
                                       ========================


(1) One-to four-family loans include loans held for sale of $1.6 million, $83,000, $5.2 million and $565,000 at June 30, 2002, 2001, 1999 and 1998, respectively. There were no loans held for sale at June 30, 2000.

(2)  Commercial  and   multi-family   loans  include  loans  under  an  Accounts
     Receivable Financing Program for small and mid-sized businesses and business lines of credit secured by non-real estate business assets totaling $9.1 million, $3.1 million and $814,000 at June 30, 2002, 2001 and 2000, respectively. Business lines of credit included in commercial and multi-family loans totaled $605,000 and $475,000 at June 30, 1999 and 1998, respectively.


Loan Maturity. The following schedule sets forth the contractual maturity of the Company's loan portfolio as of June 30, 2002. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. Loans with balloon payments are also shown as amortizing to final maturity (i.e., when the balloon payment is due). All balances are shown on a gross basis and, thus, include no premium or discount adjustments.

Savings account loans and overdraft checking balances, included in consumer loans, which have no stated final maturity, are reported as due within one year. The table does not reflect the effects of possible prepayments or scheduled principal amortization.


                                                    After One     After Three   After Five   After Ten
                                        One Year     Through        Through      Through       Through        After
                                        or Less    Three Years    Five Years    Ten Years    Twenty Years  Twenty Years     Total
                                     -----------------------------------------------------------------------------------------------
                                                                              (In thousands)
First mortgage loans:
One- to four-family .............    $      293    $    1,853    $    5,184    $   88,544    $  279,019    $  797,252    $1,172,145
Commercial and multi-family .....         9,637         1,486         7,580        27,727        95,130         3,025       144,585
                                     -----------------------------------------------------------------------------------------------
Total first mortgage loans ......         9,930         3,339        12,764       116,271       374,149       800,277     1,316,730
Other loans:
Consumer loans ..................         3,579         2,768         9,998        22,279        55,112        27,130       120,866
                                     -----------------------------------------------------------------------------------------------
Total loans, gross ..............    $   13,509    $    6,107    $   22,762    $  138,550    $  429,261    $  827,407    $1,437,596
                                     ===============================================================================================


Loans due after June 30, 2003, which have fixed interest rates amount to $968.5 million, while those with adjustable rates amount to $455.5 million, detailed as follows:

                                           Due After June 30, 2003
                               ----------------------------------------------
                                  Fixed           Adjustable         Total
                               ----------------------------------------------
                                               (In thousands)

First mortgage loans:
One- to four-family .......    $  886,629        $  285,223        $1,171,852

Commercial and multi-family        19,756           115,192           134,948
                               ----------------------------------------------
Total first mortgage loans        906,385           400,415         1,306,800

Other loans:
Consumer loans ............        62,161            55,126           117,287
                               ----------------------------------------------
Total loans, gross ........    $  968,546        $  455,541        $1,424,087
                               ===============================================


One- to Four-Family Residential Mortgage Lending. At June 30, 2002, the Company's one- to four-family residential mortgage loans totaled $1.2 billion, or approximately 81.5% of the Company's gross loan portfolio. Residential loan originations are generated by the Company's in-house originations staff through marketing efforts, present customers, walk-in customers and referrals from real estate agents, mortgage brokers and builders. The Company focuses its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences. During the fiscal year ended June 30, 2002, the Company originated $497.5 million of real estate loans secured by one- to four-family residential real estate. Substantially all of the Company's one- to four-family residential mortgage originations are secured by properties located in the State of New Jersey.

During fiscal 2002, the Company had one correspondent relationship with another institution through which it purchased $11.0 million of newly originated adjustable rate and $20.9 million of newly originated fixed rate one- to four-family residential first mortgages. Purchased loans are secured by properties primarily located in New Jersey. Loans are underwritten by the correspondent institutions using the Bank's guidelines and a portion of those loans are re-underwritten by the Bank on a test basis. All loans purchased are supported by customary representations and warranties provided by the correspondent institution. See "Originations, Purchases, Sales and Servicing of Loans."

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

In underwriting one- to four-family residential real estate loans, the Company evaluates the borrower's ability to make monthly payments, past credit history and the value of the property securing the loan. Properties securing real estate loans made by the Company are appraised by licensed in-house appraisers and independent appraisers, all of whom are approved by the Board of Directors. The Company requires borrowers to obtain title insurance in the amount of the loan. In addition, the Company requires borrowers to obtain fire and property insurance (including flood insurance, if necessary) in the amount of the loan or the replacement cost. Real estate loans originated and purchased by the Company contain a "due on sale" clause allowing the Company to declare the unpaid principal balance due and payable upon the sale of the property.

Commercial and Multi-Family Real Estate Lending. The Company engages in commercial and multi-family real estate lending primarily in its market areas. At June 30, 2002, the Company had $144.6 million of commercial and multi-family real estate loans which represented 10.1% of the Company's gross loan portfolio. This amount includes $1.8 million of lines of credit secured by non-real estate business assets and $7.3 million of loans under an Accounts Receivable Financing Program for small and mid-sized businesses. At June 30, 2002, the average per loan balance of the Company's commercial and multi-family real estate loans outstanding was $304,000. As of June 30, 2002 approximately 81% of the loans in the commercial and multi-family real estate loan portfolio were adjustable rate loans.

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

Commercial and multi-family real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration in a limited number of loans and borrowers, the effect of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial and multi-family real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (e.g., if leases are not obtained or renewed or if a major tenant is unable to fulfill its lease obligations), the borrower's ability to repay the loan may be impaired.

Under the Accounts Receivable Financing Program, credit is extended to the customer based upon the amount of receivables purchased by the Company. The Company has actual ownership of the receivables. Remittances from the account debtors of the customer are made directly to the Company's lockbox account. Risk under this type of lending is further limited by the establishment of a cash collateral reserve account used to offset any receivables that do not pay timely. Furthermore, accounts receivable default and fraud insurance is obtained as additional protection. The facility can be terminated at the Company's option upon 60 days notice to the customer. Accounts Receivable Financing is done with full recourse to the customer and is generally guaranteed by the principals of the customer. In addition to the accounts receivables as collateral, the Company typically obtains additional collateral in the form of a lien on the customer's business assets and/or real estate.

Consumer Lending. The Company offers a variety of secured consumer loans, including home equity lines of credit, second mortgages, automobile loans, boat loans and loans secured by savings deposits. In addition, the Company offers unsecured overdraft checking protection. At June 30, 2002, the Company's total consumer loan portfolio was $120.9 million, or 8.4% of its gross loan portfolio, of which approximately 53% were fixed rate loans and 47% were adjustable rate loans. The Company currently originates all of its consumer loans throughout the State of New Jersey.

The Company originates adjustable rate home equity lines of credit and fixed rate second mortgage loans. Home equity lines of credit and second mortgage loans together with loans secured by all prior liens, are generally limited to 75% of the appraised value of the property securing the loan. The Company also offers 100% equity financing up to $100,000, with these loans re-underwritten and insured through a mortgage insurance company. Second mortgage loans have a maximum term of up to 20 years. Home equity lines of credit may have draw periods up to 10 years with repayment terms up to 15 years beyond the draw period. As of June 30, 2002, second mortgage loans and home equity lines of credit amounted to $113.9 million or 94.3% of the Company's consumer loan portfolio.

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

Originations, Purchases, Sales and Servicing of Loans

For the fiscal year ended June 30, 2002, the Company originated $648.0 million of loans, compared to $380.3 million and $267.9 million in fiscal 2001 and 2000, respectively. The higher amount in fiscal 2002 was due principally to increased refinancing activity. Mortgage loan originations are handled by employees of the Company.

During the fiscal years ended June 30, 2002, 2001 and 2000, the Company purchased $31.9 million, $36.3 million and $106.0 million of one- to four-family first mortgage loans, respectively, through correspondent relationships with other institutions. The purchased loans represent adjustable rate and fixed rate first mortgages secured by properties primarily located throughout New Jersey. A limited amount of loans secured by properties located in Pennsylvania, Massachusetts and Connecticut have been purchased.

From time to time, the Company has engaged in loan sale strategies -- selling loans to Freddie Mac, Fannie Mae and other secondary market purchasers. In April 2002, the Company re-instituted a strategy of selling conforming, fixed rate one- to four-family residential mortgage loans in an effort to improve liquidity, interest rate risk and net interest margin. Prior to this point in fiscal year 2002, loan production was retained in portfolio as a partial replacement of the investment securities called and as a means of leveraging the March 2001 proceeds from the $12 million issuance of Trust Preferred securities. During the majority of fiscal 2001, the Company's strategy included the sale of conforming, fixed rate one- to four-family residential loan production. Loans sold under this strategy totaled approximately $29 million for the fiscal year. In addition, the Company sold approximately $65 million of longer duration, one- to four-family residential mortgage loans in an effort to improve liquidity, interest rate risk and net interest margin. As noted above, in March 2001, PennFed issued $12 million of Trust Preferred securities. See - "Sources of Funds - Trust Preferred Securities." Effective with the issuance of the $12 million of Trust Preferred securities, a determination was made whereby conforming, fixed rate one- to four-family mortgage loan production would not be sold for a period of time to leverage the proceeds of such issuance. Due to the majority of one- to four-family residential mortgage loan production being adjustable rate and due to the higher interest rate environment during the year ended June 30, 2000, loan sale activity was minimal, as the majority of production was retained in portfolio. For the year ended June 30, 2000, the Company sold loans totaling $5.5 million.

The level of loan sale activity continues to be evaluated with primary consideration given to interest rate risk, long-term profitability and liquidity objectives.

During the year ended June 30, 2002, the Company securitized approximately $66 million of one- to four-family mortgage loans as Freddie Mac mortgage-backed securities. During the year ended June 30, 2001, approximately $48 million of one- to four-family mortgage loans were securitized with Fannie Mae. All of these securities are held in the Company's securities portfolio for collateral purposes.

When loans are sold, the Company may retain the responsibility for servicing the loans or may sub-service the loans for a short term period. The Company receives a fee for performing these services. The Company serviced for others one- to four-family mortgage loans with an aggregate outstanding principal balance of $167.8 million, $141.5 million and $108.5 million at June 30, 2002, 2001 and 2000, respectively.

The following table sets forth the activity in the Company's loan portfolio for the years indicated.

                                                                     Year ended June 30,
                                                         --------------------------------------------
                                                            2002            2001            2000
                                                         --------------------------------------------
                                                                        (In thousands)
Net loans receivable at beginning of year ..........      $1,295,492      $1,259,248      $1,066,611

Plus:
Loans originated:
One- to four-family ................................         497,450         269,607         172,201

Commercial and multi-family real estate ............          64,131          40,020          30,364
Consumer ...........................................          86,370          70,626          65,325
                                                          ------------------------------------------
Total loans originated .............................         647,951         380,253         267,890
                                                          ------------------------------------------

One- to four-family loans purchased ................          31,861          36,319         106,049
                                                          ------------------------------------------

Total loans originated and purchased ...............         679,812         416,572         373,939
Less:                                                     ------------------------------------------
One- to four-family loans sold .....................          16,652          94,099           5,532

Loans securitized ..................................          65,923          47,661              --

Loan principal payments and other, net .............         451,463         237,876         175,388

Loans transferred to real estate owned .............               6             692             382
                                                          ------------------------------------------
Net loans receivable at end of year ................      $1,441,260      $1,295,492      $1,259,248
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

At June 30, 2002, the Company's loans delinquent 60 to 89 days totaled $68,000, of which $63,000 represented two one- to four-family mortgage loans and $5,000 represented two consumer loans.

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

                                                                              At June 30,
                                                       ----------------------------------------------------------
                                                        2002         2001         2000         1999         1998
                                                       ----------------------------------------------------------
                                                                         (Dollars in thousands)
Non-accruing loans:
One- to four-family .............................      $2,905       $1,219       $2,152       $2,937       $2,575
Commercial and multi-family .....................          --           49           95           46          414
Consumer ........................................         370          369          468          687          753
                                                       ----------------------------------------------------------
Total non-accruing loans ........................       3,275        1,637        2,715        3,670        3,742

Real estate owned, net ..........................          28          500          334          936        1,643
                                                       ----------------------------------------------------------
Total non-performing assets .....................       3,303        2,137        3,049        4,606        5,385

Restructured loans ..............................          --           --           --           --        1,415
                                                       ----------------------------------------------------------
Total risk elements .............................      $3,303       $2,137       $3,049       $4,606       $6,800
                                                       ==========================================================
Non-accruing loans as a percentage
of total loans ..................................        0.23%        0.13%        0.21%        0.34%        0.34%
                                                       ==========================================================
Non-performing assets as a percentage
of total assets .................................        0.17%        0.12%        0.18%        0.30%        0.35%
                                                       ==========================================================
Total risk elements as a percentage
of total assets .................................        0.17%        0.12%        0.18%        0.30%        0.44%
                                                       ==========================================================


For the year ended June 30, 2002, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $121,000, none of which was included in interest income during this period.

Non-Performing Assets.  Non-accruing loans at June 30, 2002 were comprised of 18
one-  to  four-family  loans  aggregating   $2,905,000  and  19  consumer  loans
aggregating $370,000.

Real estate owned at June 30, 2002 totaled $28,000 representing a one- to four-family property.

Restructured Loans. In the normal course of business the Company has restructured the terms of certain loans. No loans have been restructured within the last five fiscal years. Any loan that has been restructured continues to perform in accordance with the restructured terms.

Other Loans of Concern. As of June 30, 2002, there were $842,000 of other loans not included in the table or discussed above where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

Included in other loans of concern at June 30, 2002 are four loans to one borrower and one loan to a related party totaling $804,000. The four loans consist of one commercial real estate loan of $405,000, two one- to four-family loans totaling $97,000 and a $59,000 line of credit. The loan to a related party consists of a commercial real estate loan of $243,000. All of these loans are secured by real estate properties located in New Jersey. As of June 30, 2002 all of the loans were performing in accordance with their respective repayment terms. The Company continues to monitor these loans due to their past periodic delinquencies.

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

In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews the assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of its assets at June 30, 2002, the Bank's classified assets totaled $4.2 million, of which $4.1 million is classified as substandard. At June 30, 2002 total classified assets represented 3.6% of the Company's stockholders' equity and 0.22% of the Company's total assets.

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. This evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, the loan classifications discussed above, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance.

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

The following table sets forth an analysis of the Company's allowance for loan losses at, and for, the dates indicated.


                                                                          Year ended June 30,
                                                 ----------------------------------------------------------------------
                                                   2002          2001            2000           1999           1998
                                                 ----------------------------------------------------------------------
                                                                         (Dollars in thousands)
Balance at beginning of year ..............      $ 4,248        $ 3,983        $ 3,209        $ 2,776        $ 2,622
Charge-offs:
 One- to four-family ......................          (20)          (164)          (105)           (60)          (306)
 Commercial and multi-family ..............           --            (35)            --           (165)           (44)
 Consumer .................................          (32)          (161)           (18)          (171)           (96)
                                                 ----------------------------------------------------------------------
                                                     (52)          (360)          (123)          (396)          (446)
                                                 ----------------------------------------------------------------------

Recoveries:
 One- to four-family ......................           --             --             37             --             --
 Commercial and multi-family ..............           --             --             --             49             --
 Consumer .................................           --             --             --             --             --
                                                 ----------------------------------------------------------------------
                                                      --             --             37             49             --
                                                 ----------------------------------------------------------------------
Net charge-offs............................          (52)          (360)           (86)          (347)          (446)
Additions charged to operations ...........        1,625            625            860            780            600
                                                 ----------------------------------------------------------------------
Balance at end of year ....................      $ 5,821        $ 4,248        $ 3,983        $ 3,209        $ 2,776
                                                 ======================================================================

Ratio of net charge-offs during the
  year to average loans outstanding
  during the year..........................         0.00%          0.03%          0.01%          0.03%          0.04%
                                                 ======================================================================

Ratio of allowance for loan losses
to total loans at end of year .............         0.40%          0.33%          0.32%          0.30%          0.25%
                                                 ======================================================================

Ratio of allowance for loan losses to
non-accruing loans at end of year .........       177.74%        259.50%        146.70%         87.44%         74.18%
                                                 ======================================================================


The distribution of the Company's allowance for loan losses at the dates indicated is summarized in the following table.


                                                                              June 30,
                                  ------------------------------------------------------------------------------------------------
                                        2002               2001                 2000              1999                 1998
                                  ------------------------------------------------------------------------------------------------
                                         Percent of        Percent of          Percent of           Percent of          Percent of
                                           Loans in          Loans in            Loans in             Loans in            Loans in
                                               Each              Each                Each                 Each                Each
                                           Category          Category            Category             Category            Category
                                           to Total          to Total            to Total             to Total            to Total
                                   Amount     Loans    Amount   Loans     Amount    Loans     Amount     Loans      Amount   Loans
                                  ------------------------------------------------------------------------------------------------
                                                                       (Dollars in thousands)

One- to four-family............   $2,928      81.53%   $2,223   82.61%    $2,244    85.34%    $1,797     86.15%    $1,502   89.01%
Commercial and
  multi-family real estate.....    2,040      10.06     1,280    8.42      1,051     6.88        855      7.02        740    6.03
Consumer.......................      853       8.41       745    8.97        688     7.78        557      6.83        534    4.96
                                  ------------------------------------------------------------------------------------------------
  Total........................   $5,821     100.00%   $4,248  100.00%    $3,983   100.00%    $3,209    100.00%    $2,776  100.00%
                                  ================================================================================================

Critical Accounting Policy

Allowance for Loan Losses-- The allowance for loan losses is established through charges to earnings. Loan losses are charged against the allowance for loan losses when management believes that the recovery of principal is unlikely. If, as a result of loans charged off or increases in the size or risk characteristics of the loan portfolio, the allowance is below the level considered by management to be adequate to absorb future loan losses on existing loans, the provision for loan losses is increased to the level considered necessary to provide an adequate allowance. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of the loans. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrowers' ability to pay. Economic conditions may result in the necessity to change the allowance quickly in order to react to deteriorating financial conditions of the Company's borrowers. As a result, additional provisions on existing loans may be required in the future if borrowers' financial conditions deteriorate or if real estate values decline.

Investment Activities

General.The Bank maintains minimum levels of investments for liquidity purposes. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows.

At June 30, 2002, the Company had a securities portfolio consisting principally of U.S. government agency securities, including mortgage-backed securities. These investments carry a low risk weighting for OTS risk-based capital purposes, are generally considered liquid assets and are generally of relatively short duration. See "Regulation-Regulatory Capital Requirements." The majority of investment securities and all mortgage-backed securities were classified as held to maturity at June 30, 2002, as the Company has a positive intent and ability to hold these securities to maturity. All investment securities not classified as held to maturity are classified as available for sale.

The following table sets forth the composition of the Company's investment and mortgage-backed securities portfolios at the dates indicated.

                                                                              June 30,
                                   -----------------------------------------------------------------------------------------------
                                                2002                            2001                            2000
                                   -----------------------------------------------------------------------------------------------
                                             Estimated   Percent              Estimated   Percent             Estimated   Percent
                                                Fair     of Total                Fair     of Total              Fair      of Total
                                   Carrying    Market    Carrying  Carrying     Market    Carrying  Carrying    Market    Carrying
                                    Value       Value     Value      Value      Value      Value      Value     Value       Value
                                   -----------------------------------------------------------------------------------------------
                                                                        (Dollars in thousands)
Investment securities:
Available for sale:
  Equity securities..............   $  4,295   $  4,295    2.05%    $     --   $     --       --%   $     --     $  --        --%
                                   -----------------------------------------------------------------------------------------------
Held to maturity:
  U.S. government
   agency obligations............    145,160    144,495   69.31      304,538    299,056    84.55     274,532    254,066    84.39
  Obligations of states and
   political subdivisions........         --         --      --           10         11       --          30         32     0.01
  Corporate bonds................      1,034      1,080    0.49        1,038      1,062     0.29          --         --       --
  Trust preferred securities.....     33,296     33,101   15.90       28,383     27,116     7.88      28,464     24,545     8.75
                                   -----------------------------------------------------------------------------------------------
  Total held to maturity.........    179,490    178,676   85.70      333,969    327,245    92.72     303,026    278,643    93.15
                                   -----------------------------------------------------------------------------------------------
  Total investment securities....    183,785    182,971   87.75      333,969    327,245    92.72     303,026    278,643    93.15
FHLB of New York stock...........     25,656     25,656   12.25       26,218     26,218     7.28      22,295     22,295     6.85
                                   -----------------------------------------------------------------------------------------------
  Total investment securities
   and FHLB of New York stock....   $209,441   $208,627  100.00%    $360,187   $353,463   100.00%   $325,321   $300,938   100.00%
                                   ===============================================================================================

Mortgage-backed securities:
  Ginnie Mae.....................   $    642   $    696    0.38%    $  1,035   $  1,107     0.76%   $  1,358   $  1,392     1.55%
  Freddie Mac....................     84,757     87,727   49.95       42,961     43,942    31.68      48,759     48,507    55.69
  Fannie Mae.....................     82,891     85,570   48.85       90,662     91,485    66.86      37,197     36,886    42.48
  Collateralized Mortgage
    Obligations/REMICs...........         42         43    0.02           59         58     0.04          79         76     0.09
                                   -----------------------------------------------------------------------------------------------
                                     168,332    174,036   99.20      134,717    136,592    99.34      87,393     86,861    99.81
Unamortized premiums, net........      1,357         --    0.80          889         --     0.66         168         --     0.19
                                   -----------------------------------------------------------------------------------------------
Total mortgage-backed securities    $169,689   $174,036  100.00%    $135,606   $136,592   100.00%   $ 87,561   $ 86,861   100.00%
                                   ===============================================================================================


Investment Securities. At June 30, 2002, the Company's investment securities (including $4.3 million of investment securities available for sale, $179.5 million of investment securities held to maturity and a $25.7 million investment in FHLB of New York stock) totaled $209.4 million, or 11% of its total assets. It is the Company's general policy to purchase U.S. government securities and federal agency obligations and other investment grade securities in accordance with its strategic objectives, including, but not limited to, liquidity, growth, yield and interest rate risk management and to provide collateral for borrowings. In prior years, PennFed invested in certain non-investment grade trust preferred securities of other financial institutions. At June 30, 2002, PennFed held $11.0 million of such non-investment grade securities. In addition, investment securities at June 30, 2002 included $22.3 million of investment grade trust preferred securities.

OTS regulations limit investments in corporate debt and equity securities by the Bank. See "Regulation-Federal Regulation of Savings Associations by the OTS" for a discussion of additional restrictions on the Company's investment activities.

The following table indicates the composition of the held to maturity portion of the investment securities portfolio based on the final maturities of each investment. $178,456,000 of the securities in the investment portfolio have call features and, thus, will likely have a much shorter life than final maturity.

                                                          June 30, 2002
                               -------------------------------------------------------------------------
                                     After
                                   Five Years                 After              Total Investment
                                    Through                    Ten               Securities Held
                                   Ten Years                  Years                to Maturity
                               -------------------------------------------------------------------------
                                Book      Weighted      Book       Weighted      Book       Weighted
                                Value   Average Yield   Value    Average Yield   Value    Average Yield
                               -------------------------------------------------------------------------
                                                       (Dollars in thousands)
U.S. government
  agency obligations ......    $4,700       6.75%     $140,460       6.53%     $145,160       6.54%
Corporate bond ............     1,034       9.88            --         --         1,034       9.88
Trust preferred
  securities ..............        --         --        33,296       8.74        33,296       8.74
                               -------------------------------------------------------------------------
Total investment securities
  held to maturity ........    $5,734       7.31%     $173,756       6.95%     $179,490       6.97%
                               =========================================================================


The Company's investment securities portfolio at June 30, 2002 did not contain tax-exempt securities or securities of any single issuer with an aggregate book value in excess of 10% of the Company's retained earnings, excluding those issued by the U.S. government or its agencies.

Mortgage-Backed Securities. At June 30, 2002, mortgage-backed securities totaled $169.7 million, or 9% of the Company's total assets, of which approximately 15% consisted of adjustable rate securities. The Company has invested primarily in government agency securities, principally those of Ginnie Mae, Freddie Mac and Fannie Mae.

The following table indicates the composition of the mortgage-backed securities portfolio, excluding unamortized premiums, based on the final maturities of each security.

                                                                 June 30, 2002
                            -------------------------------------------------------------------------------------------
                                              After          After
                            One            One Year     Five Years            After                Total
                            Year or         Through        Through              Ten           Mortgage-backed
                            Less         Five Years      Ten Years            Years              Securities
                            -------------------------------------------------------------------------------------------
                                                                                                         Estimated Fair
                             Book Value   Book Value    Book Value       Book Value       Book Value     Market Value
                            -------------------------------------------------------------------------------------------
                                                              (Dollars in thousands)


Ginnie Mae ................      $--         $101         $   208         $    333         $    642         $    696
Freddie Mac ...............        6          524          14,424           69,803           84,757           87,727
Fannie Mae ................       --           --           8,450           74,441           82,891           85,570
Collateralized Mortgage
  Obligations/REMICs ......       --           --              --               42               42               43
                            -------------------------------------------------------------------------------------------
  Total mortgage-backed
   securities .............      $ 6         $625         $23,082         $144,619         $168,332         $174,036
                            ===========================================================================================

Weighted average yield at
 year end .................     8.00%        6.74%           6.92%            6.63%           6.67%
                            =======================================================================


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

 The following table sets forth the activity in the Company's mortgage-backed securities portfolio for the years indicated.

                                                    Year ended June 30,
                                           -------------------------------------
                                             2002          2001          2000
                                           -------------------------------------
                                                     (In thousands)
Mortgage-backed securities, net:
  At beginning of year ..............      $135,606      $ 87,561      $127,983
  Plus:
   Securities purchased .............        20,364        32,383           220
   Securitization of loans receivable        65,923        47,661            --
Less:
  Principal repayments ..............        51,797        31,908        40,522
  Amortization of premiums ..........           407            91           120
                                           ------------------------------------
At end of year ......................      $169,689      $135,606      $ 87,561
                                           ====================================

Sources of Funds

General. The Company's sources of funds are deposits, borrowings, payment of principal and interest on loans and mortgage-backed securities, interest received on and maturities or calls of other investment securities and funds provided from operations.

Deposits. The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of savings, money market and demand deposit accounts, as well as certificate accounts currently ranging in terms up to 60 months. The Company solicits deposits primarily from its market areas and relies primarily on product mix, competitive pricing policies, advertising, customer service and customer relationships to attract and retain deposits. The Company also solicits short term deposits from municipalities in its market areas. As of June 30, 2002, certificates of deposit from municipalities totaled $2.4 million.

The variety of deposit accounts offered by the Company has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Company endeavors to manage the pricing of its deposits in keeping with its asset/liability management, liquidity and profitability objectives. In this regard, the Company has from time-to-time paid slightly higher rates than its competitors to attract deposits. For example, late in fiscal 2002 the Company promoted a premium savings account which had the effect of increasing savings balances by $63.5 million at June 30, 2002. Based on its experience, the Company believes that its savings, money market and demand deposit accounts are relatively stable sources of deposits. However, the ability of the Company to attract and maintain certificates of deposit and the rates paid on these deposits has been and will continue to be significantly affected by market conditions, including general economic conditions, changes in interest rates and competition. There were no brokered deposits at June 30, 2002 and 2001. See Item 8 - Financial Statements - Note H -Deposits - of the Notes to Consolidated Financial Statements.

The following table sets forth the deposit flows of the Company during the periods indicated.

                                               Year ended June 30,
                                   -------------------------------------------
                                       2002           2001              2000
                                   -------------------------------------------
                                             (Dollars in thousands)
Opening balance ................   $ 1,085,335    $ 1,080,350     $ 1,063,600
Net deposits (withdrawals) .....        51,591        (40,991)        (24,630)
Interest credited ..............        37,581         45,976          41,380
                                   -------------------------------------------
Ending balance .................   $ 1,174,507    $ 1,085,335     $ 1,080,350
                                   ===========================================
Net increase ...................   $    89,172    $     4,985     $    16,750
                                   ===========================================
Percent increase ...............          8.22%          0.46%           1.57%
                                   ===========================================

The following table indicates the amount of the Company's certificates of deposit by time remaining until maturity as of June 30, 2002.


                                                                             Maturity
                                                  -----------------------------------------------------------------
                                                                   Over         Over         Over
                                                  3 Months        3 to 6       6 to 12        12
                                                   or Less        Months       Months        Months         Total
                                                  -----------------------------------------------------------------
                                                                           (In thousands)
Certificates of deposit less than $100,000......  $105,819      $131,527      $130,656      $219,292      $587,294
Certificates of deposit of $100,000 or more.....    17,275        25,221        22,312        40,025       104,833
                                                  -----------------------------------------------------------------
Total certificates of deposit ..................  $123,094      $156,748      $152,968      $259,317      $692,127
                                                  =================================================================


Borrowings. Although deposits are the Company's primary source of funds, the Company's policy has been to utilize borrowings when they are a less costly source of funds when the Company desires additional capacity to fund loan demand or to extend the life of its liabilities as a means of managing exposure to interest rate risk.

The Company's borrowings historically have consisted of advances from the FHLB of New York, and to a lesser extent, reverse repurchase agreements. FHLB of New York advances can be obtained pursuant to several different credit programs, each of which has its own interest rate and range of maturities.

The following table sets forth the maximum month-end balance, average balance, year-end balance and weighted average cost of FHLB of New York advances and other borrowings for the periods indicated.


                                                                        Year ended June 30,
                                                              ---------------------------------------
                                                                2002           2001           2000
                                                              ---------------------------------------
                                                                        (In thousands)
Maximum month-end balance for the year ended:
 FHLB of New York advances .............................      $504,465       $454,465       $364,465
                                                              ========================================
 Other borrowings:
   Overnight repricing lines of credit .................      $ 55,300       $ 84,400       $ 80,200
   FHLB of New York one-month overnight repricing
    line of credit .....................................            --             --         30,000
   Reverse repurchase agreements callable or maturing
    within one year ....................................        48,540         48,840          9,563
   Reverse repurchase agreements maturing after one year        19,350         19,350         49,275
   Unsecured revolving line of credit ..................         3,964          4,705             --
                                                              ---------------------------------------
     Total other borrowings ............................      $127,154       $157,295       $169,038
                                                              ========================================

Average balance for the year ended:
 FHLB of New York advances .............................      $477,935       $397,614       $322,754
                                                              ========================================

 Other borrowings:
   Overnight repricing lines of credit .................      $ 18,764       $ 27,438       $ 30,393
   FHLB of New York one-month overnight repricing
    line of credit .....................................            --             --          5,706
   Reverse repurchase agreements callable or maturing
    within one year ....................................        20,508         30,638          5,353
   Reverse repurchase agreements maturing after one year        19,350          2,050         39,601
   Unsecured revolving line of credit ..................         1,426          2,038             --
                                                              ---------------------------------------
     Total other borrowings ............................      $ 60,048       $ 62,164       $ 81,053
                                                              ========================================


Balance at June 30:
 FHLB of New York advances .............................      $504,465       $454,465       $364,465
                                                              ========================================

 Other borrowings:
   Overnight repricing lines of credit .................      $     --       $ 59,450       $ 72,900
   FHLB of New York one-month overnight repricing
    line of credit .....................................            --             --             --
   Reverse repurchase agreements callable or maturing
    within one year ....................................            --         48,840         19,875
   Reverse repurchase agreements maturing after one year        19,350         19,350         19,400
   Unsecured revolving line of credit ..................         3,964             --             --
                                                              ---------------------------------------
    Total other borrowings .............................      $ 23,314       $127,640       $112,175
                                                              ========================================


Weighted average cost of funds for the year ended:
 FHLB of New York advances .............................          5.85%          6.18%          6.07%
 Other borrowings:
   Overnight repricing lines of credit .................          3.35%          6.02%          6.00%
   FHLB of New York one-month overnight repricing
    line of credit .....................................            --             --           5.96%
   Reverse repurchase agreements callable or maturing
    within one year ....................................          5.36%          5.92%          5.69%
   Reverse repurchase agreements maturing after one year          4.99%          5.07%          6.02%
   Unsecured revolving line of credit ..................          3.40%          7.81%            --

Weighted average cost of funds at June 30:
 FHLB of New York advances .............................          5.66%          6.00%          6.13%
 Other borrowings:
   Overnight repricing lines of credit .................            --           4.23%          7.23%
   FHLB of New York one-month overnight repricing
     line of credit ....................................            --             --             --
   Reverse repurchase agreements callable or maturing
     within one year ...................................            --           4.69%          5.77%
   Reverse repurchase agreements maturing after one year          4.92%          4.92%          6.10%
   Unsecured revolving line of credit ..................          3.34%            --             --

Trust Preferred Securities.During fiscal 1998, PennFed formed a wholly-owned trust subsidiary, PennFed Capital Trust I (the "Trust I"). Effective October 21, 1997, Trust I sold $34.5 million of 8.90% cumulative trust preferred securities to the public which are reflected on the Consolidated Statement of Financial Condition as Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated Debentures (the "Trust Preferred securities"). Trust I used the proceeds from the sale of the Trust Preferred securities to purchase 8.90% junior subordinated deferrable interest debentures issued by PennFed. The obligations of PennFed related to Trust I constitute a full and unconditional guarantee by PennFed of Trust I obligations under the Trust Preferred securities. PennFed used the proceeds from the junior subordinated debentures for general corporate purposes, including a $20 million capital contribution to the Bank to support growth.

In March 2001, PennFed formed a second wholly-owned trust subsidiary, PennFed Capital Trust II (the "Trust II"). Effective March 28, 2001, Trust II sold $12 million of 10.18% cumulative trust preferred securities in a private transaction exempt from registration under the Securities Act of 1933, as amended. Trust II used the proceeds from the sale of the securities to purchase 10.18% junior subordinated deferrable interest debentures issued by PennFed. The obligations of PennFed related to Trust II constitute a full and unconditional guarantee by PennFed of Trust II obligations under the Trust Preferred securities. PennFed used the proceeds from the junior subordinated debentures for general corporate purposes, including a $4.2 million capital contribution to the Bank to support growth.

Subsidiary Activities

As a federally chartered savings association, Penn Federal is permitted by OTS regulations to invest up to 2% of its assets, or $37.8 million at June 30, 2002, in the stock of, or loans to, service corporation subsidiaries. Penn Federal currently has one service corporation, which is known as Penn Savings Insurance Agency, Inc. ("PSIA"). At June 30, 2002, the net book value of Penn Federal's investment in PSIA was $91,000.

PSIA offers insurance and uninsured non-deposit investment products to the Company's customers and members of the general public through a program known as Investment Services at Penn Federal,a service of IFMG Securities, Inc. ("IFMGSI"). Securities are offered through IFMGSI, a registered broker dealer, member NASD and SIPC. Annuities and insurance are offered through IFS Agencies, Inc. ("IFSA"), a licensed insurance agency. Neither IFMGSI nor IFSA is affiliated with the Bank. The Bank's relationship with IFMGSI and IFSA gives customers convenient access to financial consulting and uninsured non-deposit investment products, such as fixed and variable annuities and mutual funds. In addition, securities brokerage services are available through IFMGSI. Life, health and disability insurance are also available through IFSA. To a much lesser extent, PSIA also offers homeowners insurance to Bank customers.

In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal association may engage in directly. As of June 30, 2002, the Bank's investment in its operating subsidiary, Ferry Development Holding Company ("FDHC"), was $346.7 million. FDHC holds and manages an investment portfolio.

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

Federal Regulation of Savings Associations by the OTS

The OTS has extensive authority over the operations of savings associations. As part of this authority, Penn Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS. The last regular OTS examination of the Bank was as of March 2002.

All savings associations are subject to a semi-annual OTS assessment, based upon the savings association's total assets and supervisory evaluation. The Bank's OTS assessment for the fiscal year ended June 30, 2002 was $303,000.

The OTS, as well as the other federal banking agencies, has developed guidelines establishing safety and soundness standards on matters such as loan underwriting and documentation, internal controls and audit systems, asset quality, earning standards, interest rate risk exposure and compensation and other employee benefits.

Insurance of Accounts and Regulation by the FDIC

Penn Federal's deposits are insured by the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. The FDIC may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the deposit insurance funds. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the savings association's deposit insurance if it determines that the savings association has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

Regulatory Capital Requirements

Federally insured savings associations, such as Penn Federal, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained earnings, and certain noncumulative perpetual preferred stock. In addition, all intangible assets, other than certain amounts of mortgage servicing rights, and accumulated unrealized gains and losses on certain available for sale securities must be deducted from assets and capital for calculating compliance with the requirements. At June 30,2002, Penn Federal had $5.0 million of intangible assets other than qualifying mortgage servicing rights.

At June 30, 2002, Penn Federal had tangible capital of $158.0 million, or 8.37% of adjusted total assets, which was approximately $129.7 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

The capital standards also require core capital equal to at least 3% of adjusted total assets and 4% of risk-weighted assets (as described below). As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a ratio of core capital to adjusted total assets of at least 4% to be considered adequately capitalized unless its supervisory condition is such as to allow it to maintain a 3% ratio. Core capital generally consists of tangible capital plus certain intangible assets up to 25% of adjusted total assets. At June 30, 2002, Penn Federal did not have any intangibles which were subject to these tests.

At June 30, 2002, Penn Federal had core capital of $158.0 million, or 8.37% of adjusted total assets, which was approximately $82.5 million above the 4% ratio required to be considered adequately capitalized.

The OTS risk-based capital requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of selected items, such as certain permanent and maturing capital instruments that do not qualify as core capital, allowances for loan and lease losses up to a maximum of 1.25% of risk-weighted assets and up to 45% of pretax unrealized gains, net of unrealized losses, on available for sale equity securities. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. At June 30,2002, the Bank had no capital instruments that qualify as supplementary capital. The Bank had $5.8 million of allowances for loan and lease losses at June 30, 2002, all of which was included as supplementary capital since it was less than 1.25% of risk-weighted assets.

In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, are multiplied by a risk weight, ranging from 0% to 100% assigned by the OTS capital regulation based on the risk inherent in the type of assets.

On June 30, 2002, Penn Federal had total risk-based capital of $163.8 million (consisting of $158.0 million in core capital and $5.8 million in allowable supplementary capital) and risk-weighted assets of $1.0 billion (including $46.1 million in converted off-balance sheet items primarily represented by unused lines of credit) resulting in a risk-based capital ratio of 15.93% of risk-weighted assets. This amount was $81.5 million above the 8% requirement in effect on that date.

The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and, until such plan is approved by the OTS, may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is mandated to impose additional restrictions that are applicable to significantly undercapitalized associations.

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

Any undercapitalized association is also subject to actions by the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or a receiver. The OTS is also authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is found to be in an unsafe or unsound condition.

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

Generally, associations may make capital distributions during any calendar year equal to 100% of net income for the calendar year-to-date plus retained net income for the two previous calendar years without OTS approval. The Bank is required to give the OTS 30 days notice prior to declaring any dividend to PennFed on its stock. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. See "Regulatory Capital Requirements."

Qualified Thrift Lender Test

All savings associations, including Penn Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every twelve months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (the "Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At June 30,2002, the Bank met the QTL test and has always met the test since its effective date.

Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the Bank Insurance Fund. Until such an association has requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state.

In addition, such an association is immediately ineligible to receive any new FHLB of New York borrowings and is subject to national bank limits for payment of dividends. If the association has not requalified or converted to a national bank within three years after the failure, it must divest itself of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB of New York borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies.

Community Reinvestment Act

Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with CRA. The CRA requires the OTS, in connection with the examination of Penn Federal, to assess the institution's record of meeting the credit needs of its community and to take this record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Penn Federal. A less than "satisfactory" rating may be used by the OTS as the basis for the denial of an application.

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

Transactions with Affiliates

Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to affiliates, are restricted to a percentage of the association's capital. Affiliates of Penn Federal include PennFed. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. Penn Federal's subsidiaries are not deemed affiliates; however, the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case-by-case basis.

Federal Securities Law

The common stock of PennFed is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). PennFed is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Exchange Act and the rules and regulations of the SEC thereunder.

PennFed stock held by persons who are affiliates (generally executive officers, directors and principal stockholders) of PennFed may not be resold without registration or unless the stock is sold in accordance with certain resale restrictions. If PennFed meets specified current public information requirements, each affiliate of PennFed may sell in the public market, without registration, a limited number of shares in any three-month period.

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

As a member, Penn Federal is required to purchase and maintain stock in the FHLB of New York. At June 30, 2002, the Bank had $25.7 million in FHLB of New York stock, which was in compliance with this requirement. Over the past five fiscal years, the yields earned on its FHLB of New York stock have averaged 6.35% per annum.

For the year ended June 30, 2002, the Company recorded $1.3 million in dividends from the FHLB of New York resulting in a 4.87% yield.

Federal and State Taxation

Federal Taxation. PennFed files consolidated federal income tax returns with the Bank and its subsidiaries. In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. This excess amount may then be used as a credit in a future year to offset the income tax liability calculated under the regular income tax method. Beginning with tax years ending in 2003, net operating losses can offset no more than 90% of alternative minimum taxable income.

The Bank and its consolidated subsidiary have been audited by the Internal Revenue Service ("IRS") with respect to its consolidated federal income tax returns through December 31, 1991. There were no material adjustments made to taxable income as originally reported to the IRS. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of PennFed) would not result in a deficiency which could have a material adverse effect on the financial condition of the Company and its consolidated subsidiaries.

New Jersey Taxation. The Bank has historically been taxed under the New Jersey Savings Institution Tax Act. The tax is an annual privilege tax imposed at a rate of 3% on the net income of the Bank as reported for federal income tax purposes, with certain modifications. PennFed is taxed under the New Jersey Corporation Business Tax Act (the "Act"), and if it meets certain tests, will be taxed as an investment company at an effective annual rate for the taxable year ending June 30, 2002 of 2.25% of New Jersey taxable income (as defined in the Act). If it fails to meet these tests, it will be taxed at an annual rate of 9% of New Jersey taxable income. It is anticipated that PennFed will be taxed as an investment company. Penn Savings Insurance Agency is taxed under the Act at a rate of 9% on its New Jersey taxable income.

On July 2, 2002, the State of New Jersey enacted a new tax law revising the state's corporate income tax law. For the Company, the new law is effective beginning July 1, 2002. Effective with the new tax structure, the New Jersey Savings Institution Tax is eliminated. Earnings for savings institutions will be taxed at the 9% corporate tax rate and the tax rate for New Jersey investment companies will be increased to 3.6% (or 40% of the corporate tax rate). Although additional clarification of certain aspects of the law is expected, the new tax law changes are expected to increase the overall effective tax rate of the Company. The Company's effective tax rate for the year ended June 30, 2002 was 35.5%. Although the Company's effective tax rate may remain relatively stable, based upon internal analysis, the total effective tax rate could increase to a maximum of 41%. In addition, for taxable years beginning after December 31, 2001, New Jersey imposes an alternative minimum tax. The Company will be required to pay the greater of the regular corporate tax or the alternative minimum tax. The amount of alternative minimum tax can be used as a credit to offset the income tax liability calculated under the regular corporate business tax. The alternative minimum tax is based on either 0.4% of gross receipts or 0.8% of gross profits.

Delaware Taxation. PennFed, as a Delaware holding company, and Ferry Development Holding Company ("FDHC"), a Delaware investment company, are exempt from Delaware corporate income tax, but are required to file an annual report with and pay annual fees to the State of Delaware. PennFed and FDHC are also subject to an annual franchise tax imposed by the State of Delaware. As Delaware business trusts, PennFed Capital Trust I and PennFed Capital Trust II are not required to pay income or franchise taxes to the State of Delaware.

EXECUTIVE OFFICERS

The executive officers of PennFed are elected annually and hold office until their respective successors have been elected and qualified or until death, resignation or removal by the Board of Directors. The principal executive officers of PennFed were as follows: Joseph L. LaMonica, President and Chief Executive Officer; Jeffrey J. Carfora, Senior Executive Vice President and Chief Operating Officer; Patrick D. McTernan, Senior Executive Vice President, General Counsel and Secretary; and Claire M. Chadwick, Executive Vice President and Chief Financial Officer. Executive officers of PennFed do not receive any remuneration in their capacity as PennFed executive officers.

The following table sets forth certain information regarding the executive officers of the Bank who are not also directors.


Name                            Age        Positions Held with the Bank
-------------------------------------------------------------------------------------------------------------
Jeffrey J. Carfora...........   44         Senior Executive Vice President and Chief Operating Officer

Claire M. Chadwick...........   42         Executive Vice President and Chief Financial Officer

Barbara A. Flannery..........   46         Executive Vice President and Retail Banking Group Executive

Maria F. Magurno.............   50         Executive Vice President and Residential Lending Group Executive

Officers are elected annually by the Board of Directors of the Bank. The business experience of each executive officer who is not also a director is set forth below.

Jeffrey J. Carfora - Mr. Carfora is responsible for the daily operations of the Bank. Mr. Carfora also assists President LaMonica in the development of corporate policies and goals. Mr. Carfora joined Penn Federal in 1993 as Senior Vice President and Chief Financial Officer and was appointed Executive Vice President in 1999. He was named Senior Executive Vice President and Chief Operating Officer in 2001.

Claire M. Chadwick - Ms. Chadwick is responsible for the financial affairs of the Bank, which include financial and tax accounting and reporting, budgeting and investor relations. Ms. Chadwick joined Penn Federal in 1994 and has served as the Bank's Senior Vice President and Controller since 1999. She was named Executive Vice President and Chief Financial Officer in 2002.

Barbara A. Flannery - Ms. Flannery is responsible for the retail branch network. Ms. Flannery has served Penn Federal in various capacities since joining the Bank in 1980, including the management of product development, marketing and various aspects of branch activities. She was named Executive Vice President in 1999.

Maria F. Magurno - Ms. Magurno joined the Bank in October 1997 as Vice President of Residential Lending. Ms. Magurno is responsible for the Bank's residential lending operations as well as the collections and servicing departments. She was named Senior Vice President in 1999 and Executive Vice President in 2001. Prior to joining Penn Federal, Ms. Magurno was with NatWest Mortgage.

Employees

At June 30, 2002, the Company and its subsidiaries had a total of 294 employees, including 50 part-time employees. The Company's employees are not represented by any collective bargaining group.

Item 2.  Properties

The Company conducts its business at its headquarters, operations center and the Bank's branch offices located in its primary market areas. The total net book value of the Company's premises and equipment (including land, building and leasehold improvements and furniture and equipment) at June 30,2002 was $19.6 million.

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

In 1987, the New Jersey Department of Environmental Protection ("NJDEP") conducted an environment contamination investigation of the Orange Road branch site of First Federal Savings and Loan Association of Montclair ("First Federal"). Prior to the acquisition by First Federal, the location was used as a gasoline service station. On August 16, 1989, the NJDEP issued a "no further action" letter to First Federal with regard to this site. The Bank acquired First Federal effective September 11, 1989. Notwithstanding the earlier "no further action" letter, on June 25, 1997, the NJDEP issued a letter demanding that Penn Federal Savings Bank develop a remedial action work plan for the Orange Road branch site as a result of an investigation conducted on behalf of an adjacent property owner. The Bank disputed the NJDEP position that Penn Federal Savings Bank was a responsible party. On July 1, 1998, the NJDEP issued a letter determining that Penn Federal Savings Bank, Mobil Oil Corporation (now ExxonMobil) and the former gasoline service station owner were all responsible parties for the clean up at the subject site. Responsible parties may ultimately have full or partial obligation for the cost of remediation. The Bank has continued to vigorously deny liability but has engaged in discussions with ExxonMobil. The Bank may be willing to enter into a cost sharing arrangement with ExxonMobil if ExxonMobil will agree to develop and implement the remedial action work plan required by the NJDEP. A written proposal is expected to be submitted to the Bank by ExxonMobil. Currently, no written agreement has been signed and neither party is bound by any verbal conversations.

Based upon an environmental engineering report, a remedial investigation would cost approximately $30,000. The environmental engineering company has also indicated that, based upon their experience with similar type projects, the majority of cases are addressed by natural remediation. Natural remediation costs, if needed, range from $60,000 to $150,000. At June 30, 2002 and 2001, a contingent environmental liability of $45,000 is included in Accounts payable and other liabilities on the Company's Consolidated Statements of Financial Condition. The $45,000 represents one-half of the remedial investigation (one-half of $30,000, or $15,000) plus one-half of the lower end of the range for natural remediation (one-half of $60,000, or $30,000). Based upon the most current information available, management believes the $45,000 represents the most likely liability at this time.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2002.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

The Company's common stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "PFSB." At September 6, 2002, there were approximately 470 stockholders of record for the Company's common stock (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms).

Market Information

The following table sets forth the high and low closing sales prices per common share for the periods indicated.

                                            Fiscal 2002 Closing Price      Fiscal 2001 Closing Price
                                           ---------------------------    ----------------------------
                                              High            Low             High             Low
                                           ---------------------------    ----------------------------
Quarter Ended:
September 30, 2001 and 2000...............  $22.480         $19.250         $15.375         $13.000
December 31, 2001 and 2000................   24.820          18.800          17.063          13.625
March 31, 2002 and 2001...................   27.250          23.160          21.000          16.875
June 30, 2002 and 2001....................   28.250          23.700          23.100          19.200



The closing price of a common share was $27.90 at June 30, 2002 compared to $23.10 at June 30, 2001.

In the second quarter of fiscal 2002, the Company increased the quarterly cash dividend on its common stock to $0.06 per share. Previously, the quarterly cash dividend was $0.05 per share since the fourth quarter of fiscal 2001. Prior quarterly cash dividends were $0.04 per share since the second quarter of fiscal 1999. Quarterly cash dividend payments of $0.035 per share were initiated in the second quarter of fiscal 1997. Subsequent to the end of fiscal 2002, the Company increased the quarterly cash dividend to $0.10 per share.

The Company's ability to pay cash dividends is substantially dependent on the dividend payments it receives from the Bank. For a description of the regulatory restrictions on the ability of the Bank to pay dividends to the Company, see
Item 1. Business -- "Regulation - Limitations on Dividends and Other Capital Distributions" and Note N --Stockholders' Equity and Regulatory Capital in the Notes to Consolidated Financial Statements.

The following table sets forth information as of June 30, 2002 with respect to compensation plans under which shares of Company common stock may be issued.



                                           Equity Commpensation Plan Information
                                                                                                        Number of Shares
                                                                                                        Remaining Available
                                                                                                        for Future Issuance
                                                                                                        Under Equity
                                                    Number of Shares to                                 Compensation Plans
                                                    be Issued Upon           Weighted-Average           (Excluding Shares
                                                    Exercise of              Exercise Price of          Reflected in the
Plan Category                                       Outstanding Options      Outstanding Options        First Column)
-------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved
  by stockholders(1).............................        1,198,516                $10.42                      0
Equity compensation plans not approved
  by stockholders................................              N/A                   N/A                    N/A
Total............................................        1,198,516                $10.42                      0


(1) The only equity compensation plan approved by stockholders under which there are outstanding unvested awards and shares available for future issuances is the Company's 1994 Stock Option and Incentive Plan.

Item 6.  Selected Financial Data
The following selected consolidated financial data of the Company and its subsidiaries is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements, including notes thereto, included elsewhere in this document.

                                                                            At June 30,
                                             ----------------------------------------------------------------------------
                                                2002            2001            2000            1999            1998
                                             ----------------------------------------------------------------------------
                                                             (In thousands, except per share amounts)
Selected Financial Condition Data:
Total assets ..........................      $1,892,427      $1,849,377      $1,729,219      $1,558,763      $1,551,938
Loans receivable, net .................       1,441,260       1,295,492       1,259,248       1,066,611       1,095,852
Investment securities .................         183,785         333,969         303,026         293,282         178,310
Mortgage-backed securities ............         169,689         135,606          87,561         127,983         204,452
Deposits ..............................       1,174,507       1,085,335       1,080,350       1,063,600       1,028,100
Total borrowings ......................         527,779         582,105         476,640         333,203         361,965
Trust Preferred securities, net .......          44,537          44,461          32,805          32,743          32,681
Stockholders' equity ..................         118,761         112,530         113,981         107,500         103,703

Book value per common share(1) ........           16.73           15.50           14.37           13.03           11.87
Tangible book value per common share(1)           16.02           14.54           13.24           11.68           10.33



(1) In accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans," the calculation of book value per share only includes ESOP shares to the extent that they are released or committed to be released during the fiscal year.


                                                                                    Year ended June 30,
                                                                 2002           2001         2000         1999          1998
                                                               ---------------------------------------------------------------
                                                                           (In thousands, except per share amounts)
Selected Operating Data:
Total interest and dividend income ......................      $121,339      $120,358      $111,763      $105,557    $ 100,805
Total interest expense ..................................        72,862        79,584        71,201        68,786       65,869
                                                               ---------------------------------------------------------------
Net interest and dividend income ........................        48,477        40,774        40,562        36,771       34,936
Provision for loan losses ...............................         1,625           625           860           780          600
                                                               ---------------------------------------------------------------
Net interest income after provision for
loan losses .............................................        46,852        40,149        39,702        35,991       34,336
                                                               ---------------------------------------------------------------
Service charges .........................................         2,961         2,495         2,172         2,113        1,974
Net gain (loss) from real estate operations .............            87            65           114            31         (156)
Net gain on sales of loans ..............................           194           666            36           860          528
Other non-interest income ...............................           975           588           625           542          321
                                                               ---------------------------------------------------------------
Total non-interest income ...............................         4,217         3,814         2,947         3,546        2,667
                                                               ---------------------------------------------------------------
Total non-interest expenses .............................        28,450        24,642        22,728        21,776       19,563
                                                               ---------------------------------------------------------------
Income before income taxes ..............................        22,619        19,321        19,921        17,761       17,440
Income tax expense ......................................         8,036         6,808         7,051         6,304        6,242
                                                               ---------------------------------------------------------------
Net income ..............................................      $ 14,583      $ 12,513      $ 12,870      $ 11,457    $  11,198
                                                               ===============================================================

Net income per common share:
Basic...................................................       $   2.02      $   1.64      $   1.58      $   1.36    $    1.25
                                                               ===============================================================
Diluted.................................................       $   1.88      $   1.55      $   1.50      $   1.29    $    1.16
                                                               ===============================================================


                                                                               At and for the year ended June 30,
                                                               -------------------------------------------------------------------
Selected Financial Ratios and Other Data:                        2002            2001           2000           1999         1998
                                                               -------------------------------------------------------------------
Performance Ratios:
Return on average assets (ratio of net income to
   average total assets) ...................................     0.79%           0.72%          0.79%          0.74%         0.78%
Return on average stockholders' equity (ratio of
   net income to average stockholders' equity) .............    12.59           10.95          11.61          11.03         10.96
Net interest rate spread during the year ...................     2.37            2.06           2.22           2.11          2.20
Net interest margin (net interest and dividend
   income to average interest-earning assets) ..............     2.68            2.43           2.57           2.45          2.54
Ratio of average interest-earning assets to average
   deposits and borrowings .................................   107.88          107.67         107.64         107.27        107.07
Ratio of earnings to fixed charges(1):
   Excluding interest on deposits ..........................     1.74x           1.68x          1.81x          1.88x         1.99x
   Including interest on deposits ..........................     1.31x           1.24x          1.28x          1.26x         1.26x
Ratio of non-interest expense to average total assets ......     1.53%           1.42%          1.39%          1.40%         1.37%
Efficiency ratio (non-interest expense, excluding
   amortization of intangibles, to net interest and
   dividend income and non-interest income excluding
   gains on sales and real estate operations) ..............    50.58           51.59          47.53          49.24         46.00
Dividend payout ratio ......................................    11.39           10.37          10.13          11.40         11.20

Asset Quality Ratios:
Non-accruing loans to total loans at end of year ...........     0.23            0.13           0.21           0.34          0.34
Allowance for loan losses to non-accruing loans
   at end of year ..........................................   177.74          259.50         146.70          87.44         74.18
Allowance for loan losses to total loans at end of year ....     0.40            0.33           0.32           0.30          0.25
Non-performing assets to total assets at end of year .......     0.17            0.12           0.18           0.30          0.35
Ratio of net charge-offs during the year to average
   loans outstanding during the year .......................     0.00            0.03           0.01           0.03          0.04

Capital Ratios:
Stockholders' equity to total assets at end of year ........     6.28            6.08           6.59           6.90          6.68
Average stockholders' equity to average total assets .......     6.25            6.58           6.78           6.67          7.14

Tangible capital to tangible assets at end of year(2) ......     8.37            7.87           7.76           7.88          7.09
Core capital to adjusted tangible assets at end of year(2) .     8.37            7.87           7.76           7.88          7.11
Risk-based capital to risk-weighted assets at end of year(2)    15.93           15.69          15.50          16.29         15.16

Other Data:
Number of branch offices at end of year ....................       21              21             20             20            18
Number of deposit accounts at end of year ..................   84,200          88,500         88,300         88,200        87,500
Cash dividends declared per common share ................... $  0.230       $   0.170      $   0.160      $   0.155      $  0.140



--------------

(1) The ratio of earnings to fixed charges excluding interest on deposits is calculated by dividing income before taxes and extraordinary items before interest on borrowings by interest on borrowings on a pretax basis. The ratio of earnings to fixed charges including interest on deposits is calculated by dividing income before income taxes and extraordinary items before interest on deposits and borrowings by interest on deposits plus interest on borrowings on a pretax basis.

(2)  Represents regulatory capital ratios for the Bank.

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

Management Strategy

Management's primary goal is to enhance stockholder value, while fostering and maintaining customer confidence through a continued focus on improved earnings while managing risks, including liquidity and interest rate risk. The Company's current strategies focus on: (i) emphasizing lending secured by one- to four-family residential first mortgages, (ii) increasing the commercial and multi-family and consumer loan portfolios, (iii) maintaining asset quality, (iv) increasing core deposit balances, (v) managing the Company's exposure to interest rate risk, (vi) improving non-interest income and (vii) controlling non-interest expenses.

Emphasizing Lending Secured by One- to Four-Family Residential First Mortgages. The Company will continue to emphasize production, through origination and purchase, of traditional one- to four-family first mortgage loans secured by properties located primarily in New Jersey. The Company produced $529.3 million, $305.9 million and $278.3 million in one- to four-family mortgage loans in fiscal 2002, 2001 and 2000, respectively. The Company's interest income has been derived primarily from one- to four-family mortgage loans, which totaled $1.2 billion or 81.5% of the Company's gross loan portfolio at June 30, 2002.

The Company generally sells its conforming, fixed rate one- to four-family residential loan production. Sales have been periodically suspended in certain circumstances. For example, loans were held in portfolio as part of a leverage strategy associated with the Trust Preferred securities offering in March 2001 and as a partial replacement of investment securities called before maturity during fiscal 2002. In addition, in fiscal 2001 the Company sold approximately $65 million of longer duration, one- to four-family residential mortgage loans in an effort to improve liquidity, interest rate risk and net interest margin. Total loans sold during fiscal 2002 and fiscal 2001 were $17 million and $94 million, respectively. The level of loan sale activity continues to be actively evaluated with primary consideration given to interest rate risk, long-term profitability and liquidity objectives.

Increasing the Commercial and Multi-Family and Consumer Loan Portfolios. In addition to one- to four-family residential first mortgage lending, the Company will continue its emphasis on increasing the commercial and multi-family and consumer loan porfolios as a percentage of total loans. These loans generally reprice more frequently, have shorter maturities, and/or have higher yields than one- to four-family first mortgage loans. The Company originated $150.5 million, $110.6 million and $95.7 million of commercial and multi-family and consumer loans in fiscal 2002, 2001 and 2000, respectively. As of June 30, 2002, 2001 and 2000, commercial and multi-family and consumer loans represented 18.5%, 17.4% and 14.7%, respectively, of the total gross loan portfolio.

Maintaining Asset Quality. The Company's loan portfolio consists primarily of one- to four-family mortgages, which are considered to have less risk than commercial and multi-family real estate or consumer loans.

The Company's non-performing assets consist of non-accruing loans and real estate owned. The Company focuses on strong underwriting and collection efforts and aggressive marketing of real estate owned properties. Non-performing assets as a percentage of total assets were 0.17% at June 30, 2002.

Increasing Core Deposit Balances. The Company's primary source of funds is deposits. The Company will continue to emphasize growth in generally lower costing core deposits consisting of checking, money market and savings accounts. The Company utilizes various techniques to generate these types of deposits including special promotional rates and offerings. Core deposits increased $163.3 million, or 51%, in fiscal 2002.

Managing the Company's Exposure to Interest Rate Risk. The Company has an asset/liability committee that meets no less than weekly to price loan and deposit products and monthly to develop, implement and review strategies and policies to manage interest rate risk. As part of its interest rate risk strategy, the Company has emphasized core deposits and utilized intermediate/longer-term borrowings and has, at select times, emphasized longer term certificates of deposit. Furthermore, the Company has endeavored to manage its interest rate risk through the pricing and diversification of its loan products, including the focus on the production of loans with adjustable rate features and/or with shorter terms to maturity. The Company has also engaged in one- to four-family mortgage loan sales whereby longer duration conventional loans have been sold. See "Interest Rate Sensitivity Analysis" and "Asset/Liability Strategy."

Improving Non-Interest Income. The Company has and will continue to seek additional ways of improving non-interest income. Total service charges and other non-interest income, excluding the net gain on sales of loans and real estate operations, reflected a $853,000, or 28%, increase for fiscal 2002 compared to fiscal 2001, due, in part, to growth in core deposits and earnings from the Bank's Investment Services at Penn Federal program. This program gives customers convenient access to financial consulting/advisory services and related uninsured non-deposit investment and insurance products at local branch offices through a non-affiliated entity.

Controlling Non-Interest Expenses. Non-interest expenses are carefully monitored, which includes ongoing reviews of staffing levels, facilities and operations. The Company's ratio of non-interest expenses to average total assets was 1.53% for the year ended June 30, 2002.


Interest Rate Sensitivity  Analysis

Interest Rate Sensitivity Gap. The interest rate risk inherent in assets and liabilities may be determined by analyzing the extent to which such assets and liabilities are "interest rate sensitive" and by measuring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a defined time period if it matures or reprices within that period. The difference or mismatch between the amount of interest-earning assets maturing or repricing within a defined period and the amount of interest-bearing liabilities maturing or repricing within the same period is defined as the interest rate sensitivity gap. An institution is considered to have a positive gap if the amount of interest-earning assets maturing or repricing within a specified time period exceeds the amount of interest-bearing liabilities maturing or repricing within the same period. If more interest-bearing liabilities than interest-earning assets mature or reprice within a specified period, then the institution is considered to have a negative gap. Accordingly, in a rising interest rate environment, in an institution with a positive gap, the yield on its rate sensitive assets would theoretically rise at a faster pace than the cost of its rate sensitive liabilities, thereby improving future net interest income. In a falling interest rate environment, a positive gap would indicate that the yield on rate sensitive assets would decline at a faster pace than the cost of rate sensitive liabilities and diminish net interest income. For an institution with a negative gap, the reverse would be expected.

In an attempt to manage its exposure to changes in interest rates, management closely monitors the Company's exposure to interest rate risk. Management maintains an asset/liability committee consisting of the Chief Executive Officer, the Chief Operating Officer, the Chief Financial Officer, the Residential Lending Group Executive, the Retail Banking Group Executive, the Treasurer and the Customer Support/Operations Group Executive, which meets regularly and reviews the Company's interest rate risk position and makes recommendations for adjusting this position. In addition, the Board reviews on a monthly basis the Company's asset/liability position, including simulations of the effect on the Company's capital and earnings of various interest rate scenarios and operational strategies.

The following table provides information about the Company's interest sensitive financial instruments. Except for the effects of prepayments and scheduled principal amortization on mortgage related assets, the table presents principal cash flows and related weighted average interest rates by the earlier of term to repricing or contractual term to maturity. Callable government agency securities are assumed to be called within one year if their stated interest rates are at or above current market rates. If the stated interest rate is below current market rates, these callable securities are assumed to be called at an estimated average life of approximately 4 years.

Residential fixed and adjustable rate loans are assumed to prepay at an annualized rate between 10% and 42%. Commercial and multi-family real estate loans are assumed to prepay at an annualized rate between 8% and 38% while consumer loans are assumed to prepay at a 34% rate. Fixed and adjustable rate mortgage-backed securities have annual payment assumptions ranging from 10% to 35%. Demand loans and loans which have no repayment schedule or stated final maturity, are assumed to be due within six months. Loan and mortgage-backed securities balances are net of non-performing loans and are not adjusted for unearned discounts, premiums, and deferred loan fees.

The Company assumes that variable rate savings account balances decay gradually over time. Based on historical information, 12% of these balances roll-off within one year; 10% roll-off in the second year; 8% roll-off in the third year; and 5% roll-off each year thereafter. During fiscal 2001 and 2002, the Bank promoted "5% Savings for Life" accounts, which totaled $72.5 million at June 30, 2002. These deposits are assumed to have an average life of approximately 10 years. In addition, a "5% Through June 2004 Savings" account was also promoted during fiscal 2002. At June 30, 2002, the balance in these accounts totaled $63.5 million. These deposits are assumed to have no decay through June 2004 and then roll-off 60% over the following four years. The remainder is assumed to have an average life of 10 years. At June 30, 2002, $222.4 million, or 71%, of savings accounts are assumed to roll-off after five years. Transaction accounts, excluding money market accounts, are assumed to roll-off after five years. Money market accounts are assumed to be variable accounts and are reported as repricing within six months. No roll-off rate is applied to certificates of deposit. Fixed maturity deposits reprice at maturity.

                                                                            Maturing or Repricing
                                                ---------------------------------------------------------------------------------
                                                                             Year ended June 30,
                                                ---------------------------------------------------------------------------------
                                                   2003         2004         2005           2006         2007       Thereafter
                                                ---------------------------------------------------------------------------------
                                                                           (Dollars in thousands)
Fixed rate mortgage loans including
  one- to four-family and commercial
  and multi-family .........................    $ 208,415    $ 124,597    $ 109,347     $  96,566    $  86,042    $   288,770

  Average interest rate ....................         7.10%        6.89%        6.89%         6.89%        6.90%          6.96%


Adjustable rate mortgage loans including
  one- to four-family and commercial
   and multi-family ........................    $ 172,056    $  73,738    $  71,568     $  42,808    $  26,720    $   13,198
  Average interest rate ....................         6.68%        6.92%        7.11%         7.52%        7.67%         7.67%

Consumer loans including
  demand loans .............................    $  85,698    $  15,264    $  10,339     $   7,108    $   2,087    $       --
  Average interest rate ....................         6.54%        7.44%        7.44%         7.44%        7.44%         0.00%

Investment securities and other ............    $  44,255    $  26,958    $  26,952     $  17,900    $  15,767    $   36,500
  Average interest rate ....................         6.62%        6.72%        6.64%         6.73%        6.64%         6.71%

Mortgage-backed securities .................    $  64,550    $ 125,160    $      --     $      --    $  22,328    $   10,002
  Average interest rate ....................         4.86%        6.46%        0.00%         0.00%        7.72%         9.03%

  Total interest-earning assets ............    $ 574,974    $ 365,717    $ 218,206     $ 164,382    $ 152,944    $  348,470
                                                =================================================================================
Savings deposits ...........................    $  21,086    $  15,463    $  27,008     $  15,927    $   9,892    $  222,364
  Average interest rate ....................         1.05%        1.05%        3.37%         3.41%        2.57%         2.95%

Money market and demand deposits
  (transaction accounts) ...................    $  20,397    $      --    $      --     $      --    $      --    $  148,597
  Average interest rate ....................         1.50%        0.00%        0.00%         0.00%        0.00%         0.74%

Certificates of deposit ....................    $ 432,809    $ 139,025    $  85,039     $  25,082    $  10,172    $       --
  Average interest rate ....................         4.03%        3.97%        5.53%         4.81%        4.60%         0.00%


FHLB of New York advances ..................    $      --    $  29,000    $  60,000     $  30,000    $  20,465    $  365,000
  Average interest rate ....................         0.00%        5.09%        5.31%         4.21%        6.03%         5.86%

Other borrowings ...........................    $   3,964    $  19,350    $      --     $      --    $      --    $       --
  Average interest rate ....................         4.25%        4.92%        0.00%         0.00%        0.00%         0.00%

  Total deposits and borrowings ............    $ 478,256    $ 202,838    $ 172,047     $  71,009    $  40,529    $  735,961
                                                =================================================================================

Interest earning assets less deposits and
  borrowings (interest-rate sensitivity gap)    $  96,718    $ 162,879    $  46,159     $  93,373    $ 112,415   ($ 387,491)
                                               ==================================================================================

Cumulative interest-rate sensitivity gap ...    $  96,718    $ 259,597    $ 305,756     $ 399,129    $ 511,544    $ 124,053
                                               ===============================================================================

Cumulative interest-rate sensitivity
  gap as a percentage of total assets
  at June 30, 2002 .........................         5.11%       13.72%       16.16%        21.09%       27.03%         6.56%
                                               ===============================================================================

Cumulative interest-rate sensitivity gap
  as a percentage of total interest-
  earning assets at June 30, 2002 ..........         5.30%       14.23%       16.76%        21.87%       28.03%         6.80%
                                               ===============================================================================

Cumulative interest-earning assets as a
  percentage of cumulative deposits and
  borrowings at June 30, 2002 ..............       120.22%      138.11%      135.84%       143.19%      153.03%       107.29%
                                               ===============================================================================


                                                   Maturing or Repricing
                                              ----------------------------
                                                   Year ended June 30,
                                              ----------------------------
                                                  Total        Fair Value
                                              ----------------------------

Fixed rate mortgage loans including
  one- to four-family and commercial
  and multi-family .........................   $  913,737      $  927,004

  Average interest rate ....................         6.96%


Adjustable rate mortgage loans including
  one- to four-family and commercial
   and multi-family ........................   $  400,088      $  409,516
  Average interest rate ....................         6.99%

Consumer loans including
  demand loans .............................   $  120,496      $  120,815
  Average interest rate ....................         6.80%

Investment securities and other ............   $  168,332      $  174,036
  Average interest rate ....................         6.67%

Mortgage-backed securities .................   $  222,040      $  221,226
  Average interest rate ....................         6.24%

  Total interest-earning assets ............   $1,824,693      $1,852,597
                                               ==========================
Savings deposits ...........................   $  311,740      $  311,740
  Average interest rate ....................         2.78%

Money market and demand deposits
  (transaction accounts) ...................   $  168,994      $  168,994
  Average interest rate ....................         0.83%

Certificates of deposit ....................   $  692,127      $  705,786
  Average interest rate ....................         4.24%


FHLB of New York advances ..................   $  504,465      $  536,767
  Average interest rate ....................         5.66%

Other borrowings ...........................   $   23,314      $   24,031
  Average interest rate ....................         4.81%

  Total deposits and borrowings ............   $1,700,640      $1,747,318
                                              ============================

Interest earning assets less deposits and
  borrowings (interest-rate sensitivity gap)   $ 124,053
                                              ==============

Cumulative interest-rate sensitivity gap ...


Cumulative interest-rate sensitivity
  gap as a percentage of total assets
  at June 30, 2002 .........................


Cumulative interest-rate sensitivity gap
  as a percentage of total interest-
  earning assets at June 30, 2002 ..........


Cumulative interest-earning assets as a
  percentage of cumulative deposits and
  borrowings at June 30, 2002 ..............



At June 30, 2002, the Company's total interest-earning assets maturing or repricing within one year exceeded its total deposits and borrowings maturing or repricing within one year by $96.7 million, representing a one year positive gap of 5.11% of total assets, compared to a one year negative gap of 14.48% of total assets at June 30, 2001. See "Asset/Liability Strategy." The Company's gap position changed from June 30, 2001. The decline in market interest rates has resulted in the redemption of certain investment securities with callable features and has increased prepayment activity on residential mortgage loans, thereby shifting a larger portion of estimated asset cash flows to within one year. The proceeds from such activities were used to reduce short-term borrowings and fund growth in the loan portfolio. Also contributing to the change in the gap position was the maturity of FHLB of New York advances and subsequent replacement with advances that have terms in excess of three years. Furthermore, growth in core deposits and medium-term certificates of deposit coupled with a decline in short-term certificates of deposit, including municipal certificates of deposit, also reduced the short-term estimated cash flows of the Company's interest-bearing liabilities.

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

As of June 30, 2002, the Bank's internally generated initial NPV ratio was 5.57%. Following a 2% increase in interest rates, the Bank's Post-Shock NPV ratio was 6.62%. The change in the NPV ratio, or the Bank's Sensitivity Measure, was 1.05%. As of June 30, 2002, the Company's internally generated initial NPV ratio was 5.18%, the Post-Shock ratio was 6.11%, and the Sensitivity Measure was 0.93%. The duration of assets has declined principally due to increased prepayment estimates. Conversely, the duration of liabilities has extended principally due to the decline in short-term fundings, both wholesale and retail, the extension of FHLB of New York advances and the growth in core deposits. Variances between the Bank's and the Company's NPV ratios are attributable to balance sheet items which are adjusted during consolidation, such as investments, intercompany borrowings and capital.

Internally generated NPV measurements are based on simulations which utilize institution specific assumptions and, as such, generally result in lower levels of presumed interest rate risk (i.e., higher Post-Shock NPV ratio and lower Sensitivity Measure) than OTS measurements indicate.

The OTS measures the Bank's (unconsolidated) IRR on a quarterly basis using data from the quarterly Thrift Financial Reports filed by the Bank with the OTS, coupled with non-institution specific assumptions which are based on national averages. As of June 30, 2002, the Bank's initial NPV ratio, as measured by the OTS, was 9.24% the Bank's Post-Shock ratio was 6.20% and the Sensitivity Measure was 3.04%.

In addition to monitoring NPV and gap, management also monitors the duration of assets and liabilities and the effects on net interest income resulting from parallel and non-parallel increases or decreases in rates.

At June 30, 2002, based on its internally generated simulation models, the Company's consolidated net interest income projected for one year forward would increase 1% from the base case, or current market, as a result of an immediate and sustained 2% increase in interest rates.

Asset/Liability Strategy

The primary elements of the Company's asset/liability strategy include the following:

1. The Company has focused on shortening the average life and duration of its portfolio of one- to four-family mortgage loans by promoting one year adjustable rate products, with initial fixed rate terms of 3, 5 and 7 years, 15, 20 and 30 year bi-weekly mortgages and fixed rate products with terms of 10, 15 and 20 years.

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

6. The Company has also emphasized growth in core deposit accounts as these funds are generally lower cost alternatives, are relatively stable, have a longer duration and assist in strengthening customer relationships.

During fiscal 2002, each of the strategies noted above was employed to manage the Company's sensitivity to changes in interest rates. In the first half of fiscal year 2002, short-term market rates declined rapidly while longer-term market rates followed more gradually and the yield curve significantly steepened. This shift in rates led to a significant improvement in net interest rate spread, as short-term wholesale and retail funding costs were sharply reduced. The decline in long-term rates led to an increase in residential loan refinance and U.S. government agency security redemption activities. Cash flow from these asset repayments was partially used to reduce short-term wholesale funding balances. As market rates continued to fall in the second half of the fiscal year, it became increasingly difficult to build longer-term deposit relationships -- customers were not willing to place their funds in lower yielding, longer-term certificates of deposit. In response, the Bank emphasized several core deposit account promotions, including personal and business checking, and premium savings accounts. Deposit growth through these promotions allowed the Bank to avoid premium pricing on certificates of deposit and to take advantage of historically low-cost, longer-term wholesale borrowings. As a result, the Company's net interest rate spread continued to grow throughout the fiscal year and its sensitivity to rising interest rates was reduced. Residential mortgage loan sale activities were reestablished in late fiscal 2002 to manage interest rate risk, as fixed rate, long-term loan production accelerated.

As a result of the above activity, one- to four-family first mortgage loan balances grew $106.3 million between June 30, 2001 and June 30, 2002; adjustable rate balances fell $93.5 million, despite attractive pricing of these products, while fixed rate balances increased $199.8 million. Consumer loan balances increased $5.2 million. Prime-based home equity lines of credit fell $5.2 million while other consumer products, principally fixed rate second mortgages generally with shorter durations than one- to four-family residential mortgages, increased $10.3 million. Commercial and multi-family real estate loan balances grew $36.0 million during the current fiscal year with $23.4 million of the growth in adjustable rate products.

At June 30, 2002, medium and long-term certificates of deposits with remaining maturities greater than one year totaled $259.3 million compared to $275.4 million at June 30, 2001. The reduction of certificates of deposit was more than offset by a $163.3 million increase in core deposit balances. Checking and money market account balances grew $35.4 million, while savings balances increased $127.9 million. Furthermore, wholesale borrowings with remaining maturities greater than one year totaled $523.8 million at June 30, 2002, reflecting growth of $120.0 million during the current fiscal year. Short-term retail deposit balances with remaining maturities less than one year, including municipal deposit balances, fell $57.3 million and short-term wholesale funding balances fell $174.3 million between June 30, 2001 and June 30, 2002.

Additionally, the Company emphasizes and promotes its savings, money market and demand deposit accounts, and certificates of deposit with varying maturities through five years, principally within its primary market areas. The balances of savings, money market and demand deposit accounts, which represented approximately 41% of total deposits at June 30, 2002, tend to be less susceptible to rapid changes in interest rates than certificates of deposit balances.

Management will continue to monitor and employ such strategies, as necessary, in conjunction with its overall strategic objectives.

Analysis of Net Interest Income. The following table sets forth certain information relating to the Company's Consolidated Statements of Financial Condition and the Consolidated Statements of Income for the years ended June 30, 2002, 2001 and 2000 and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived from average daily balances. The average balance of loans receivable includes non-accruing loans. The yields and costs include fees which are considered adjustments to yields.

                                                                              Year ended June 30,
                                     -----------------------------------------------------------------------------------------------
                                                     2002                             2001                            2000
                                     -----------------------------------------------------------------------------------------------
                                       Average     Interest              Average    Interest           Average      Interest
                                     Outstanding    Earned/    Yield/  Outstanding   Earned/   Yield/ Outstanding    Earned/  Yield/
                                       Balance       Paid       Rate     Balance      Paid      Rate    Balance       Paid     Rate
                                     -----------------------------------------------------------------------------------------------
                                                                             (Dollars in thousands)
Interest-earning assets:
  One- to four-family mortgage
   loans ...........................  $1,135,205  $  75,201    6.62%  $1,040,942   $ 73,480    7.06% $  988,454    $ 69,085   6.99%
  Commercial and multi-family real
   estate loans ....................     124,669     10,277    8.24       97,921      8,455    8.63      79,604       6,788   8.53
  Consumer loans ...................     118,576      8,018    6.76      107,695      8,311    7.72      83,187       6,153   7.40
                                      ----------  ---------           ----------   --------          ----------    --------

   Total loans receivable ..........   1,378,450     93,496    6.78    1,246,558     90,246    7.24   1,151,245      82,026   7.12

  Federal funds sold ...............          34          1    2.94        1,013         61    6.02         307          17   5.54
  Investment securities and other ..     262,379     17,323    6.60      327,208     22,716    6.94     323,190      22,547   6.98
  Mortgage-backed securities .......     164,671     10,519    6.39      105,297      7,335    6.97     105,913       7,173   6.77
                                      ----------  ---------           ----------   --------          ----------    --------
   Total interest-earning assets ...   1,805,534  $ 121,339    6.72    1,680,076   $120,358    7.16   1,580,655    $111,763   7.07
                                                  =========                        ========                        ========
Non-interest earning assets ........      48,849                          55,173                         55,857
                                      ----------                      ----------                     ----------
   Total assets ....................  $1,854,383                      $1,735,249                     $1,636,512
                                      ==========                      ==========                     ==========


Deposits and borrowings:
  Money market and demand
   deposits ........................  $  144,657  $   1,206    0.83%  $  124,926   $  1,468    1.18% $  115,827    $  1,329   1.15%
  Savings deposits .................     230,691      5,131    2.22      163,292      2,830    1.73     161,845       2,645   1.63
  Certificates of deposit ..........     760,339     35,844    4.71      812,440     46,987    5.78     786,949      42,784   5.44
                                      ----------  ---------           ----------   --------          ----------    --------
   Total deposits ..................   1,135,687     42,181    3.71    1,100,658     51,285    4.66   1,064,621      46,758   4.39

  FHLB of New York advances ........     477,935     27,940    5.85      397,614     24,571    6.18     322,754      19,591   6.07
  Other borrowings .................      60,048      2,741    4.56       62,164      3,728    6.00      81,053       4,852   5.99
                                      ----------  ---------           ----------   --------          ----------    --------
   Total deposits and borrowings ...   1,673,670  $  72,862    4.35    1,560,436   $ 79,584    5.10   1,468,428    $ 71,201   4.85
                                                  =========                        ========                        ========
Other liabilities ..................      20,352                          24,734                         24,417
                                      ----------                      ----------                     ----------

   Total liabilities ...............   1,694,022                       1,585,170                      1,492,845


Trust Preferred securities .........      44,499                          35,849                         32,774
Stockholders' equity ...............     115,862                         114,230                        110,893
                                      ----------                      ----------                     ----------
   Total liabilities and
     stockholders' equity ..........  $1,854,383                      $1,735,249                     $1,636,512
                                      ==========                      ==========                     ==========

Net interest income and net interest
  rate spread ......................              $  48,477    2.37%             $   40,774    2.06%             $   40,562   2.22%
                                                  =========    ====              ==========    ====              ==========   ====


Net interest-earning assets and
  interest margin ..................  $  131,864               2.68%  $  119,640               2.43% $  112,227               2.57%
                                      ==========               ====   ==========               ====  ==========               ====

Ratio of interest-earning assets to
  deposits and borrowings ..........                         107.88%                         107.67%                        107.64%
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

                                                                          Year ended June 30,
                                      -------------------------------------------------------------------------------------------
                                                     2002 vs. 2001                                  2001 vs. 2000
                                      ----------------------------------------------  -------------------------------------------
                                                   Increase (Decrease)                           Increase (Decrease)
                                                        Due to                                         Due to
                                      ----------------------------------------------  -------------------------------------------
                                                                             Total                                        Total
                                                                 Rate/     Increase                            Rate/     Increase
                                      Volume        Rate        Volume    (Decrease)   Volume        Rate     Volume    (Decrease)
                                      --------------------------------------------------------------------------------------------
                                                                               (In thousands)
Interest-earning assets:
One- to four-family
   mortgage loans ...............    $ 6,654     $ (4,523)    $  (410)    $  1,721     $ 3,668     $   690     $  37     $ 4,395
Commercial and multi-family
   real estate loans ............      2,310         (383)       (105)       1,822       1,562          85        20       1,667

Consumer loans ..................        840       (1,029)       (104)        (293)      1,813         266        79       2,158
                                     ---------------------------------------------------------------------------------------------
   Total loans receivable .......      9,804       (5,935)       (619)       3,250       7,043       1,041       136       8,220
Federal funds sold ..............        (59)         (31)         30          (60)         39           2         3          44

Investment securities and other .     (4,500)      (1,113)        220       (5,393)        280        (110)       (1)        169

Mortgage-backed securities ......      4,136         (609)       (343)       3,184         (42)        205        (1)        162
                                     ---------------------------------------------------------------------------------------------
   Total interest-earning assets     $ 9,381     $ (7,688)    $  (712)    $    981     $ 7,320     $ 1,138     $ 137     $ 8,595
                                     =============================================================================================

Deposits and borrowings:
Money market and demand
deposits ........................    $   232     $   (427)    $   (67)    $   (262)    $   104     $    32     $   3     $   139

Savings deposits ................      1,168          802         331        2,301          24         160         1         185

Certificates of deposit .........     (3,013)      (8,687)        557      (11,143)      1,386       2,729        88       4,203
                                     ---------------------------------------------------------------------------------------------
  Total deposits ................     (1,613)      (8,312)        821       (9,104)      1,514       2,921        92       4,527

FHLB of New York advances .......      4,964       (1,327)       (268)       3,369       4,544         354        82       4,980
Other borrowings ................       (127)        (890)         30         (987)     (1,131)          9        (2)     (1,124)
                                     ---------------------------------------------------------------------------------------------
  Total deposits and borrowings .    $ 3,224     $(10,529)    $   583     $ (6,722)    $ 4,927     $ 3,284     $ 172     $ 8,383
                                     =============================================================================================
Net change in net interest income    $ 6,157     $  2,841     $(1,295)    $  7,703     $ 2,393     $(2,146)    $ (35)    $   212
                                     =============================================================================================

Financial Condition

Comparison of Financial Condition at June 30, 2002 and June 30, 2001

Total assets increased $43.1 million to $1.892 billion at June 30, 2002 from total assets of $1.849 billion at June 30, 2001. The increase was primarily due to the origination and purchase of loans offset by a decrease in investment securities and principal payments on loans and mortgage-backed securities. Lower market interest rates have resulted in certain investment securities being called before maturity. A decision to retain conforming, fixed rate one- to four-family residential mortgage loans in the portfolio throughout most of fiscal 2002, coupled with the lower market interest rates and the resulting effect of loan refinancing activity, led to growth in the loan portfolio during fiscal 2002.

During the year ended June 30, 2002, the Company securitized approximately $66 million of one- to four-family mortgage loans as Freddie Mac mortgage-backed securities. These securities are held in the Company's mortgage-backed securities portfolio for collateral purposes.

Deposits increased $89.2 million to $1.174 billion at June 30, 2002 from $1.085 billion at June 30, 2001. An increase in core deposit accounts (checking, money market and savings accounts) and medium-term certificates of deposit was partially offset by a decrease in short-term certificates of deposit, including municipal certificates of deposit. FHLB of New York advances increased $50.0 million from $454.5 million at June 30, 2001 to $504.5 million at June 30, 2002, while other borrowings decreased $104.3 million from $127.6 million at June 30, 2001 to $23.3 million at June 30, 2002. The decrease in other borrowings primarily reflects the use of funds received from investment securities being called before maturity and the increase in medium-term and core deposits.

Non-performing assets at June 30, 2002 totaled $3.3 million, representing 0.17% of total assets, compared to $2.1 million, or 0.12% of total assets, at June 30, 2001. Non-accruing loans totaled $3.3 million, with a ratio of non-accruing loans to total loans of 0.23% at June 30, 2002 as compared to $1.6 million, or 0.13% of total loans, at June 30, 2001. Real estate owned decreased to $28,000 at June 30, 2002 from $500,000 at June 30, 2001.

Stockholders' equity at June 30, 2002 totaled $118.8 million compared to $112.5 million at June 30, 2001. The increase primarily reflects the net income recorded for the year ended June 30, 2002 and the exercise of stock options, offset by the repurchase of 500,000 shares of the Company's outstanding stock at an average market price of $22.24 per share and the declaration of dividends.


Results of Operations

Comparison of Operating Results for the Years Ended June 30, 2002 and June 30, 2001

General. For the year ended June 30, 2002, net income was $14.6 million, or $1.88 per diluted share, compared to net income of $12.5 million, or $1.55 per diluted share, for the year ended June 30, 2001.

Interest and Dividend Income. Interest and dividend income for the year ended June 30, 2002 increased to $121.3 million from $120.4 million for the year ended June 30, 2001. The increase in the year ended June 30, 2002 was due to an increase in average interest-earning assets, offset by a decrease in the average yield earned on interest-earning assets. Average interest-earning assets were $1.8 billion for the year ended June 30, 2002 compared to $1.7 billion for the prior fiscal year. The average yield on interest-earning assets decreased to 6.72% for the year ended June 30, 2002 from 7.16% for the year ended June 30, 2001.

Interest income on residential one- to four-family mortgage loans for the year ended June 30, 2002 increased $1.7 million when compared to the prior fiscal year. The increase in interest income on residential one- to four-family mortgage loans was due to an increase of $94.3 million in the average balance outstanding for the year ended June 30, 2002 over the prior fiscal year. The increase in interest income on residential one- to four-family mortgage loans was partially offset by a decrease in the average yield earned on this loan portfolio to 6.62% for the year ended June 30, 2002 compared to 7.06% for the prior fiscal year.

Interest income on commercial and multi-family real estate loans increased $1.8 million for the year ended June 30, 2002 when compared to the prior year. The increase in interest income on commercial and multi-family real estate loans was attributable to an increase of $26.7 million in the average outstanding balance for the year ended June 30, 2002 compared to the prior year. The growth in interest income on this portfolio was partially offset by a decrease in the average yield earned on commercial and multi-family real estate loans. The average yield decreased to 8.24% for the current year compared to 8.63% for the year ended June 30, 2001.

Interest income on consumer loans decreased $293,000 for the year ended June 30, 2002 compared to the prior year. The decrease in interest income for this loan portfolio was due to a decrease in the average yield earned on these loans. The average yield decreased to 6.76% for the year ended June 30, 2002 compared to 7.72% for the prior year. Substantially offsetting the decrease in interest income on consumer loans for the current year was an increase of $10.9 million in the average balance outstanding when compared to the prior year.

Interest income on investment securities and other interest-earning assets decreased $5.4 million for the year ended June 30, 2002 compared to the prior year. The decrease in interest income on these securities is partially attributable to a $64.8 million decrease in the average balance outstanding for the year ended June 30, 2002, when compared to the prior year. In addition, the decrease in interest income on investment securities and other interest-earning assets was due to a decline in the average yield earned on these securities. The average yield decreased to 6.60% for the current year compared to 6.94% for the prior year.

Interest income on the mortgage-backed securities portfolio increased $3.2 million for the year ended June 30, 2002 compared to the prior year. The increase in interest income on mortgage-backed securities primarily reflects a $59.4 million increase in the average balance outstanding for the year ended June 30, 2002 compared to the prior year. The increase in interest income was partially offset by a decrease in the average yield earned on the mortgage-backed securities portfolio to 6.39% for the year ended June 30, 2002 compared to 6.97% for the year ended June 30, 2001.

Interest Expense. Interest expense decreased $6.7 million for the year ended June 30, 2002 from $79.6 million for fiscal 2001. The decrease in the current year was attributable to a decrease in the Company's cost of funds from a rate of 5.10% to 4.35%, when compared to the prior year, as a result of lower market interest rates. Partially offsetting the decrease in rate during the current year was a $113.2 million increase in total average deposits and borrowings, when compared to the year ended June 30, 2001.

For the year ended June 30, 2002, the average rate paid on deposits decreased to 3.71% from 4.66% for the year ended June 30, 2001. The average balance of deposits increased $35.0 million from the $1.1 billion for the year ended June 30, 2001.

The average cost of FHLB of New York advances decreased to 5.85% from 6.18% for the year ended June 30, 2002 while the average balance of FHLB of New York advances increased $80.3 million when compared to the prior year. For the year ended June 30, 2002, the average rate paid on other borrowings decreased to 4.56% from 6.00% for the year ended June 30, 2001. The average balance of other borrowings decreased $2.1 million compared to the prior year.

Net Interest and Dividend Income. Net interest and dividend income before provision for loan losses for the year ended June 30, 2002 was $48.5 million, reflecting a $7.7 million increase from the $40.8 million recorded in the prior fiscal year. Average net interest-earning assets increased $12.2 million for the year ended June 30, 2002 when compared to the prior year, and the net interest margin of 2.68% for the current year reflected a 0.25% increase from 2.43% for the year ended June 30, 2001. A decline in short-term market interest rates and growth in the Company's loan portfolio and core deposit accounts contributed to the improvements in net interest margin.

Provision for Loan Losses. The provision for loan losses for the year ended June 30, 2002 was $1.6 million compared to $625,000 for the prior fiscal year. The allowance for loan losses at June 30, 2002 of $5.8 million reflects a $1.6 million increase from the $4.2 million at June 30, 2001. The allowance for loan losses as a percentage of non-accruing loans was 177.74% at June 30, 2002, compared to 259.50% at June 30, 2001. The decrease is principally attributable to an increase in the Company's non-performing loans. Non-performing loans were $3.3 million at June 30, 2002 compared to $1.6 million at June 30, 2001. The allowance for loan losses as a percentage of total loans at June 30, 2002 was 0.40% compared to 0.33% at June 30, 2001.

Non-Interest Income. For the year ended June 30, 2002, non-interest income was $4.2 million compared to $3.8 million for the prior fiscal year. The increase in non-interest income was primarily due to an increase in service charges and other non-interest income offset by a decrease in the net gain on sales of loans, when compared to the year ended June 30, 2001.

Service charge income for the year ended June 30, 2002 was $3.0 million, reflecting an increase of $466,000 over the $2.5 million recorded for the prior year. Service charges were positively impacted by fees associated with various loan prepayments and refinances. Other non-interest income increased to $975,000 for the year ended June 30, 2002 from $588,000 for the year ended June 30, 2001. Other non-interest income included $283,000 from an increase in earnings from the Investment Services at Penn Federal program for the year ended June 30, 2002 when compared to the prior year. Through this program, customers have convenient access to financial consulting/advisory services and related uninsured non-deposit investment and insurance products.

During the year ended June 30, 2002, the net gain on sales of loans was $194,000 as compared to $666,000 for the year ended June 30, 2001. Loan production was retained in portfolio during most of the current year as a partial replacement of the investment securities called before maturity. In addition, effective with the issuance of the $12 million of Trust Preferred securities in March 2001, a determination was made to suspend the sale of conforming, fixed rate one- to four-family mortgage loan production to leverage the proceeds of the issuance. However, prior to the issuance of these Trust Preferred securities, nearly $29 million of conforming, fixed rate one- to four-family residential loans were sold, generating gains of $259,000. In addition, during the year ended June 30, 2001, the Company sold approximately $65 million of longer duration, one- to four-family residential mortgage loans in an effort to improve funding, liquidity, interest rate risk and net interest margin and recorded net gains on sales of these loans of $407,000. In April 2002, the Company re-instituted its strategy of selling conforming, fixed rate one- to four-family mortgage loans.

Non-Interest Expenses. The Company's non-interest expenses were $28.5 million for the year ended June 30, 2002 compared to $24.6 million for the prior year. An increase in preferred securities expense due to the issuance of $12 million of Trust Preferred securities in March 2001, additional "non-cash" expense related to the Employee Stock Ownership Plan, additional costs related to the Bank's new Business Development department and expenses related to the Company's development of an internet presence contributed to the increase in non-interest expenses during the current year when compared to the prior year. The Company's non-interest expenses as a percent of average assets increased to 1.53% for the year ended June 30, 2002 from 1.42% for the prior year.

Income Tax Expense. Income tax expense for the year ended June 30, 2002 was $8.0 million compared to $6.8 million for the prior fiscal year. The effective tax rate was 35.5% for the year ended June 30, 2002 compared to 35.2% for the year ended June 30, 2001. As a result of legislation enacted in New Jersey in July 2002 revising the state's corporate income tax law, the Company believes based on an internal analysis, that its effective tax rate could increase to a maximum of 41%. See Item 1. Business -- "Regulation - Federal and State Taxation."


Comparison of Operating Results for the Years Ended June 30, 2001 and June 30, 2000

General. For the year ended June 30, 2001 net income was $12.5 million, or $1.55 per diluted share, compared to net income of $12.9 million, or $1.50 per diluted share, for the year ended June 30, 2000.

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

Interest income on commercial and multi-family real estate loans increased $1.7 million for the year ended June 30, 2001 when compared to the prior year. The increase in interest income on commercial and multi-family real estate loans was attributable to an increase of $18.3 million in the average outstanding balance for the year ended June 30, 2001 compared to the prior year. The growth in interest income on this portfolio was also due to an increase in the average yield earned on commercial and multi-family real estate loans. The average yield increased to 8.63% for fiscal 2001 compared to 8.53% for the year ended June 30, 2000.

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

Net Interest and Dividend Income. Net interest and dividend income for the year ended June 30, 2001 was $40.8 million, reflecting an increase from $40.6 million recorded in the prior fiscal year. Average net interest-earning assets increased $7.4 million for the year ended June 30, 2001 when compared to the prior year, while the net interest margin of 2.43% for fiscal 2001 reflected a 0.14% decline from 2.57% for the year ended June 30, 2000. The compression in the net interest margin when compared to the prior year was attributable to increased short-term interest rates and the resulting rise in the Company's cost of funds, as well as continued stock repurchases by the Company. However, the margin for the fourth quarter of fiscal 2001 of 2.53% improved from a margin of 2.45% for the June 30, 2000 quarter as short term market interest rates began to decline substantially during the latter half of fiscal 2001.

Provision for Loan Losses. The provision for loan losses for the year ended June 30, 2001 was $625,000 compared to $860,000 for the prior fiscal year. The allowance for loan losses at June 30, 2001 of $4.2 million reflects a $265,000 increase from the June 30, 2000 level. The allowance for loan losses as a percentage of non-performing loans was 259.50% at June 30, 2001, compared to 146.70% at June 30, 2000. The increase was principally attributable to a decline in the Company's non-performing loans. The allowance for loan losses as a percentage of total loans at June 30, 2001 was 0.33%.

Non-Interest Income. For the year ended June 30, 2001, non-interest income was $3.8 million compared to $2.9 million for the prior fiscal year. The increase in non-interest income was primarily due to an increase in the net gain on sales of loans during fiscal 2001 when compared to fiscal 2000. During the year ended June 30, 2001, the net gain on sales of loans was $666,000 as compared to $36,000 for the year ended June 30, 2000. Under a Company strategy of selling conforming, fixed rate one- to four-family residential loan production, approximately $29 million of such loans were sold during fiscal 2001, generating gains of $259,000 for the year ended June 30, 2001. In addition, during the year ended June 30, 2001, the Company sold approximately $65 million of longer duration, one- to four-family residential mortgage loans in an effort to improve liquidity, interest rate risk and net interest margin and recorded net gain on sales of such loans of $407,000. Effective with the issuance of the $12 million of Trust Preferred securities in March 2001, a determination was made whereby conforming, fixed rate one- to four-family mortgage loan production would not be sold for a period of time to leverage the proceeds of such issuance. Service charge income increased to $2.5 million for the year ended June 30, 2001 versus $2.2 million for the comparable prior year. The net gain from real estate operations was $65,000 for the year ended June 30, 2001 compared to $114,000 for the year ended June 30, 2000. Other non-interest income for the year ended June 30, 2000 included a $48,000 gain on the sale of a former branch location.

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

In the event that the Company should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of FHLB of New York advances and reverse repurchase agreements. In addition, the Company may access funds, if necessary, through the use of a $50.0 million overnight repricing line of credit and a $50.0 million variable rate one-month overnight repricing line of credit from the FHLB of New York. The Company uses its liquid resources principally to fund maturing certificates of deposit and deposit withdrawals, to purchase loans and securities, to fund existing and future loan commitments, and to meet operating expenses. At June 30, 2002, the Company had outstanding commitments to extend credit which amounted to $130.9 million (including $92.1 million in available lines of credit), commitments to sell loans of $4.4 million and commitments to purchase loans of $455,000. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

The Company's cash needs for the year ended June 30, 2002 were provided by operating activities, including the sale of loans, proceeds from maturities of investment securities, increased deposits and principal repayments of loans and mortgage-backed securities. During fiscal 2002, the cash provided was primarily used to fund investing activities, which included the origination and purchase of loans and the purchase of investment and mortgage-backed securities and to paydown other borrowings. During fiscal 2001, the Company's cash needs were provided by operating activities, including the sales of loans, by proceeds from the Trust Preferred securities offering and by maturities of investment securities. The Company's fiscal 2001 cash needs were also provided by increased deposits, an increase in advances from the FHLB of New York and other borrowings and principal repayments of loans and mortgage-backed securities. During fiscal 2001, the cash provided was used for investing activities, which included the origination and purchase of loans and the purchase of investment and mortgage-backed securities. Additionally, in fiscal 2001 cash provided was used for the repurchase of common stock. The Company's cash needs for the year ended June 30, 2000 were provided by operating activities, proceeds from maturities of investment securities, an increase in advances from the FHLB of New York and other borrowings, increased deposits and principal repayments on loans and mortgage-backed securities. During fiscal 2000, the cash provided was primarily used to fund investing activities, which included the origination and purchase of loans and the purchase of investment securities.

Current regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percentage of risk-adjusted assets; a ratio of core capital to risk-adjusted assets; a leverage ratio of core capital to total adjusted assets; and a tangible capital ratio expressed as a percentage of total adjusted assets. As of June 30, 2002, the Bank exceeded all regulatory capital requirements and qualified as a "well-capitalized" institution. See "Regulation" and Note N - Stockholders' Equity and Regulatory Capital, in the Notes to Consolidated Financial Statements.

The Company initiated a quarterly cash dividend on its common stock of $0.035 per share in the second quarter of fiscal 1997. The quarterly cash dividend was increased to $0.04 per share in the second quarter of fiscal 1999 and increased to $0.05 per share in the fourth quarter of fiscal 2001. The quarterly cash dividend was increased to $0.06 per share in the second quarter of fiscal 2002 and was recently increased again to $0.10 per share effective with the first quarter dividend for fiscal 2003. Total dividends paid for the years ended June 30, 2002, 2001, and 2000 were $0.23 per share, $0.17 per share and $0.16 per share, respectively. The declaration and payment of dividends are subject to, among other things, PennFed's financial condition and results of operations, regulatory capital requirements, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors.

Item 8. Financial Statements and Supplementary Data

Independent Auditors' Report

Board of Directors and Stockholders
PennFed Financial Services, Inc. and Subsidiaries
West Orange, New Jersey

We have audited the accompanying consolidated statements of financial condition of PennFed Financial Services, Inc. and Subsidiaries (the "Company") as of June 30, 2002 and 2001, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PennFed Financial Services, Inc. and Subsidiaries as of June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.



/s/ Deloitte & Touche LLP
-------------------------
DELOITTE & TOUCHE LLP


Parsippany, New Jersey
July 26, 2002

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                 Consolidated Statements of Financial Condition

                                                                                                  June 30,
                                                                                        -----------------------------
                                                                                           2002             2001
                                                                                        -----------------------------
                                                                                            (Dollars in thousands)
Assets
Cash and cash equivalents ..........................................................    $    37,189     $    15,771
Investment securities available for sale, at market value, amortized cost of
   $4,266 at June 30, 2002 .........................................................          4,295              --
Investment securities held to maturity, at amortized cost, market value
   of $178,676 and $327,245 at June 30, 2002 and 2001 ..............................        179,490         333,969
Mortgage-backed securities held to maturity, at amortized cost, market value
   of $174,036 and $136,592 at June 30, 2002 and 2001 ..............................        169,689         135,606
Loans held for sale ................................................................          1,592              83
Loans receivable, net of allowance for loan losses of $5,821 and $4,248
   at June 30, 2002 and 2001 .......................................................      1,439,668       1,295,409
Premises and equipment, net ........................................................         19,598          20,354
Real estate owned, net .............................................................             28             500
Federal Home Loan Bank of New York stock, at cost ..................................         25,656          26,218
Accrued interest receivable, net ...................................................          9,564          11,590
Goodwill and other intangible assets ...............................................          5,043           6,983
Other assets .......................................................................            615           2,894
                                                                                        -----------------------------
                                                                                        $ 1,892,427     $ 1,849,377
                                                                                        ===========================
Liabilities and Stockholders' Equity
Liabilities:
   Deposits ........................................................................    $ 1,174,507     $ 1,085,335
   Federal Home Loan Bank of New York advances .....................................        504,465         454,465
   Other borrowings ................................................................         23,314         127,640
   Mortgage escrow funds ...........................................................         12,772          11,979
   Accounts payable and other liabilities ..........................................         14,071          12,967
                                                                                        -----------------------------
   Total liabilities ...............................................................      1,729,129       1,692,386
                                                                                        -----------------------------
   Guaranteed Preferred Beneficial Interests in the
    Company's Junior Subordinated Debentures .......................................         46,500          46,500
   Unamortized issuance expenses ...................................................         (1,963)         (2,039)
                                                                                        -----------------------------
   Net Trust Preferred securities ..................................................         44,537          44,461
                                                                                        -----------------------------
Commitments and Contingencies (Note M)

Stockholders' Equity:
   Serial preferred stock, $.01 par value,
     7,000,000 shares authorized, no shares issued .................................             --              --
   Common stock, $.01 par value, 15,000,000 shares authorized,
     11,900,000 shares issued and 7,347,552 and 7,620,329 shares outstanding at June 30, 2002 and 2001 (excluding shares held in treasury of
     4,552,448 and4,279,671 at June 30, 2002 and 2001) .............................             60              60
   Additional paid-in capital ......................................................         63,820          61,504
   Employee Stock Ownership Plan Trust debt ........................................         (1,244)         (1,801)
   Retained earnings, partially restricted .........................................        114,444         102,694
   Accumulated other comprehensive income, net of taxes ............................             18              --
   Treasury stock, at cost, 4,552,448 and 4,279,671 shares at June 30, 2002 and 2001        (58,337)        (49,927)
                                                                                        -----------------------------
   Total stockholders' equity ......................................................        118,761         112,530
                                                                                        -----------------------------
                                                                                        $ 1,892,427     $ 1,849,377
                                                                                        =============================

See notes to consolidated financial statements

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                       Consolidated Statements of Income

                                                                           For the years ended June 30,
                                                               ---------------------------------------------------
                                                                   2002                2001               2000
                                                               ---------------------------------------------------
                                                                              (Dollars in thousands)
Interest and Dividend Income:
 Interest and fees on loans . . . . . . . . . . . . . . .      $   93,496          $   90,246        $    82,026
 Interest on federal funds sold . . . . . . . . . . . . .               1                  61                 17
 Interest and dividends on investment securities . . . . .         17,323              22,716             22,547
 Interest on mortgage-backed securities . . . . . . . . .          10,519               7,335              7,173
                                                               ---------------------------------------------------
                                                                  121,339             120,358            111,763
                                                               ---------------------------------------------------
Interest Expense:
 Deposits . . . . . . . . . . . . . . . . . . . . . . . .          42,181              51,285             46,758
 Borrowed funds . . . . . . . . . . . . . . . . . . . . .          30,681              28,299             24,443
                                                               ---------------------------------------------------
                                                                   72,862              79,584             71,201
                                                               ---------------------------------------------------
Net Interest and Dividend Income Before
Provision for Loan Losses . . . . . . . . . . . . . . . .          48,477              40,774             40,562
Provision for Loan Losses . . . . . . . . . . . . . . . .           1,625                 625                860
                                                               ---------------------------------------------------
Net Interest and Dividend Income After
Provision for Loan Losses . . . . . . . . . . . . . . . .          46,852              40,149             39,702
                                                               ---------------------------------------------------

Non-Interest Income:
 Service charges . . . . . . . . . . . . . . . . . . . . .          2,961               2,495              2,172
 Net gain from real estate operations . . . . . . . . . .              87                  65                114
 Net gain on sales of loans . . . . . . . . . . . . . . .             194                 666                 36
 Other . . . . . . . . . . . . . . . . . . . . . . . . . .            975                 588                625
                                                               ---------------------------------------------------
                                                                    4,217               3,814              2,947
                                                               ---------------------------------------------------

Non-Interest Expenses:
 Compensation and employee benefits . . . . . . . . . . .          13,203              11,283              9,843
 Net occupancy expense . . . . . . . . . . . . . . . . . .          1,603               1,659              1,663
 Equipment . . . . . . . . . . . . . . . . . . . . . . . .          2,318               1,877              1,763
 Advertising . . . . . . . . . . . . . . . . . . . . . . .            484                 475                393
 Amortization of intangibles . . . . . . . . . . . . . . .          1,940               2,014              2,121
 Federal deposit insurance premium . . . . . . . . . . . .            203                 217                429
 Preferred securities expense . . . . . . . . . . . . . .           4,368               3,452              3,132
 Other . . . . . . . . . . . . . . . . . . . . . . . . . .          4,331               3,665              3,384
                                                               ---------------------------------------------------
                                                                   28,450              24,642             22,728
                                                               ---------------------------------------------------
Income Before Income Taxes . . . . . . . . . . . . . . . .         22,619              19,321             19,921
Income Tax Expense . . . . . . . . . . . . . . . . . . . .          8,036               6,808              7,051
                                                               ---------------------------------------------------
Net Income . . . . . . . . . . . . . . . . . . . . . . . .     $   14,583          $   12,513         $   12,870
                                                               ===================================================

Weighted average number of common shares outstanding:
 Basic . . . . . . . . . . . . . . . . . . . . . . . . . .      7,225,613           7,609,221          8,138,104
                                                               ===================================================
 Diluted . . . . . . . . . . . . . . . . . . . . . . . . .      7,768,422           8,098,603          8,582,513
                                                               ===================================================
Net income per common share:
 Basic . . . . . . . . . . . . . . . . . . . . . . . . . .     $     2.02          $     1.64         $     1.58
                                                               ===================================================
 Diluted . . . . . . . . . . . . . . . . . . . . . . . . .     $     1.88          $     1.55         $     1.50
                                                               ===================================================


See notes to consolidated financial statements.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                  Consolidated Statements of Comprehensive Income


                                                                                      For the years ended June 30,
                                                                              -------------------------------------------
                                                                                2002              2001            2000
                                                                              -------------------------------------------
                                                                                             (In thousands)
Net income ............................................................        $14,583          $12,513          $12,870
Other comprehensive income, net of tax:
 Unrealized gains (losses) on investment securities available for sale:
   Unrealized holding gains arising during period .....................             18               --               --
                                                                              -------------------------------------------
Comprehensive income ..................................................        $14,601          $12,513          $12,870
                                                                              ===========================================


See notes to consolidated financial statements.

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


                           Consolidated Statements of
                        Changes in Stockholders' Equity
                For the Years Ended June 30, 2002, 2001 and 2000


                                                                           Restricted   Employee
                                                                             Stock -      Stock               Accumulated
                                                Serial          Additional Management   Ownership               Other
                                              Preferred Common   Paid-In   Recognition  Plan Trust  Retained Comprehensive Treasury
                                                Stock   Stock    Capital       Plan        Debt     Earnings     Income     Stock
                                              --------------------------------------------------------------------------------------
                                                                                   (Dollars in thousands)

Balance at June 30, 1999...................... $  --   $   59    $59,488      $  --     $(2,804)    $ 80,673   $  --      $(29,916)
Allocation of Employee Stock Ownership
 Plan (ESOP) stock............................                                              484
ESOP and Management Recognition
 Plan (MRP) adjustment........................                       999
Purchase of 492,000 shares of treasury stock                                                                                (6,931)
Issuance of 72,461 shares of treasury stock
 for options exercised and Dividend
 Reinvestment Plan (DRP)......................                                                          (362)                 725
Reissuance of 2,142 shares for MRP............              1         36        (36)
Amortization of MRP stock.....................                                   36
Cash dividends of $0.16 per common share......                                                        (1,341)
Net income for the year ended June 30, 2000                                                           12,870
                                              --------------------------------------------------------------------------------------
Balance at June 30, 2000......................    --       60     60,523         --      (2,320)      91,840      --        (36,122)
Allocation of ESOP stock......................                                              519
ESOP adjustment...............................                       981
Purchase of 845,000 shares of treasury stock                                                                                (14,545)
Issuance of 69,310 shares of treasury stock
 for options exercised and DRP................                                                          (343)                   740
Cash dividends of $0.17 per common share......                                                        (1,316)
Net income for the year ended June 30, 2001                                                           12,513
                                              --------------------------------------------------------------------------------------
Balance at June 30, 2001......................    --       60     61,504         --      (1,801)     102,694      --        (49,927)
Allocation of ESOP stock......................                                              557
ESOP adjustment...............................                     2,316
Purchase of 500,000 shares of treasury stock                                                                                (11,119)
Issuance of 227,223 shares of treasury stock
 for options exercised and DRP................                                                        (1,157)                 2,709
Cash dividends of $0.23 per common share......                                                        (1,676)
Unrealized gain on investment securities
 available for sale, net of income taxes......                                                                     18
Net income for the year ended June 30, 2002                                                           14,583
                                               -------------------------------------------------------------------------------------
Balance at June 30, 2002...................... $  --   $   60    $63,820      $  --     $(1,244)    $114,444      $18      $(58,337)
                                               =====================================================================================

See notes to consolidated financial statements

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


Consolidated Statements of Cash Flows


                                                                                  For the years ended June 30,
                                                                             --------------------------------------
                                                                                2002          2001          2000
                                                                             --------------------------------------
                                                                                         (In thousands)
Cash Flows from Operating Activities:
  Net income ............................................................    $  14,583     $  12,513     $  12,870
  Adjustments to reconcile net income to net cash provided by operating activities:
  Net gain on sales of loans ............................................         (194)         (666)          (36)
  Proceeds from sales of loans held for sale ............................       16,846        94,765         5,568
  Net gain on sales of real estate owned ................................         (218)         (101)         (126)
  Amortization of investment and mortgage-backed securities premium, net           448           171           192
  Depreciation and amortization .........................................        1,887         1,421         1,385
  Provision for losses on loans and real estate owned ...................        1,676           641           860
  Amortization of cost of stock plans ..................................         2,873         1,499         1,520
  Amortization of intangibles ...........................................        1,940         2,014         2,121
  Amortization of premiums on loans and loan fees .......................        3,703         2,278         1,437
  Amortization of Trust Preferred securities issuance costs .............           76            65            62
  (Increase) decrease in accrued interest receivable, net of accrued
   interest payable ......................................................       1,339        (1,076)       (1,659)
  (Increase) decrease in other assets ...................................        2,279           696          (200)
  Decrease in deferred income tax liability .............................         (396)         (320)         (118)
  Increase (decrease) in accounts payable and other liabilities .........        1,490          (268)        2,058
  Increase in mortgage escrow funds .....................................          793            91         1,786
  Other, net ............................................................          (19)           --           (34)
                                                                             --------------------------------------
  Net cash provided by operating activities .............................       49,106       113,723        27,686
                                                                             --------------------------------------
Cash Flows From Investing Activities:
  Proceeds from sale of investment securities available for sale ........           14            --            --
  Proceeds from maturities of investment securities .....................      304,586        50,011        10,175
  Purchases of investment securities held to maturity ...................     (150,148)      (81,034)      (19,991)
  Purchases of investment securities available for sale .................       (4,281)           --            --
  Net outflow from loan originations net of principal repayments of loans     (201,815)     (145,281)      (94,799)
  Purchases of loans ....................................................      (31,861)      (36,319)     (106,049)
  Proceeds from principal repayments of mortgage-backed securities ......       51,797        31,908        40,522
  Purchases of mortgage-backed securities ...............................      (20,364)      (32,383)         (220)
  Proceeds from sale of premises and equipment ..........................           14            --           250
  Purchases of premises and equipment ...................................       (1,126)       (1,699)       (2,487)
  Net inflow from real estate owned activity ............................          644           612         1,161
  (Purchases) redemptions of Federal Home Loan Bank of New York stock ...          562        (3,923)       (5,672)
                                                                             --------------------------------------
  Net cash used in investing activities .................................      (51,978)     (218,108)     (177,110)
                                                                             --------------------------------------

Cash Flows From Financing Activities:
  Net increase in deposits ..............................................       89,859         4,698        17,862
  Increase (decrease) in advances from the Federal Home Loan Bank of New
   York and other borrowings ............................................      (54,326)      105,465       143,437
  Net proceeds from issuance of Trust Preferred securities ..............           --        11,591            --
  Cash dividends paid ...................................................       (1,676)       (1,316)       (1,341)
  Purchases of treasury stock, net of reissuance ........................       (9,567)      (14,148)       (6,568)
                                                                             --------------------------------------
  Net cash provided by financing activities .............................       24,290       106,290       153,390
                                                                             --------------------------------------
  Net Increase in Cash and Cash Equivalents .............................       21,418         1,905         3,966
  Cash and Cash Equivalents, Beginning of Year ..........................       15,771        13,866         9,900
                                                                             --------------------------------------
  Cash and Cash Equivalents, End of Year ................................    $  37,189     $  15,771     $  13,866
                                                                             ======================================

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
  Interest ..............................................................    $  73,401     $  78,790     $  71,043
                                                                             ======================================
  Income taxes ..........................................................    $   7,743     $   6,951     $   7,608
                                                                             ======================================
Supplemental Schedule of Non-Cash Activities:
  Transfer of loans receivable to real estate owned, net ................    $       6     $     692     $     382
                                                                             ======================================
  Transfer of loans receivable to loans held for sale, at market ........    $  18,160     $  94,182     $     352
                                                                             ======================================
  Securitization of loans receivable and transfer to mortgage-backed
  securities ............................................................    $  65,923     $  47,661     $      --
                                                                             ======================================
  Transfer of premises and equipment, net to real estate owned, net .....    $      --     $      --     $      50
                                                                             ======================================

  See notes to consolidated financial statements.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                   Notes to Consolidated Financial Statements
                    Years Ended June 30, 2002, 2001 and 2000

A.  Summary of Significant Accounting Policies

PennFed Financial Services, Inc. ("PennFed") was organized in March 1994 for the purpose of becoming the savings and loan holding company for Penn Federal Savings Bank (the "Bank") in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank (the "Conversion").

Principles of Consolidation -- The consolidated financial statements of PennFed and subsidiaries (with its subsidiaries, the "Company") include the accounts of PennFed and its subsidiaries (the Bank, PennFed Capital Trust I and PennFed Capital Trust II). PennFed owns all of the outstanding stock of the Bank issued on July 14, 1994. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant area in the accompanying financial statements where estimates have an impact is in the allowance for loan losses.

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

The Company classifies investment securities and mortgage-backed securities as either held to maturity or available for sale. Investment securities and mortgage-backed securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, since the Company has both the ability and intent to hold the securities to maturity. Investments available for sale are carried at market value with unrealized gains and losses excluded from earnings and reported as accumulated other comprehensive income in stockholders' equity. Unrealized gains and losses are accounted for on a specific identification method. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

Loans Held for Sale -- Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Aggregate net unrealized losses are recorded as a valuation allowance and recognized as charges to income.

Loans Receivable -- Loans are stated at unpaid principal balances, net of the allowance for loan losses, unamortized premiums and deferred loan fees. Interest income on loans is accrued and credited to income as earned. Loan origination fees and premiums on purchased loans are deferred and amortized to interest income over the life of the loan as an adjustment to the loan's yield.

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

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

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

Real Estate Owned -- Real estate properties acquired by foreclosure are recorded at the lower of cost or estimated fair value less anticipated costs to dispose with any write down charged against the allowance for loan losses. Subsequent valuations are periodically performed by management and the carrying value is adjusted by a charge to expense to reflect any subsequent declines in the estimated fair value or increases in the estimated costs to dispose. Unanticipated declines in real estate values may result in increased foreclosed real estate expense in the future. Routine holding costs are charged to expense as incurred and improvements to real estate owned that increase the fair value of the real estate are capitalized. Gains on sale of real estate owned are generally recognized upon disposition of the property. Losses are charged to operations as incurred.

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

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

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

B.  Branch Acquisitions

In 1995, the Bank acquired the deposit liabilities and certain of the assets and other liabilities of three of the Company's branch offices. The Bank recorded a total deposit premium intangible asset of $18,141,000 in connection with the acquisition. For the years ended June 30, 2002, 2001 and 2000, amortization of the deposit premium intangible of $1,814,000 was recorded each year. At June 30, 2002 and 2001, the deposit premium intangible was $4,989,000 and $6,803,000, respectively.

The Company acquired First Federal Savings and Loan Association of Montclair effective September 1989. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to assets and liabilities acquired based on their fair value at their date of acquisition. For each of the years ended June 30, 2002, 2001 and 2000, the effect of the amortization of goodwill was to reduce income before income taxes by approximately $126,000, $200,000 and $274,000, respectively. At June 30, 2002 and 2001, goodwill was $54,000 and $180,000, respectively.

C.  Investment Securities

                                                                            Gross          Gross        Estimated
                                                              Amortized   Unrealized     Unrealized    Fair Market
                                                                 Cost       Gains          Losses         Value
                                                              -----------------------------------------------------
                                                                                   (In thousands)
June 30, 2002
Available for Sale:
Equity securities ........................................    $   4,266    $      29     $      --     $   4,295
                                                              =====================================================
Held to Maturity:
U.S. government agency obligations .......................    $ 145,160    $     429     $  (1,094)    $ 144,495
Corporate bonds ..........................................        1,034           46            --         1,080
Trust preferred securities ...............................       33,296          301          (496)       33,101
                                                              -----------------------------------------------------
 Total held to maturity ..................................    $ 179,490    $     776     $  (1,590)    $ 178,676
                                                              =====================================================


June 30, 2001
Held to Maturity:
U.S. government agency obligations .......................    $ 304,538    $      --     $  (5,482)    $ 299,056
Obligations of states and political subdivisions .........           10            1            --            11
Corporate bonds ..........................................        1,038           24            --         1,062
Trust preferred securities ...............................       28,383           26        (1,293)       27,116
                                                              -----------------------------------------------------
 Total held to maturity ..................................    $ 333,969    $      51     $  (6,775)    $ 327,245
                                                              =====================================================

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

The amortized cost and estimated fair market value of investment securities held to maturity at June 30, 2002, by contractual maturity, are shown below. The expected maturity may differ from the contractual maturity because issuers may have the right to call obligations. Available for sale securities have been excluded from the table as they are equity securities.

                                                                   Estimated
                                                      Amortized   Fair Market
                                                        Cost         Value
                                                      ------------------------
June 30, 2002                                              (In thousands)
Held to Maturity:
Maturing after five years but within ten years ....... $  5,734     $  5,775
Maturing after ten years .............................  173,756      172,901
                                                       ----------------------
  Total held to maturity ............................. $179,490     $178,676
                                                       ======================

At June 30, 2002 and 2001, investment securities with a carrying value of $49,265,000 and $ 174,879,000, respectively, were pledged to secure Federal Home Loan Bank of New York advances and other borrowings.

For the year ended June 30, 2002, the Company sold $14,800 of investment securities available for sale for proceeds of $14,500. Gross losses of less than $1,000 were recognized on the sale. There were no sales of investment securities for the years ended June 30, 2001 and 2000.

D.  Mortgage-Backed Securities
                                                       June 30,
                                               -----------------------
                                                 2002           2001
                                               -----------------------
                                                     (In thousands)
Ginnie Mae ...............................     $    642       $  1,035
Freddie Mac ..............................       84,757         42,961
Fannie Mae ...............................       82,891         90,662
Collateralized Mortgage Obligations/REMICs           42             59
                                               -----------------------
                                                168,332        134,717
Unamortized premiums, net ................        1,357            889
                                               -----------------------
                                               $169,689       $135,606
                                               =======================

The estimated fair market values of mortgage-backed securities were $174,036,000 and $136,592,000 at June 30, 2002 and 2001, respectively. There were no sales of mortgage-backed securities in the years ended June 30, 2002, 2001 and 2000.

The carrying value of mortgage-backed securities pledged were as follows:

                                                              June 30,
                                                      ------------------------
                                                        2002            2001
                                                      ------------------------
                                                           (In thousands)
Pledged to secure:
Federal Home Loan Bank of New York advances ......... $130,817       $ 52,530
Other borrowings ....................................   10,318         40,700
Public funds on deposit..............................    1,871          2,816
                                                      ------------------------
                                                      $143,006       $ 96,046
                                                      ========================

Collateralized mortgage obligations consist primarily of fixed and adjustable rate sequentially paying securities with short durations.

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


The gross unrealized gains and losses of mortgage-backed securities held at June 30, 2002 and 2001 were as follows:


                                                June 30, 2002          June 30, 2001
                                            ----------------------------------------------
                                              Gross       Gross       Gross       Gross
                                            Unrealized  Unrealized  Unrealized  Unrealized
                                              Gains       Losses      Gains       Losses
                                            ----------------------------------------------
                                                            (In thousands)
Ginnie Mae ...............................    $   54     $   --      $   71         $--
Freddie Mac ..............................     2,384         --         823          78
Fannie Mae ...............................     1,929         21         822         652
Collateralized Mortgage Obligations/REMICs         1         --          --          --
                                            ----------------------------------------------
                                              $4,368     $   21      $1,716      $  730
                                            ==============================================


E. Loans Receivable, Net
                                                           June 30,
                                                  --------------------------
                                                     2002              2001
                                                  --------------------------
                                                        (In thousands)
First Mortgage Loans:
  Conventional ................................  $ 1,168,914     $ 1,061,343
  FHA insured..................................        2,838           3,865
  VA guaranteed ...............................          393             611
                                                  --------------------------
  Total one- to four-family ...................    1,172,145       1,065,819
  Commercial and multi-family .................      144,585         108,625
                                                  --------------------------
Total first mortgage loans ....................    1,316,730       1,174,444
                                                  --------------------------
Consumer:
  Second mortgages ............................       58,671          48,133
  Home equity lines of credit .................       55,247          60,412
  Other .......................................        6,948           7,140
                                                   --------------------------
Total consumer loans...........................      120,866         115,685
                                                   --------------------------
Total loans....................................    1,437,596       1,290,129
                                                   --------------------------
Add (Less):
  Allowance for loan losses....................       (5,821)         (4,248)
  Unamortized premium .........................        1,764           2,764
  Unearned income on consumer loans ...........           (1)             (1)
  Net deferred loan fees ......................        7,722           6,848
                                                  --------------------------
                                                       3,664           5,363
                                                  --------------------------
                                                  $1,441,260      $1,295,492
                                                  ==========================

At June 30, 2002, there were $1,592,000 one- to four-family mortgage loans included in loans held for sale. At June 30, 2002, there were commitments to sell these loans. At June 30, 2001, there was an $83,000 FHA one- to four-family mortgage loan included in loans held for sale. At June 30, 2001, there was no commitment to sell this loan.

Non-accruing  loans at June 30, 2002 and 2001 were  $3,275,000  and  $1,637,000, respectively, which represents 0.23% and 0.13%, respectively, of total loans outstanding. The total interest income that would have been recorded for the years ended June 30, 2002 and 2001, had these loans been current in accordance with their original terms, or since the date of origination if outstanding for only part of the year, was approximately $121,000 and $60,000, respectively.

At June 30, 2002 there were no impaired loans. At June 30, 2001 impaired loans totaled $49,000. The average balance of impaired loans for the years ended June 30, 2002 and 2001 was $121,000 and $61,000, respectively. All impaired loans have a related allowance for losses, which totaled $0 and $12,000 at June 30, 2002 and 2001, respectively. Interest income related to impaired loans is recognized under the cash-basis method. Interest income recognized on impaired loans for the years ended June 30, 2002 and 2001 was $23,000 and $12,000, respectively.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

Total interest income that would have been recorded for the years ended June 30, 2002 and 2001, had these loans been current in accordance with their loan terms, was approximately $5,000 and $7,000, respectively.

The following is an analysis of the allowance for loan losses:

                                                                Year ended June 30,
                                                        -----------------------------------
                                                           2002        2001        2000
                                                        -----------------------------------
                                                                 (In thousands)
Balance, beginning of year ..........................    $ 4,248     $ 3,983     $ 3,209
Provisions for losses on loans.......................      1,625         625         860
Recoveries ..........................................         --          --          37
Losses  charged to  allowance .......................        (52)       (360)       (123)
                                                        -----------------------------------
Balance,  end of year ...............................    $ 5,821     $ 4,248     $ 3,983
                                                        ===================================

The Company's loan portfolio consists primarily of loans secured by residential and commercial real estate located in its market areas. Therefore, the collectibility of these loans is dependent to a large degree on the overall strength of the New Jersey economy, as well as the specific strength of the real estate sector.

At June 30, 2002 and 2001, commercial and multi-family real estate loans totaled $144,585,000 and $108,625,000, respectively. These loans are considered by management to be of somewhat greater risk of collectibility due to their dependency on income production. The majority of the Company's commercial and multi-family real estate loans were collateralized by real estate located in New Jersey. Commercial and multi-family real estate loans collateralized by multi-family or mixed use properties were $41,971,000 and $35,239,000 at June 30, 2002 and 2001, respectively. At June 30, 2002 and 2001, the commercial and multi-family real estate loan portfolio included $1,791,000 and $1,923,000, respectively, of lines of credit secured by non-real estate business assets. Furthermore, there were $7,278,000 and $1,217,000 of loans outstanding at June 30, 2002 and 2001, respectively, under the Accounts Receivable Financing Program for small and mid-sized businesses. The remaining loans in this portfolio were collateralized by other types of non-residential, commercial real estate properties.

Loans serviced for others totaled approximately $167,829,000 and $141,488,000 at June 30, 2002 and 2001, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, collection activities and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges assessed to borrowers, such as late payment fees. In connection with these loans serviced for others, the Company held borrowers escrow balances of $1,739,000 and $1,588,000 at June 30, 2002 and 2001, respectively.

F.  Premises and Equipment, Net
                                                              June 30,
                                                         --------------------
                                                           2002        2001
                                                         --------------------
                                                            (In thousands)
Land ................................................    $ 4,622    $ 4,563
Buildings and improvements ..........................     16,343     16,137
Leasehold improvements ..............................      1,624      1,612
Furniture and equipment .............................     12,879     12,066
                                                         --------------------
                                                          35,468     34,378

Less: accumulated depreciation and amortization .....     15,870     14,024
                                                         --------------------
                                                         $19,598    $20,354
                                                         ====================

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

G. Real Estate Owned
                                                                June 30,
                                                          -------------------
                                                            2002       2001
                                                          -------------------
                                                             (In thousands)
Acquired by foreclosure or deed in lieu of foreclosure...  $ 110      $ 531
Allowance for losses on real estate owned ...............    (82)       (31)
                                                          --------------------
Real estate owned, net ..................................  $  28      $  50
                                                          ===================

Results of real estate operations were as follows:

                                                     Year ended June 30,
                                                 ---------------------------
                                                  2002      2001      2000
                                                 ---------------------------
                                                       (In thousands)
Net gain on sales of real estate owned ......    $ 218     $ 101     $ 126
Holding costs ...............................      (80)      (20)      (12)
Provision for losses on real estate owned....      (51)      (16)       --
                                                 ---------------------------
Net gain from real estate operations ........    $  87     $  65     $ 114
                                                 ===========================


Activity in the allowance for losses on real estate owned was as follows:

                                                      Year ended June 30,
                                                 -----------------------------
                                                   2002      2001       2000
                                                 -----------------------------
                                                         (In thousands)
Balance, beginning of year ...................    $ 31      $ 33       $ 82
Provisions charged to operations..............      51        16         --
Losses charged to allowance ..................      --       (18)       (49)
                                                 -----------------------------
Balance, end of year .........................    $ 82      $ 31       $ 33
                                                 =============================

H. Deposits

                                                   June 30, 2002           June 30, 2001
                                              -------------------------------------------------
                                                           Weighted                Weighted
                                                            Average                Average
                                                Amount  Interest Rate    Amount  Interest Rate
                                              -------------------------------------------------
                                                          (Dollars in thousands)
Non-interest-bearing demand ..............    $   57,285               $   50,677
Interest-bearing demand ..................        91,392     1.28%         65,857     1.10%
Money market accounts ....................        20,317     1.48          17,091     2.80
Savings accounts .........................       311,740     2.72         183,806     1.88
Certificates with remaining maturities of:
 One year or less ........................       432,807     4.03         490,118     4.97
 Over one year to three years ............       224,065     4.56         219,215     5.86
 Over three years to five years ..........        35,255     4.75          56,238     6.09
                                              ----------               ----------

Total certificates .......................       692,127     4.24         765,571     5.30
Accrued interest payable .................         1,646                    2,333
                                              ----------               ----------
                                              $1,174,507     3.35%     $1,085,335     4.17%
                                              ==========               ==========


The  aggregate  amount of accounts with a  denomination  of $100,000 or more was
approximately   $234,551,000  and  $167,393,000  at  June  30,  2002  and  2001,
respectively.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

I.  Federal Home Loan Bank of New York Advances and Other Borrowings

The following table presents Federal Home Loan Bank of New York ("FHLB of New York") advances at the earlier of the callable date or maturity date:


                                                      June 30, 2002                June 30, 2001
                                                  ---------------------------------------------------
                                                              Weighted                    Weighted
                                                               Average                     Average
                                                   Amount   Interest Rate      Amount   Interest Rate
                                                  ---------------------------------------------------
                                                               (Dollars in thousands)
Within one year ..............................    $125,000       5.98%       $ 70,000        6.06%
After one year but within two years ..........      79,000       5.48         145,000        5.98
After two years but within three years .......     160,000       5.86          79,000        5.48
After three years but within four years.......     120,000       5.30          90,000        6.37
After four years but within five years .......      20,465       5.02          70,000        6.09
After five years .............................          --         --             465        7.39
                                                  --------                   --------
                                                  $504,465       5.66%       $454,465        6.00%
                                                  ========                   ========


The FHLB of New York advances are all fixed rate borrowings collateralized either under a blanket pledge agreement by one- to four-family mortgage loans or with investment and mortgage-backed securities.

At June 30, 2002, the Company had available from the FHLB of New York an overnight repricing line of credit for $50,000,000 which expires on May 9, 2003. The line of credit has a variable interest rate. At June 30, 2002 there were no overnight borrowings under this credit line. At June 30, 2001, the Company had $59,450,000 of overnight borrowings with an interest rate of 4.23% under a $100,000,000 overnight repricing line of credit which expired on May 9 2002. In addition, the Company had available overnight variable repricing lines of credit with other correspondent banks totaling $7,000,000. There were no borrowings under these lines at June 30, 2002 or 2001. Also, the Company had available from the FHLB of New York a variable rate one-month overnight repricing line of credit for $50,000,000 which expires on May 9, 2003. There were no borrowings under this line at June 30, 2002 or 2001. The Company also has a $5,000,000 unsecured revolving line of credit. This line of credit has a variable interest rate tied to 30-day LIBOR. At June 30, 2002, the Company had $3,964,000 of borrowings under this line of credit with an interest rate of 3.34%. There were no borrowings under this line at June 30, 2001.

From time to time, the Company enters into sales of securities under agreements to repurchase ("reverse repurchase agreements"). These agreements are accounted for as financing arrangements and the obligations to repurchase securities sold are reflected as other borrowings in the accompanying Consolidated Statements of Financial Condition. The reverse repurchase agreements are collateralized by investment and mortgage-backed securities which continue to be carried as assets by the Company, with a carrying value of $20,318,000 and $70,700,000 and a market value of $20,512,000 and $69,929,000 at June 30, 2002 and 2001,
respectively. Based on the provisions of these reverse repurchase agreements, counterparties are not permitted to sell or repledge the collateral pledged by the Company.

The following table presents reverse repurchase agreements at the earlier of the callable date or the maturity date:

                                                              June 30, 2002            June 30, 2001
                                                   ---------------------------------------------------
                                                                Weighted                 Weighted
                                                                Average                  Average
                                                     Amount  Interest Rate   Amount    Interest Rate
                                                   ---------------------------------------------------
                                                                 (Dollars in thousands)
Within one year ................................     $    --       --%       $48,840        4.69%
After one year but within five years............      19,350      4.92        19,350        4.92
                                                     -------                 -------
                                                     $19,350      4.92%      $68,190        4.76%
                                                     =======                 =======

The average balance of reverse repurchase agreements for the years ended June 30, 2002 and 2001 was $39,858,000 and $32,688,000, respectively.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


J.  Guaranteed   Preferred   Beneficial   Interests  in  the  Company's   Junior
Subordinated  Debentures

In October 1997, PennFed formed a wholly-owned trust subsidiary, PennFed Capital Trust I (the "Trust I"). Effective October 21, 1997, Trust I sold $34.5 million of 8.90% cumulative trust preferred securities to the public which are reflected on the Consolidated Statements of Financial Condition as Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated Debentures (the "Trust Preferred securities"). Trust I used the proceeds from the sale of the Trust Preferred securities to purchase 8.90% junior subordinated deferrable interest debentures issued by PennFed. The sole assets of Trust I are $35.6 million of junior subordinated debentures which mature in 2027 and are redeemable at any time after five years. The obligations of PennFed related to Trust I constitute a full and unconditional guarantee by PennFed of Trust I Issuer's obligations under the Trust Preferred securities. The Company used the proceeds from the junior subordinated debentures for general corporate purposes, including a $20 million capital contribution to the Bank to support future growth.

In March 2001, PennFed formed a second wholly-owned trust subsidiary, PennFed Capital Trust II (the "Trust II"). Effective March 28, 2001, Trust II sold $12 million of 10.18% cumulative trust preferred securities in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act"). Therefore, these securities have not been registered under the Act. The trust preferred securities are reflected on the Consolidated Statements of Financial Condition as Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated Debentures. Distributions payable on these Trust Preferred securities, as well as the distributions payable on the $34.5 million of Trust Preferred securities issued in October 1997, are included as a component of non-interest expense on the Consolidated Statements of Income. Trust II used the proceeds from the sale of the Trust Preferred securities to purchase 10.18% junior subordinated deferrable interest debentures issued by PennFed. The sole assets of Trust II are $12.4 million of junior subordinated debentures which mature in 2031 and are redeemable at any time after ten years. The obligations of PennFed related to Trust II constitute a full and unconditional guarantee by PennFed of Trust II Issuer's obligations under the Trust Preferred securities. The Company used the proceeds from the junior subordinated debentures for general corporate purposes, including a $4.2 million capital contribution to the Bank to support future growth.

K.  Employee Benefit Plans

401(K) Plan

The Company's employee benefits include the Penn Federal Savings Bank 401(k) Plan (the "Plan"). All employees of the Company who work at least 1,000 hours per year and are at least 20 1/2 years old are eligible to participate in the Plan. The Plan provides for a discretionary Company match of employee contributions. For the years ended June 30, 2002, 2001 and 2000, expense related to the Plan was $155,000, $110,000 and $111,000, respectively. At June 30, 2002 and 2001, the Plan assets included common stock of the Company with a market value of $755,000 and $538,000, respectively.

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

The ESOP borrowed $4,760,000 from PennFed and purchased 952,000 shares of common stock issued in the Conversion. This loan is to be repaid from discretionary contributions by the Bank to the ESOP trust. The Bank has and intends to continue to make contributions to the ESOP in amounts at least equal to the principal and interest requirement of the debt, assuming a ten year term and an interest rate of 7.46%. Annual contributions to the ESOP, which are used to fund principal and interest payments on the ESOP debt, total $692,000. At June 30, 2002 and 2001, the loan had an outstanding balance of $1,244,000 and $1,801,000 and the ESOP had unallocated shares of

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

248,716 and 360,280, respectively. Based upon a $27.90 closing price per share of common stock on June 30, 2002, the unallocated shares had a fair value of $6,939,000. The unamortized balance of the ESOP debt is reflected as a reduction of stockholders' equity.

For the years ended June 30, 2002, 2001 and 2000, the Bank recorded compensation expense related to the ESOP of $2,494,000, $1,680,000 and $1,256,000,
respectively. The compensation expense related to the ESOP includes $2,020,000, $1,242,000 and $865,000, respectively, for a valuation adjustment to reflect the increase in the average fair value of allocated shares for the period from the time of purchase to the allocation date. The ESOP allocated 111,564, 103,818 and 96,612 shares for the years ended June 30, 2002, 2001 and 2000, respectively, to participants in the plan.

Management Recognition Plan

In connection with the Conversion, the Company established a Management Recognition Plan ("MRP") as a means of enhancing and encouraging the recruitment and retention of directors and officers. A maximum amount of an additional 4%, or 476,000 shares, of the shares outstanding upon Conversion were permitted to be awarded under the plan. All 476,000 shares of restricted stock were awarded under the MRP. The shares vested in equal installments, generally over a five-year period, with the final installment vesting on April 28, 1999. Of the total original shares awarded, 2,142 shares did not vest and were cancelled. These 2,142 shares were re-awarded and vested during the year ended June 30, 2000. No MRP expense was recorded for the years ended June 30, 2002 and 2001. For the year ended June 30, 2000, the Company recorded expense of $36,000 related to the MRP.

Stock Option Plan

In connection with the Conversion, the Company established the 1994 Stock Option and Incentive Plan ("Option Plan"). The Option Plan was subsequently amended to increase the number of shares of common stock available for awards thereunder from 1,190,000 to 1,671,246. The exercise price for the options granted under the Option Plan cannot be less than the fair market value of the Company's common stock on the date of the grant. The options are granted, and the terms of the options are established, by the Compensation Committee of the Board of Directors. Transactions during the years ended June 30, 2002, 2001 and 2000 relating to the Option Plan are as follows:


                                                                               Weighted
                                                                               Average
                                                                               Exercise
                                                             Options           Price
                                                           -----------------------------
Balance, June 30, 1999 ..................................   1,485,950          $ 9.13
  Granted ...............................................      74,336           16.81
  Exercised .............................................     (69,270)           5.25
  Expired ...............................................        (666)          17.19
  Forfeited .............................................        (333)          17.19
                                                           -----------------------------
Balance, June 30, 2000 ..................................   1,490,017            9.69
  Granted ...............................................          --              --
  Exercised .............................................     (66,650)           5.95
  Expired ...............................................          --              --
  Forfeited .............................................          --              --
                                                           -----------------------------
Balance, June 30, 2001 ..................................   1,423,367            9.86
  Granted ...............................................          --              --
  Exercised .............................................    (224,851)           6.90
  Expired ...............................................          --              --
  Forfeited .............................................          --              --
                                                           -----------------------------
Balance, June 30, 2002 ..................................   1,198,516          $10.42
                                                           =============================


At June 30,  2002,  2001 and 2000,  1,192,516  options,  1,414,366  options  and
1,474,267 options were exercisable, respectively, with exercise prices ranging from $5.25 to $17.19.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), if fully adopted, requires companies to measure employee stock compensation plans based on the fair value method of accounting. The Company has adopted the disclosure-only provisions of SFAS 123. Accordingly, the Company

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations in accounting for its plans. In accordance with APB 25, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock.

No pro forma disclosures as required under SFAS 123 are presented for the years ended June 30, 2002 and 2001 as there were no options granted during those fiscal years. The estimated weighted average fair value of each stock option granted during fiscal 2000 was estimated as $8.83 on the date of grant. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions: stock volatility of 26.14%; risk-free interest rate of 5.83%; and an expected life of 10 years. Had compensation cost for the grants been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS 123, the Company's fiscal 2000 pro forma net income and diluted earnings per share would have been approximately $12.5 million and $1.46, respectively. As the SFAS 123 method of accounting has not been applied to stock options granted prior to July 1, 1996, the resulting pro forma effect on net income is not representative of the pro forma effect on net income in future years.

Supplemental Retirement Plan

The  Board  of  Directors  has  approved  the  establishment  of a  Supplemental
Retirement Plan for key executive employees and directors. In connection with the adoption of this plan, an initial funding amount of $150,000 was accrued at June 30, 2002.

L.  Income Taxes
The income tax provision is comprised of the following components:

                                                     Year ended June 30,
                                             -----------------------------------
                                              2002         2001            2000
                                             -----------------------------------
                                                      (In thousands)
Current provision..........................  $8,432       $7,128         $7,169
Deferred benefit...........................    (396)        (320)          (118)
                                             -----------------------------------
Total income tax provision.................  $8,036       $6,808         $7,051
                                             ===================================

Income taxes payable is included in Accounts payable and other liabilities in the Consolidated Statements of Financial Condition at June 30, 2002 and 2001. The financial statements also include a net deferred tax liability of $10,000 that has been recorded for the temporary differences between the tax basis and the financial statement carrying amounts of assets and liabilities. The source of these temporary differences and their deferred tax effect at June 30, 2002 and 2001 is as follows:

                                                                           June 30,
                                                                    ----------------------
                                                                       2002        2001
                                                                    ----------------------
                                                                        (In thousands)

Deferred tax assets:
Allowance for loan losses .......................................    $ 1,877     $ 1,227
Litigation reserves .............................................         16          16
Deposit premium intangible.......................................      1,534       1,323
Depreciation ....................................................        505         480
                                                                    ----------------------
Total deferred tax assets........................................      3,932       3,046
                                                                    ----------------------
Deferred tax liabilities:
Deferred loan fees ..............................................      3,622       3,049
Loan sale premiums ..............................................         --           8
Purchase accounting .............................................        133         137
Servicing asset .................................................        176         247
Unrealized gain on investment securities available for sale .....         11          --
                                                                    ----------------------
Total deferred tax liabilities ..................................      3,942       3,441
                                                                    ----------------------
Net deferred tax asset (liability) ..............................    $   (10)    $  (395)
                                                                    ======================

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

A reconciliation of the statutory income tax provision to the effective income tax provision is as follows:

                                                      Year ended June 30,
                                               -------------------------------
                                                 2002       2001         2000
                                               -------------------------------
                                                       (In thousands)
Income tax provision at statutory rate.....    $ 7,917    $ 6,762     $ 6,972
Amortization of intangibles ...............         44         70          96
State and local income tax provision ......         64         --          --
Other, net ................................         11        (24)        (17)
                                               ------------------------------
Total income tax provision ................    $ 8,036    $ 6,808     $ 7,051
                                               ==============================


Pursuant to SFAS 109, the Company is not required to provide deferred taxes on its tax loan loss reserve as of December 31, 1987. The amount of this reserve on which no deferred taxes have been provided is approximately $16,300,000. This reserve could be recognized as taxable income and create a current and/or deferred tax liability using the income tax rates then in effect if one of the following occur: (1) the Company's retained earnings represented by this reserve are used for dividends or distributions in liquidation or for any other purpose other than to absorb losses from bad debts; (2) the Company fails to qualify as a Bank, as provided by the Internal Revenue Code; or (3) there is a change in federal tax law.

M.  Commitments and Contingencies

Lease Commitments -- At June 30, 2002, minimum rental commitments under all noncancellable operating leases with initial or remaining terms of more than one year are as follows:

                                                                Minimum Rent
Year ending June 30,                                           (In thousands)
--------------------                                           --------------
2003............................................................. $  296
2004.............................................................    230
2005.............................................................    192
2006.............................................................    197
2007.............................................................    201
2008 and later...................................................    526
                                                                  ------
                                                                  $1,642
                                                                  ======

Rentals under long-term operating leases for certain branch offices amounted to $341,000, $328,000 and $345,000 for the years ended June 30, 2002, 2001 and
2000, respectively. Rental income of $490,000, $470,000 and $439,000 for the years ended June 30, 2002, 2001 and 2000, respectively, is netted against occupancy expense in the Consolidated Statements of Income.

Financial Instruments With Off-Balance Sheet Risk -- The Company is a party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments are not recorded on the balance sheet when either the exchange of the underlying asset or liability has not yet occurred. These financial instruments include commitments to extend credit, unused lines of credit, commitments to sell loans and commitments to purchase loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Statements of Financial Condition.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


The following summarizes the notional amount of off-balance sheet financial instruments:

                                                       June 30,
                                                -----------------------
                                                  2002          2001
                                                -----------------------
                                                    (In thousands)
Commitments to extend credit................    $38,781       $63,951
Unused lines of credit .....................     92,138        85,816
Commitments to sell loans ..................      2,805            --
Commitments to purchase loans...............        455        17,699

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

Commitments to sell loans represent agreements to sell loans prior to the time the loan is closed and funded. The Company currently sells one- to four-family mortgage loans, meeting certain criteria, on a forward basis. The loans are sold and the selling price determined prior to the time the loan is closed and funded.

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

Other Contingencies -- In 1987, the New Jersey Department of Environmental Protection ("NJDEP") conducted an environment contamination investigation of the Orange Road branch site of First Federal Savings and Loan Association of Montclair ("First Federal"). Prior to the acquisition by First Federal, the location was used as a gasoline service station. On August 16, 1989, the NJDEP issued a "no further action" letter to First Federal with regard to this site. The Bank acquired First Federal effective September 11, 1989. Notwithstanding the earlier "no further action" letter, on June 25, 1997, the NJDEP issued a letter demanding that Penn Federal Savings Bank develop a remedial action work plan for the Orange Road branch site as a result of an investigation conducted on behalf of an adjacent property owner. The Bank disputed the NJDEP position that Penn Federal Savings Bank was a responsible party. On July 1, 1998, the NJDEP issued a letter determining that Penn Federal Savings Bank, Mobil Oil Corporation (now ExxonMobil) and the former gasoline service station owner were all responsible parties for the clean up at the subject site. Responsible parties may ultimately have full or partial obligation for the cost of remediation. The Bank has continued to vigorously deny liability but has engaged in discussions with ExxonMobil. The Bank may be willing to enter into a cost sharing arrangement with ExxonMobil if ExxonMobil will agree to develop and implement the remedial action work plan required by the NJDEP. A written proposal is expected to be submitted to the Bank by ExxonMobil. Currently, no written agreement has been signed and neither party is bound by any verbal conversations.

Based upon an environmental engineering report, a remedial investigation would cost approximately $30,000. The environmental engineering company has also indicated that, based upon their experience with similar type projects, the majority of cases are addressed by natural remediation. Natural remediation costs, if needed, range from $60,000 to $150,000. At June 30, 2002 and 2001, a contingent environmental liability of $45,000 is included in Accounts payable and other liabilities on the Company's Consolidated Statements of Financial Condition. The $45,000 represents one-half of the remedial investigation (one-half of $30,000, or $15,000) plus one-half of the lower end of the range for natural remediation (one-half of $60,000, or $30,000). Based upon the most current information available, management believes the $45,000 represents the most likely liability at this time.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. At the present time, management does not anticipate losses on any of these claims or actions which would have a material adverse effect on the accompanying consolidated financial statements.

N.  Stockholders' Equity and Regulatory Capital
On January 13, 1998, the Company's Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend, payable on February 10, 1998 to common stockholders of record as of January 27, 1998.

During the year ended June 30, 2002, the Company repurchased 500,000 shares of its outstanding common stock at prices ranging from $19.25 to $27.14 per share, for a total cost of $11,119,000. During the year ended June 30, 2001, the Company repurchased 845,000 shares of its outstanding common stock. The prices paid for the repurchased shares ranged from $13.13 to $22.65 per share, for a total cost of $14,545,000. During the year ended June 30, 2000, the Company repurchased 492,000 shares of its outstanding common stock at prices ranging from $11.06 to $15.81 per share, for a total cost of $6,931,000.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of tangible capital of not less than 1.5% of tangible assets, core capital of not less than 4% of adjusted tangible assets and risk-based capital of not less than 8% of risk-weighted assets. As of June 30, 2002, the Bank met all capital adequacy requirements to which it was subject.

As  of  its  last   regulatory   examination,   the  Bank  was   categorized  as
"well-capitalized" under the prompt corrective action framework. To be considered as "well-capitalized," the Bank must maintain a core capital ratio of not less than 5% and a risk-based capital ratio of not less than 10%. There are no conditions or events since that notification that management believes have changed the Bank's category.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


The Bank's capital amounts and ratios are presented in the following table.

                                                                                                               To Be Well
                                                                                                            Capitalized Under
                                                                                  For Minimum Capital       Prompt Corrective
                                                                  Actual           Adequacy Purposes        Action Provisions
                                                          ----------------------------------------------------------------------
                                                            Amount      Ratio      Amount      Ratio        Amount       Ratio
                                                          ----------------------------------------------------------------------
                                                                                 (Dollars in thousands)
As of June 30, 2002
  Tangible capital, and ratio to
    adjusted total assets................................  $158,034      8.37%     $28,323      1.50%          N/A         N/A
  Tier 1 (core) capital, and ratio to
    adjusted total assets................................  $158,034      8.37%     $75,529      4.00%     $ 94,411        5.00%
  Tier 1 (core) capital, and ratio to
    risk-weighted assets.................................  $158,034     15.36%         N/A       N/A      $ 61,722        6.00%
  Risk-based capital, and ratio to
    risk-weighted assets.................................  $163,828     15.93%     $82,296      8.00%     $102,869       10.00%

As of June 30, 2001
  Tangible capital, and ratio to
    adjusted total assets................................  $144,825      7.87%     $27,617      1.50%          N/A         N/A
  Tier 1 (core) capital, and ratio to
    adjusted total assets................................  $144,825      7.87%     $73,645      4.00%     $ 92,056        5.00%
  Tier 1 (core) capital, and ratio to
    risk-weighted assets.................................  $144,825     15.25%         N/A       N/A      $ 56,999        6.00%
  Risk-based capital, and ratio to
    risk-weighted assets.................................  $149,050     15.69%     $75,998      8.00%     $ 94,998       10.00%



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

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


The following table summarizes the Company's capital amounts and ratios under the FRB's capital requirements for bank holding companies.



                                                                                                               To Be Well
                                                                                                            Capitalized Under
                                                                                  For Minimum Capital       Prompt Corrective
                                                                  Actual           Adequacy Purposes        Action Provisions
                                                          ----------------------------------------------------------------------
                                                            Amount      Ratio      Amount      Ratio        Amount       Ratio
                                                          ----------------------------------------------------------------------
                                                                                 (Dollars in thousands)
As of June 30, 2002
Tangible capital, and ratio to
    adjusted total assets..........................     $151,600          8.02%    $28,349      1.50%           N/A        N/A
Tier 1 (core) capital, and ratio to
  adjusted total assets............................     $151,600          8.02%    $75,597      4.00%      $ 94,496      5.00%
Tier 1 (core) capital, and ratio to
  risk-weighted assets.............................     $151,600         14.87%        N/A       N/A       $ 61,150      6.00%
Risk-based capital, and ratio to
  risk-weighted assets.............................     $157,386         15.44%    $81,534      8.00%      $101,917     10.00%

As of June 30, 2001
Tangible capital, and ratio to
    adjusted total assets..........................     $140,729          7.64%    $27,638      1.50%           N/A        N/A
Tier 1 (core) capital, and ratio to
  adjusted total assets............................     $140,729          7.64%    $73,702      4.00%      $ 92,127      5.00%
Tier 1 (core) capital, and ratio to
  risk-weighted assets.............................     $140,729         14.97%        N/A       N/A       $ 56,401      6.00%
Risk-based capital, and ratio to
  risk-weighted assets.............................     $144,954         15.42%     $75,202     8.00%      $ 94,002     10.00%


Federal regulations impose certain limitations on the payment of dividends and other capital distributions by the Bank. Under current regulations, savings institutions, such as the Bank, are generally permitted to make capital distributions without OTS approval during a calendar year equal to 100% of calendar year-to-date net income plus retained net income for the two previous calendar years. A savings institution, such as the Bank, which is a subsidiary of a savings and loan holding company, must file a notice of the proposed dividend or other capital distribution with the OTS at least 30 days prior to the declaration of such dividend or distribution. At June 30, 2002, the Bank could have paid dividends totaling approximately $17.4 million.

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


O. Computation of EPS
The computation of EPS is presented in the following table.

                                                                   For the year ended June 30,
                                                         ------------------------------------------------
                                                             2002              2001             2000
                                                         ------------------------------------------------
                                                         (Dollars in thousands, except per share amounts)

Net income.............................................  $    14,583       $    12,513      $      12,870
                                                         ================================================
Number of shares outstanding:
Weighted average shares issued.........................   11,900,000        11,900,000         11,899,842
Less: Weighted average shares held in treasury.........    4,383,643         3,891,390          3,261,279
Less: Average shares held by the ESOP..................      952,000           952,000            952,000
Plus: ESOP shares released or committed to be
     released during the fiscal year...................      661,256           552,611            451,541
                                                         ------------------------------------------------
Average basic shares...................................    7,225,613         7,609,221          8,138,104
Plus: Average common stock equivalents.................      542,809           489,382            444,409
                                                         ------------------------------------------------
Average diluted shares.................................    7,768,422         8,098,603          8,582,513
                                                         ================================================
Earnings per common share:
  Basic................................................  $      2.02       $      1.64      $        1.58
                                                         ================================================
  Diluted..............................................  $      1.88       $      1.55      $        1.50
                                                         ================================================



P. Disclosure About Fair Value of Financial Instruments

The carrying amounts and estimated fair value of the Company's financial instruments at June 30, 2002 and 2001 were as follows:


                                                            June 30, 2002                June 30, 2001
                                                      ----------------------------------------------------
                                                        Carrying    Estimated      Carrying     Estimated
                                                         Amount     Fair Value      Amount      Fair Value
                                                      ----------------------------------------------------
                                                                          (In thousands)
Financial assets:
  Cash and cash equivalents ......................    $   37,189    $   37,189    $   15,771    $   15,771
  Investment securities ..........................       183,785       182,971       333,969       327,245
  Mortgage-backed securities .....................       169,689       174,036       135,606       136,592
  FHLB of New York stock .........................        25,656        25,656        26,218        26,218
                                                      ----------------------------------------------------
  Total cash and investments .....................       416,319       419,852       511,564       505,826
                                                      ----------------------------------------------------
  Loans held for sale ............................         1,592         1,592            83            83
  Loans receivable, less allowance for loan losses     1,439,668     1,462,682     1,295,409     1,303,741
                                                      ----------------------------------------------------
  Total loans ....................................     1,441,260     1,464,274     1,295,492     1,303,824
  Accrued interest receivable, net ...............         9,564         9,564        11,590        11,590
                                                      ----------------------------------------------------
Total financial assets ...........................    $1,867,143    $1,893,690    $1,818,646    $1,821,240
                                                      ====================================================
Financial liabilities:
  Deposits .......................................    $1,174,507    $1,188,166    $1,085,335    $1,096,859
  FHLB of New York advances ......................       504,465       536,767       454,465       470,466
  Other borrowings ...............................        23,314        24,031       127,640       128,024
  Mortgage escrow funds ..........................        12,772        12,772        11,979        11,979

  Net Trust Preferred securities .................        44,537        46,490        44,461        47,798
                                                      ----------------------------------------------------
Total financial liabilities ......................    $1,759,595    $1,808,226    $1,723,880    $1,755,126
                                                      ====================================================

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

                                                              June 30, 2002               June 30, 2001
                                                          ---------------------------------------------------
                                                          Notional     Estimated      Notional    Estimated
                                                           Amount      Fair Value     Amount      Fair Value
                                                          ---------------------------------------------------
                                                                              (In thousands)
Off-balance sheet financial instruments:
Commitments to extend credit...........................    $38,781      $    --     $63,951      $    --
Unused lines of credit.................................     92,138           --      85,816           --
Commitments to sell loans..............................      2,805           --          --           --
Commitments to purchase loans..........................        455           --      17,699           --




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

Deposits -- The fair value of deposits with no stated maturity, such as savings, money market and other demand accounts, is equal to the amount payable on demand as of June 30, 2002 and 2001. Time deposits are segregated by type and original term. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is equivalent to the rate currently offered by the Company for deposits of similar type and maturity.

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

Mortgage Escrow Funds-- For these short-term liabilities, the carrying amount is a reasonable estimate of fair value.

Trust Preferred Securities -- For these securities, fair value is based on a quoted market price or prices for similar securities.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

Commitments to Extend Credit and Unused Lines of Credit -- The fair value of commitments is estimated to be zero since the fees collected on commitments to extend credit approximates the amount of costs incurred. No estimated fair value is presented for unused lines of credit because the rates associated with these lines are market rates.

Commitments to Sell Loans -- No fair value is estimated as no unrealized gains or losses are assumed to occur due to the sales price being fixed when the loan is sold forward.

Commitments to Purchase Loans -- No fair value is estimated due to the short-term nature of these commitments.

Q.  Related Party Transactions

In the ordinary course of business, the Company at times has made loans to and engaged in other financial transactions with its directors, officers and employees. Such transactions are made on the same terms as those prevailing at the time for comparable transactions with others and do not involve more than normal risk of collectibility.

The following sets forth an analysis of loans, all of which are current, to directors, officers and employees:

                                                               June 30,
                                                         ---------------------
                                                          2002          2001
                                                         ---------------------
                                                             (In thousands)
Balance, beginning of year............................   $4,888        $4,780
New loans granted.....................................    2,424         2,146
Repayments/reductions.................................   (1,322)       (2,038)
                                                         --------------------
Balance, end of year..................................   $5,990        $4,888
                                                         ====================

In addition to the above amount of loans, at June 30, 2002 and 2001, there was $43,000 and $48,000, respectively, of outstanding balances on overdraft checking lines for directors, officers and employees.

R. Recently  Issued  Accounting Standards

In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment upon adoption and then at least annually thereafter. SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

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

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of " ("SFAS 121"). SFAS 144 retains the requirements of SFAS 121 for recognizing and measuring the impairment loss of long-lived assets to be held and used. For long-lived assets to be disposed of by sale, SFAS 144 requires a single accounting model be used for all long-lived assets, whether previously held and used or newly acquired. Long-lived assets to be disposed of other than by sale would be considered held and used until disposition. SFAS 144 also broadens the presentation of discontinued operations in the income statement to include more disposal transactions. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

S. Condensed Financial Information of PennFed Financial Services, Inc. (Parent Company Only)

The following are the condensed financial statements for PennFed, parent company only, as of June 30, 2002 and 2001 and for the years ended June 30, 2002, 2001 and 2000 and should be read in conjunction with the Notes to Consolidated Financial Statements.

Condensed Statements of Financial Condition

                                                                                      June 30,
                                                                             --------------------------
                                                                                2002            2001
                                                                             --------------------------
                                                                                   (In thousands)
Assets
Cash......................................................................   $     26        $     25
Intercompany overnight investment.........................................        639           1,582
                                                                             --------------------------
Total cash and cash equivalents...........................................        665           1,607
Investment securities held to
 maturity, at amortized cost............................................       10,968          10,987
Investment in subsidiaries.............................................       165,030         153,609
Prepaid Trust Preferred securities expenses...........................          1,963           2,039
Accrued interest receivable..............................................         267             267
Other assets.........................................................           1,201           1,054
                                                                             --------------------------
                                                                             $180,094        $169,563
                                                                             ==========================

Liabilities and Stockholders' Equity
Junior subordinated debentures........................................       $ 47,940        $ 47,940
Intercompany loan payable............................................           7,100           7,100
Unsecured revolving line of credit....................................          3,964              --
Accrued interest payable...............................................           633             608
Other accrued expenses and other liabilities.........................           1,696           1,385
Stockholders' equity..................................................        118,761         112,530
                                                                             --------------------------
                                                                             $180,094        $169,563
                                                                             ==========================

Condensed Statements of Operations

                                                                                    Year ended June 30,
                                                                            -----------------------------------
                                                                               2002        2001         2000
                                                                            -----------------------------------
                                                                                      (In thousands)
Income
Interest income on intercompany balances ...............................    $    158     $    243     $    301
Interest income on investment securities ...............................         988          990          992
Other income ...........................................................           2            4            4
                                                                            -----------------------------------
                                                                               1,148        1,237        1,297
Expenses
Interest expense on Junior subordinated debentures .....................       4,425        3,491        3,166
Interest on intercompany loan ..........................................         466          718          666
Interest on unsecured revolving line of credit .........................          49          159           --
Other expenses .........................................................         492          428          412
                                                                            -----------------------------------
                                                                               5,432        4,796        4,244
                                                                            -----------------------------------
Loss before undistributed net income of subsidiaries ...................      (4,284)      (3,559)      (2,947)
Equity in undistributed net income of subsidiaries......................      17,414       14,863       14,819
                                                                            -----------------------------------
Income before income taxes .............................................      13,130       11,304       11,872
Income tax benefit .....................................................      (1,453)      (1,209)        (998)
                                                                            -----------------------------------
Net income .............................................................    $ 14,583     $ 12,513     $ 12,870
                                                                            ====================================

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- Continued


Condensed Statements of Cash Flows


                                                                                    Year ended June 30,
                                                                           ---------------------------------------
                                                                             2002           2001            2000
                                                                           ---------------------------------------
                                                                                       (In thousands)
Cash Flows From Operating Activities:
Net income ............................................................... $ 14,583       $ 12,513       $ 12,870
Adjustments to reconcile net income to net cash used in
  operating activities:
    Equity in undistributed net income of subsidiaries ...................  (17,414)       (14,863)       (14,819)
    Amortization of investment securities premium ........................       19             18             15
    Amortization of cost of stock plans ..................................       --             --             36
    Increase in accrued interest payable, net of accrued
     interest receivable .................................................       25             80              4
   (Increase) decrease in prepaid Trust Preferred securities
     expense and other assets ............................................      (71)          (840)         1,064
    Increase (decrease) in accrued expenses and other liabilities ........      311            531           (282)
                                                                           ---------------------------------------
     Net cash used in operating activities ...............................   (2,547)        (2,561)        (1,110)
                                                                           ---------------------------------------

Cash Flows From Investing Activities:
Investment in subsidiary bank ............................................       --         (4,200)            --
Investment in Trust II ...................................................       --           (372)            --
Dividends received from subsidiary bank ..................................    8,327         10,492          6,492
Proceeds from principal repayment on ESOP loan ...........................      557            519            484
Proceeds from maturities of investment securities ........................       --             --            165
                                                                           ---------------------------------------
  Net cash provided by investing activities ..............................    8,884          6,439          7,141
                                                                           ---------------------------------------

Cash Flows From Financing Activities:
Increase in unsecured revolving line of credit ...........................    3,964             --             --
Proceeds from issuance of junior subordinated debentures .................       --         12,372             --
Purchases of treasury stock, net of reissuance ...........................   (9,567)       (14,148)        (6,568)
Cash dividends paid ......................................................   (1,676)        (1,316)        (1,341)
                                                                           ---------------------------------------
  Net cash used in financing activities ..................................   (7,279)        (3,092)        (7,909)
                                                                           ---------------------------------------
Net increase (decrease) in cash and cash equivalents .....................     (942)           786         (1,878)
Cash and cash equivalents, beginning of year .............................    1,607            821          2,699
                                                                           ---------------------------------------

Cash and cash equivalents, end of year ................................... $    665       $  1,607       $    821
                                                                           =======================================

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

T. Quarterly Financial Data (Unaudited)

                                                 Quarter ended
                                -----------------------------------------------
                                          2001                    2002
                                -----------------------------------------------
                                September 30  December 31  March 31    June 30
                                -----------------------------------------------
                                   (In thousands,  except per share amounts)

Total interest income .........   $31,934      $30,330     $28,992     $30,083
Total interest expense ........    19,779       18,600      17,145      17,338
                                -----------------------------------------------
Net interest income ...........    12,155       11,730      11,847      12,745
Provision for loan losses .....       550          375         300         400
Non-interest income ...........       845        1,009       1,048       1,315
Non-interest expenses .........     6,930        6,844       7,027       7,649
Income tax expense ............     1,967        1,949       1,964       2,156
                                -----------------------------------------------
 Net income ...................   $ 3,553      $ 3,571     $ 3,604     $ 3,855
                                ===============================================
Net income per common share:
 Basic ........................   $  0.49      $  0.49     $  0.50     $  0.54
                                ===============================================
 Diluted ......................   $  0.45      $  0.46     $  0.47     $  0.50
                                ===============================================


                                                 Quarter ended
                                -----------------------------------------------
                                          2000                    2001
                                -----------------------------------------------
                                September 30  December 31  March 31    June 30
                                -----------------------------------------------
                                   (In thousands,  except per share amounts)

Total interest income ..........  $ 30,436     $30,020     $29,657     $30,245
Total interest expense .........    20,581      20,280      19,364      19,359
                                -----------------------------------------------
Net interest income ............     9,855       9,740      10,293      10,886
Provision for loan losses ......       200         125         125         175
Non-interest income ............     1,059         975         833         947
Non-interest expenses ..........     5,804       5,906       6,313       6,619
Income tax expense .............     1,734       1,651       1,649       1,774
                                -----------------------------------------------
 Net income.....................  $  3,176     $ 3,033    $  3,039     $ 3,265
                                ===============================================
Net income per common share:
 Basic..........................  $   0.41     $  0.40     $   0.40    $  0.44
                                ===============================================
 Diluted........................  $   0.39     $  0.38     $   0.38    $  0.41
                                ===============================================

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


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Information Concerning Directors and Executive Officers

Information concerning Directors of the Registrant is incorporated herein by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 23, 2002, except for information contained under the headings "Audit Committee Reports," "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year. For information concerning Executive Officers of the Registrant who are not also Directors, see "Executive Officers" in Part I of this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by Directors, Officers and ten percent beneficial owners of the Registrant is incorporated herein by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 23, 2002.

Item 11. Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 23, 2002, except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 23, 2002, except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13. Certain Relationships and Related Transactions

Information   concerning  certain  relationships  and  related  transactions  is incorporated herein by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 23, 2002, except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14.  Controls and Procedures

In the fiscal year ended June 30, 2002, the Registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls. The Registrant periodically reviews its internal controls for effectiveness, but did conduct such a review during the fiscal year ended June 30, 2002. In the future, the Registrant plans to conduct an evaluation of its disclosure controls and procedures each quarter.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
    (a) (1) Financial Statements:
    The following information appearing in Part II, Item 8 of this Form 10-K is incorporated herein by reference.

        Independent Auditors' Report
        Consolidated Statements of Financial Condition at June 30, 2002 and 2001 Consolidated Statements of Income for the Years Ended June 30, 2002,
         2001 and 2000
        Consolidated Statements of Comprehensive Income for the Years Ended
         June 30, 2002, 2001 and 2000
        Consolidated Statements of Changes in Stockholders' Equity for the Years
         Ended June 30, 2002, 2001 and 2000
        Consolidated Statements of Cash Flows for the Years Ended June 30,
         2002, 2001 and 2000
        Notes to Consolidated Financial Statements

    (a) (2)  Financial Statement Schedules:

    All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.



(a) (3)      Exhibits:

Regulation                                                                                 Reference to
S-K                                                                                        Prior Filing
Exhibit                                                                                    or Exhibit
Number                                               Document                              Number
------                                               --------                              ------

2            Plan of acquisition, reorganization, arrangement, liquidation or succession   None
3 (i)        Certificate of Incorporation                                                  *
3 (ii)       Bylaws                                                                        **
4            Instruments defining the rights of security holders, including indentures     *
4 (i)        Stockholder Protection Rights Agreement                                       ***
9            Voting trust agreement                                                        None
10           Material contracts:
             (a) Employee Stock Ownership Plan                                             *
             (b) 1994 Amended and Restated Stock Option and Incentive Plan                 ****
             (c) Management Recognition Plan                                               *
             (d) Employment Agreement with Joseph L. LaMonica                              ****
             (e) Employment Agreement with Patrick D. McTernan                             ****
             (f) Employment Agreement with Jeffrey J. Carfora                              *****
             (g) Employment Agreement with Barbara A. Flannery                             ****
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

       ** Filed as an exhibit to the  Company's  Form 10-K under the  Securities
          Exchange Act of 1934, filed with the Securities and Exchange Commission on September 24, 1999 (File No. 0-24040). Such previously filed document is hereby incorporated by reference in accordance with
          Item 601 of Regulation S-K.

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

     **** Filed as  exhibits  to the  Company's  Form 10-K under the  Securities
          Exchange Act of 1934, filed with the Securities and Exchange Commission on September 24, 2001 (File No. 0-24040). All of such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

    ***** Filed as an exhibit to the  Company's  Form 10-Q under the  Securities
          Exchange Act of 1934, filed with the Securities and Exchange Commission on February 14, 2002 (File No. 0-24040). Such previously filed document is hereby incorporated by reference in accordance with
          Item 601 of Regulation S-K.


(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the three month period ended June 30, 2002.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           PENNFED FINANCIAL SERVICES, INC.


Date: September 23, 2002                   By:  /s/ Joseph L. LaMonica
                                                --------------------------------
                                                Joseph L. LaMonica
                                                President and Chief
                                                Executive Officer
                                                (Duly Authorized Representative)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  /s/ Joseph L. LaMonica                  By:  /s/ William C. Anderson
     ----------------------                       -----------------------
      Joseph L. LaMonica                           William C. Anderson
      President, Chief Executive Officer           Chairman of the Board
      and Director
      (Principal Executive Officer)


Date: September 23, 2002                     Date: September 23, 2002


By:  /s/ Patrick D. McTernan                 By:  /s/ Amadeu L. Carvalho
     -----------------------                      ----------------------
      Patrick D. McTernan                          Amadeu L. Carvalho
      Senior Executive Vice President,             Director
      General Counsel, Secretary
      and Director


Date: September 23, 2002                     Date: September 23, 2002


By:  /s/ Marvin D. Schoonover                By:  /s/ Mario Teixeira, Jr.
     ------------------------                     -----------------------
      Marvin D. Schoonover                         Mario Teixeira, Jr.
      Director                                     Director


Date: September 23, 2002                     Date: September 23, 2002


By:  /s/ Jeffrey J. Carfora                  By:  /s/ Claire M. Chadwick
     ----------------------                       ----------------------
      Jeffrey J. Carfora                           Claire M. Chadwick
      Senior Executive Vice President and          Executive Vice President,
      Chief Operating Officer                      Chief Financial Officer
     (Principal Financial Officer)                 and Controller
                                                  (Principal Accounting Officer)


Date: September 23, 2002                     Date: September 23, 2002

                                  CERTIFICATION


I, Joseph L. LaMonica, certify that:

1. I have reviewed this annual report on Form 10-K of PennFed Financial Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: September 23, 2002                   /s/ Joseph L. LaMonica
                                           -------------------------------------
                                           Joseph L. LaMonica
                                           President and Chief Executive Officer

                                  CERTIFICATION

I, Claire M. Chadwick, certify that:

1. I have reviewed this annual report on Form 10-K of PennFed Financial Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: September 23, 2002                        /s/ Claire M. Chadwick
                                                --------------------------------
                                                Claire M. Chadwick
                                                Executive Vice President, Chief
                                                Financial Officer and Controller

     CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned hereby certifies in his capacity as an officer of PennFed Financial Services, Inc. (the "Company") that the Annual Report of the Company on Form 10-K for the year ended June 30, 2002 fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods presented in the financial statements included in such report.


                                     By:  /s/ Joseph L. LaMonica
                                          --------------------------------------
                                          Joseph L. LaMonica
                                          President and Chief
                                          Executive Officer

                                          Date: September 23, 2002


                                     By:  /s/ Claire M. Chadwick
                                          --------------------------------------
                                          Claire M. Chadwick
                                          Executive Vice President,
                                          Chief Financial Officer and Controller

                                          Date: September 23, 2002