Form 10-Q
period 2002-09-30
PENNFED FINANCIAL SERVICES INC
filed 2002-11-14
CIK 920945

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                    to
                                       --------------------  -------------------


                         Commission file number 0-24040


                        PennFed Financial Services, Inc.
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                     22-3297339
 -------------------------------------------------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

  622 Eagle Rock Avenue, West Orange, NJ                          07052-2989
 -------------------------------------------------------------------------------
 (Address of principal executive offices)                         (Zip Code)

   Registrant's telephone number, including area code:      (973) 669-7366
                                                            --------------------


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


As of November 1, 2002, there were issued and outstanding 7,196,678 shares of the Registrant's Common Stock.

PART I - Financial Information
Item 1.  Financial Statements

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

                                                                                           September 30,            June 30,
                                                                                               2002                   2002
                                                                                               ----                   ----
                                                                                                 (Dollars in thousands)
ASSETS
Cash and cash equivalents.............................................................     $     52,427           $     37,189
Investment securities available for sale, at market value, amortized cost of
     $4,321 and $4,266 at September 30, 2002 and June 30, 2002........................            4,544                  4,295
Investment securities held to maturity, at amortized cost, market value of
     $179,079 and $178,676 at September 30, 2002 and June 30, 2002....................          178,771                179,490
Mortgage-backed securities held to maturity, at amortized cost, market value
     of $161,506 and $174,036 at September 30, 2002 and June 30, 2002.................          155,889                169,689
Loans held for sale...................................................................            4,437                  1,592
Loans receivable, net of allowance for loan losses of $6,038 and $5,821
     at September 30, 2002 and June 30, 2002..........................................        1,425,747              1,439,668
Premises and equipment, net...........................................................           19,948                 19,598
Real estate owned, net................................................................               28                     28
Federal Home Loan Bank of New York stock, at cost.....................................           25,223                 25,656
Accrued interest receivable, net......................................................           10,450                  9,564
Goodwill and other intangible assets..................................................            4,569                  5,043
Other assets..........................................................................              554                    615
                                                                                             ----------             ----------
                                                                                             $1,882,587             $1,892,427
                                                                                             ==========             ==========

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
     Deposits.........................................................................       $1,166,804             $1,174,507
     Federal Home Loan Bank of New York advances......................................          504,465                504,465
     Other borrowings.................................................................           25,420                 23,314
     Mortgage escrow funds............................................................           11,624                 12,772
     Accounts payable and other liabilities...........................................           10,480                 14,071
                                                                                             ----------             ----------
     Total liabilities................................................................        1,718,793              1,729,129
                                                                                             ----------             ----------

     Guaranteed Preferred Beneficial Interests in the Company's
         Junior Subordinated Debentures...............................................           46,500                 46,500
     Unamortized issuance expenses....................................................           (1,944)                (1,963)
                                                                                             ----------             ----------
     Net Trust Preferred securities...................................................           44,556                 44,537
                                                                                             ----------             ----------

Stockholders' Equity:
     Serial preferred stock, $.01 par value, 7,000,000 shares
         authorized, no shares issued.................................................              ---                    ---
     Common stock, $.01 par value, 15,000,000 shares authorized, 11,900,000 shares issued and 7,241,678 and 7,347,552 shares outstanding at
          September 30, 2002 and June 30, 2002 (excluding shares held in treasury of 4,658,322 and 4,552,448 at September 30, 2002 and
          June 30, 2002)..............................................................               60                     60
     Additional paid-in capital.......................................................           64,524                 63,820
     Employee Stock Ownership Plan Trust debt.........................................           (1,094)                (1,244)
     Retained earnings, partially restricted..........................................          117,266                114,444
     Accumulated other comprehensive income, net of taxes.............................              143                     18
     Treasury stock, at cost, 4,658,322 and 4,552,448 shares at
         September 30, 2002 and June 30, 2002.........................................          (61,661)               (58,337)
                                                                                             ----------             ----------
     Total stockholders' equity.......................................................          119,238                118,761
                                                                                             ----------             ----------
                                                                                             $1,882,587             $1,892,427
                                                                                             ==========             ==========

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Income

                                                                                             Three months ended September 30,
                                                                                             --------------------------------
                                                                                                2002                   2001
                                                                                                ----                   ----
                                                                                                (Dollars in thousands, except
                                                                                                     per share amounts)

Interest and Dividend Income:
     Interest and fees on loans.......................................................          $23,186                $23,855
     Interest on federal funds sold...................................................              ---                      1
     Interest and dividends on investment securities..................................            3,281                  5,924
     Interest on mortgage-backed securities...........................................            2,534                  2,154
                                                                                              ---------              ---------
                                                                                                 29,001                 31,934
                                                                                              ---------              ---------
Interest Expense:
     Deposits.........................................................................            9,654                 11,562
     Borrowed funds...................................................................            7,557                  8,217
                                                                                              ---------              ---------
                                                                                                 17,211                 19,779
                                                                                              ---------              ---------
Net Interest and Dividend Income Before Provision
     for Loan Losses..................................................................           11,790                 12,155
Provision for Loan Losses.............................................................              225                    550
                                                                                              ---------              ---------
Net Interest and Dividend Income After Provision
     for Loan Losses..................................................................           11,565                 11,605
                                                                                              ---------              ---------
Non-Interest Income:
     Service charges..................................................................            1,123                    647
     Net gain (loss) from real estate operations......................................                2                    (39)
     Net gain on sales of loans.......................................................              231                     42
     Other............................................................................              226                    195
                                                                                              ---------              ---------
                                                                                                  1,582                    845
                                                                                              ---------              ---------
Non-Interest Expenses:
     Compensation and employee benefits...............................................            3,481                  3,235
     Net occupancy expense............................................................              403                    406
     Equipment........................................................................              517                    501
     Advertising......................................................................               87                    120
     Amortization of intangibles......................................................              474                    492
     Federal deposit insurance premium................................................               48                     52
     Preferred securities expense.....................................................            1,092                  1,092
     Other............................................................................            1,015                  1,032
                                                                                              ---------              ---------
                                                                                                  7,117                  6,930
                                                                                              ---------              ---------
Income Before Income Taxes............................................................            6,030                  5,520
Income Tax Expense....................................................................            2,206                  1,967
                                                                                              ---------              ---------
Net Income............................................................................         $  3,824               $  3,553
                                                                                              =========              =========
Weighted average number of common shares outstanding:
     Basic............................................................................        7,115,255              7,306,933
                                                                                              =========              =========
     Diluted..........................................................................        7,655,481              7,873,741
                                                                                              =========              =========
Net income per common share:
     Basic............................................................................            $0.54                  $0.49
                                                                                              =========              =========
     Diluted..........................................................................            $0.50                  $0.45
                                                                                              =========              =========

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

                                                                                             Three months ended September 30,
                                                                                             --------------------------------
                                                                                                2002                   2001
                                                                                                ----                   ----
                                                                                                       (In thousands)

Net income............................................................................           $3,824                 $3,553
Other comprehensive income, net of tax:
   Unrealized gains (losses) on investment securities available for sale:
     Unrealized holding gains (losses) arising during period..........................              125                     (3)
                                                                                                 ------                 ------
Comprehensive income..................................................................           $3,949                 $3,550
                                                                                                 ======                 ======


See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

                                                     For the Three Months Ended September 30, 2002 and 2001
                                                     ------------------------------------------------------


                                                                             Employee
                                                                               Stock                      Accumulated
                                       Serial                 Additional      Ownership                    Other
                                      Preferred     Common      Paid-In      Plan Trust     Retained   Comprehensive    Treasury
                                        Stock       Stock       Capital         Debt        Earnings       Income         Stock
                                        -----       -----       -------         ----        --------       ------         -----
                                                                    (Dollars in thousands)

Balance at June 30, 2001 .......         $---     $      60    $  61,504     $  (1,801)    $ 102,694     $     ---     $ (49,927)
Allocation of Employee Stock
  Ownership Plan (ESOP) stock ..                                                   139
ESOP adjustment ................                                     745
Purchase of 77,500 shares of
  treasury stock ...............                                                                                          (1,655)
Issuance of 101,099 shares of
  treasury stock for options
  exercised and Dividend
  Reinvestment Plan (DRP) ......                                                                (333)                      1,189
Cash dividends of $0.05 per
  common share .................                                                                (371)
Unrealized loss on investment
  securities available for sale,
  net of income taxes ..........                                                                                (3)
Net income for the three months
  ended September 30, 2001 .....                                                               3,553
                                         ----     ---------    ---------     ---------     ---------     ---------     ---------
Balance at September 30, 2001 ..         $---     $      60    $  62,249     $  (1,662)    $ 105,543     $      (3)    $ (50,393)
                                         ====     =========    =========     =========     =========     =========     =========



Balance at June 30, 2002 .......         $---     $      60    $  63,820     $  (1,244)    $ 114,444     $      18     $ (58,337)
Allocation of ESOP stock .......                                                   150
ESOP adjustment ................                                     704
Purchase of 145,000 shares of
  treasury stock ...............                                                                                          (3,826)
Issuance of 39,126 shares of
  treasury stock for options
  exercised and DRP ............                                                                (290)                        502
Cash dividends of $0.10 per
  common share .................                                                                (712)
Unrealized gain on investment
  securities available for sale,
  net of income taxes ..........                                                                               125
Net income for the three months
  ended September 30, 2002 .....                                                               3,824
                                         ----     ---------    ---------     ---------     ---------     ---------     ---------
Balance at September 30, 2002 ..         $---     $      60    $  64,524     $  (1,094)    $ 117,266     $     143     $ (61,661)
                                         ====     =========    =========     =========     =========     =========     =========

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

                                                                                            Three months ended September 30,
                                                                                            --------------------------------
                                                                                              2002                    2001
                                                                                              ----                    ----
                                                                                                 (Dollars in thousands)
Cash Flows from Operating Activities:
     Net income.......................................................................        $   3,824              $   3,553
     Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
     Net gain on sales of loans.......................................................             (231)                   (42)
     Proceeds from sales of loans held for sale.......................................           12,816                  3,408
     Amortization of investment and mortgage-backed securities
       premium, net...................................................................              142                     68
     Depreciation and amortization....................................................              415                    386
     Provision for losses on loans and real estate owned..............................              225                    576
     Amortization of cost of stock plans..............................................              854                    885
     Amortization of intangibles......................................................              474                    492
     Amortization of premiums on loans and loan fees..................................            1,655                    773
     Amortization of Trust Preferred securities issuance costs........................               19                     19
     (Increase) decrease in accrued interest receivable, net of
       accrued interest payable.......................................................             (217)                    27
     (Increase) decrease in other assets..............................................               61                 (8,821)
     Decrease in accounts payable and other liabilities...............................           (3,660)                (1,350)
     Decrease in mortgage escrow funds................................................           (1,148)                  (288)
                                                                                              ---------              ---------
     Net cash provided by (used in) operating activities..............................           15,229                   (314)
                                                                                              ---------              ---------
Cash Flows from Investing Activities:
     Proceeds from maturities of investment securities................................           44,565                 96,155
     Purchases of investment securities held to maturity..............................          (43,870)               (24,553)
     Purchases of investment securities available for sale............................              (56)                   (15)
     Net outflow from loan originations net of principal repayments of loans..........           (2,712)               (98,702)
     Purchases of loans...............................................................             (676)                (7,286)
     Proceeds from principal repayments of mortgage-backed securities.................           13,682                 11,199
     Purchases of premises and equipment..............................................             (765)                  (440)
     Net inflow from real estate owned activity.......................................              ---                     90
     Redemptions (purchases) of Federal Home Loan Bank of New York stock..............              433                   (860)
                                                                                              ---------              ---------
     Net cash provided by (used in) investing activities..............................           10,601                (24,412)
                                                                                              ---------              ---------
Cash Flows from Financing Activities:
     Net increase (decrease) in deposits..............................................           (8,372)                68,692
     Increase (decrease) in advances from the Federal Home Loan Bank
       of New York and other borrowings...............................................            2,106                (43,490)
     Cash dividends paid..............................................................             (712)                  (371)
     Purchases of treasury stock, net of reissuance...................................           (3,614)                  (799)
                                                                                              ---------              ---------
     Net cash provided by (used in) financing activities..............................          (10,592)                24,032
                                                                                              ---------              ---------
Net Increase (Decrease) in Cash and Cash Equivalents..................................           15,238                   (694)
Cash and Cash Equivalents, Beginning of Period........................................           37,189                 15,771
                                                                                              ---------              ---------
Cash and Cash Equivalents, End of Period..............................................        $  52,427              $  15,077
                                                                                              =========              =========

                                       6

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

                                                                                            Three months ended September 30,
                                                                                            --------------------------------
                                                                                                 2002                 2001
                                                                                                 ----                 ----
                                                                                                 (Dollars in thousands)

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
     Interest.........................................................................        $  16,925             $  18,628
                                                                                              =========             =========
     Income taxes.....................................................................        $     200             $     ---
                                                                                              =========             =========
Supplemental Schedule of Non-Cash Activities:
     Transfer of loans receivable to loans held for sale, at market...................        $  15,430             $   5,295
                                                                                              =========             =========


See notes to consolidated financial statements.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation

The interim consolidated financial statements of PennFed Financial Services, Inc. ("PennFed") and subsidiaries (with its subsidiaries, the "Company") include the accounts of PennFed and its subsidiaries (Penn Federal Savings Bank (the "Bank"), PennFed Capital Trust I and PennFed Capital Trust II). These interim consolidated financial statements included herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2002. The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. There were no adjustments of a non-recurring nature recorded during the three months ended September 30, 2002 and 2001. The interim results of operations presented are not necessarily indicative of the results for the full year.

2. Commitments to Originate Loans

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives and are recorded within other assets at fair value with changes in fair value recorded in the net gain on sales of loans. Fair value is based upon current prices in the secondary market for mortgage loans with similar characteristics as the rate lock commitments.

3. Adoption of Recently Issued Accounting Standards

Effective July 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").

SFAS 142 requires that, upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with Statement of Financial Position No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121").

SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The associated asset retirement cost would be capitalized as part of the carrying amount of the long-lived asset.

SFAS 144 supersedes SFAS 121 but retains the requirements of SFAS 121 for recognizing and measuring the impairment loss of long-lived assets to be held and used. For long-lived assets to be disposed of by sale, SFAS 144 requires a single accounting model be used for all long-lived assets, whether previously held and used or newly acquired. Long-lived assets to be disposed of other than by sale would be considered held and used until disposition. SFAS 144 also broadens the presentation of discontinued operations in the income statement to include more disposal transactions.

The adoption of SFAS 142, SFAS 143 and SFAS 144 did not have an effect on the Company's financial condition, results of operations or cash flows as of and for the three months ended September 30, 2002.

4. Recently Issued Accounting Standards

In October 2002, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" ("SFAS 147"). Among other things, SFAS 147 amends SFAS 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS 144 requires for other long-lived assets that are held and used. SFAS 147 is effective beginning October 1, 2002. The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

5. Computation of EPS

The computation of EPS is presented in the following table.

                                                                                               Three months ended September 30,
                                                                                               --------------------------------
                                                                                                  2002                    2001
                                                                                                  ----                    ----
                                                                                                 (Dollars in thousands, except
                                                                                                        per share amounts)

Net income.............................................................................            $3,824                  $3,553
                                                                                               ==========              ==========
Number of shares outstanding:
Weighted average shares issued.........................................................        11,900,000              11,900,000
Less: Weighted average shares held in treasury.........................................         4,566,001               4,260,678
Less: Average shares held by the ESOP..................................................           952,000                 952,000
Plus: ESOP shares released or committed to be released
           during the fiscal year......................................................           733,256                 619,611
                                                                                               ----------              ----------
Average basic shares...................................................................         7,115,255               7,306,933
Plus: Average common stock equivalents.................................................           540,226                 566,808
                                                                                               ----------              ----------
Average diluted shares.................................................................         7,655,481               7,873,741
                                                                                               ==========              ==========
Earnings per common share:
        Basic..........................................................................          $  0.54                  $  0.49
                                                                                               ==========              ==========
        Diluted........................................................................          $  0.50                  $  0.45
                                                                                               ==========              ==========


6. Stockholders' Equity and Regulatory Capital

The Bank's regulatory capital amounts and ratios are presented in the following table.

                                                                                                               To Be Well
                                                                                   For Minimum              Capitalized Under
                                                                                Capital Adequacy            Prompt Corrective
                                                        Actual                       Purposes               Action Provisions
                                                        ------                       --------               -----------------
                                                  Amount      Ratio             Amount      Ratio         Amount        Ratio
                                                  ------      -----             ------      -----         ------        -----
                                                                             (Dollars in thousands)
As of September 30, 2002
Tangible capital, and ratio to
   adjusted total assets...................      $161,498      8.59%            $28,186     1.50%              N/A        N/A
Tier I (core) capital, and ratio to
   adjusted total assets...................      $161,498      8.59%            $75,163     4.00%         $ 93,954      5.00%
Tier I (core) capital, and ratio to
   risk-weighted assets....................      $161,498     15.70%                N/A      N/A          $ 61,737      6.00%
Risk-based capital, and ratio to
   risk-weighted assets....................      $167,617     16.29%            $82,315     8.00%         $102,894     10.00%

As of June 30, 2002
Tangible capital, and ratio to
   adjusted total assets...................      $158,034      8.37%            $28,323     1.50%              N/A        N/A
Tier I (core) capital, and ratio to
   adjusted total assets...................      $158,034      8.37%            $75,529     4.00%        $  94,411      5.00%
Tier I (core) capital, and ratio to
   risk-weighted assets....................      $158,034     15.36%                N/A      N/A         $  61,722      6.00%
Risk-based capital, and ratio to
   risk-weighted assets....................      $163,828     15.93%            $82,296     8.00%         $102,869     10.00%

                                       9

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

                                                                                                              To Be Well
                                                                                    For Minimum            Capitalized Under
                                                                                 Capital Adequacy          Prompt Corrective
                                                        Actual                       Purposes              Action Provisions
                                                        ------                       --------              -----------------
                                                  Amount      Ratio             Amount      Ratio         Amount        Ratio
                                                  ------      -----             ------      -----         ------        -----
                                                                            (Dollars in thousands)
As of September 30, 2002
Tangible capital, and ratio to
   adjusted total assets...................      $152,701      8.13%            $28,182     1.50%              N/A        N/A
Tier I (core) capital, and ratio to
   adjusted total assets...................      $152,701      8.13%            $75,151     4.00%         $ 93,939      5.00%
Tier I (core) capital, and ratio to
   risk-weighted assets....................      $152,701     15.01%                N/A      N/A          $ 61,052      6.00%
Risk-based capital, and ratio to
   risk-weighted assets....................      $158,720     15.60%            $81,403     8.00%         $101,754     10.00%

As of June 30, 2002
Tangible capital, and ratio to
   adjusted total assets...................      $151,600      8.02%            $28,349     1.50%              N/A        N/A
Tier I (core) capital, and ratio to
   adjusted total assets...................      $151,600      8.02%            $75,597     4.00%         $ 94,496      5.00%
Tier I (core) capital, and ratio to
   risk-weighted assets....................      $151,600     14.87%                N/A      N/A          $ 61,150      6.00%
Risk-based capital, and ratio to
   risk-weighted assets....................      $157,386     15.44%            $81,534     8.00%         $101,917     10.00%


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

Financial Condition

Total assets decreased $9.8 million to $1.883 billion at September 30, 2002 from total assets of $1.892 billion at June 30, 2002. The decrease at September 30, 2002 was primarily due to a $13.8 million decrease in mortgage-backed securities and an $11.1 million decrease in net loans receivable offset by a $15.2 million increase in cash and cash equivalents, when compared to June 30, 2002. Low market interest rates and the resulting effect of loan refinancing activity has led to an increase in the runoff of the mortgage-backed securities portfolio. The effects of accelerated prepayments on loans and the sale of conforming, fixed rate, one- to four-family residential mortgage loans into the secondary market have primarily offset total loan originations. Due to the lower yielding investment alternatives that have been available in the market and with increased cash flows from asset repayments and the sale of loans, cash and cash equivalents have increased since June 30, 2002.

Deposits decreased $7.7 million to $1.167 billion at September 30, 2002 from $1.175 billion at June 30, 2002. An increase in core deposit accounts (checking, money market and savings accounts) was offset by a decrease in short- and medium-term certificates of deposit. At September 30, 2002, Federal Home Loan Bank ("FHLB") of New York advances and other borrowings remained relatively unchanged from June 30, 2002.

Non-performing assets at September 30, 2002 totaled $2.5 million, a decrease of $844,000 from the $3.3 million recorded at June 30, 2002. The ratio of non-performing assets to total assets decreased to 0.13% at September 30, 2002 from 0.17% at June 30, 2002. Non-accruing loans at September 30, 2002 totaled $2.4 million, as compared to $3.3 million at June 30, 2002, while the ratio of non-accruing loans to total loans decreased from 0.17% at September 30, 2002 to 0.23% at June 30, 2002. Real estate owned at September 30, 2002 remained unchanged from the $28,000 recorded at June 30, 2002.

Stockholders' equity at September 30, 2002 totaled $119.2 million compared to $118.8 million at June 30, 2002. The increase primarily reflects the net income recorded for the three months ended September 30, 2002 and the exercise of stock options, partially offset by the repurchase of 145,000 shares of the Company's outstanding stock at an average price of $26.39 per share and the declaration of cash dividends.

Results of Operations

General. For the three months ended September 30, 2002, net income was $3.8 million, or $0.50 per diluted share, compared to net income of $3.6 million, or $0.45 per diluted share, for the comparable prior year period.

Interest and Dividend Income. Interest and dividend income for the three months ended September 30, 2002 decreased to $29.0 million from $31.9 million for the three months ended September 30, 2001. This decrease was due to a decrease in average interest-earning assets and a decrease in the average yield earned on these assets, when compared to the prior year's quarter. Average interest-earning assets were $1.822 billion for the three months ended September 30, 2002 compared to $1.832 billion for the prior year period. The average yield earned on interest-earning assets decreased to 6.34% for the three months ended September 30, 2002 from 6.95% for the three months ended September 30, 2001.

Interest income on residential one- to four-family mortgage loans for the three months ended September 30, 2002 decreased $1.1 million when compared to the prior year period. The decrease in interest income on residential one- to four-family mortgage loans was due to a decrease in the average yield earned on this loan portfolio to 6.24% for the three months ended September 30, 2002 from 6.88% for the comparable prior year period. The decrease in interest income on residential one- to four-family mortgage loans was partially offset by a $43.2 million increase in the average balance outstanding to $1.167 billion for the three months ended September 30, 2002 compared to $1.124 billion for the prior year period.

For the three months ended September 30, 2002, interest income on commercial and multi-family real estate loans increased $654,000, or 27.5%, when compared to the prior year period. The increase in interest income on this loan portfolio was attributable to an increase of $37.0 million in the average outstanding balance for the three months ended September 30, 2002, when compared to the three months ended September 30, 2001. The increase in interest income on commercial and multi-family real estate loans was partially offset by a decrease in the average yield earned to 7.97% for the three months ended September 30, 2002, compared to 8.30% for the three months ended September 30, 2001.

Interest income on consumer loans decreased $206,000 for the three months ended September 30, 2002 compared to the prior year period. The decrease in interest income for this loan portfolio was due to a decrease in the average yield earned on these loans. The average yield decreased to 6.36% for the three months ended September 30, 2002 compared to 7.18% for the prior year period. Offsetting the decrease in interest income on consumer loans was a $2.3 million increase in the average balance outstanding for the three months ended September 30, 2002, when compared to the prior year period.

Interest income on investment securities and other interest-earning assets decreased $2.6 million for the three months ended September 30, 2002, when compared to the prior year period. The decrease in interest income on these securities was primarily attributable to a $126.2 million decrease in the average balance outstanding for the current year period over the prior year period. In addition, the decrease in interest income on investment securities and other interest-earning assets was due to a decline in the average yield earned on these securities to 5.94% for the three months ended September 30, 2002, compared to 6.82% for the three months ended September 30, 2001.

Interest income on the mortgage-backed securities portfolio increased $380,000 for the three months ended September 30, 2002, when compared to the prior year period. The increase in interest income on mortgage-backed securities reflects a $34.0 million increase in the average balance outstanding to $164.1 million for the three months ended September 30, 2002, compared to $130.1 million for the prior year period. The increase in interest income was partially offset by a decrease in the average yield earned on the mortgage-backed securities portfolio to 6.18% for the three months ended September 30, 2002, compared to 6.62% for the comparable prior year period.

Interest Expense. Interest expense decreased $2.6 million for the three months ended September 30, 2002 from $19.8 million for the comparable prior year period. The decrease in the current year period was primarily attributable to a decrease in the Company's cost of funds from an average rate of 4.59% to 4.01%, when compared to the prior year period, as a result of lower market interest rates. In addition, the decrease in interest expense was partially attributable to a $5.5 million decrease in total average deposits and borrowings, when compared to the prior year period.

For the three months ended September 30, 2002, average deposit balances increased $42.1 million to $1.168 billion from $1.126 billion for the three months ended September 30, 2001. The average rate paid on deposits for the current year period decreased to 3.28% as compared to 4.07% for the three months ended September 30, 2001.

The average cost of FHLB of New York advances decreased to 5.66% from 5.92% while the average balance of FHLB of New York advances increased $45.7 million for the three months ended September 30, 2002, when compared to the three months ended September 30, 2001. For the three months ended September 30, 2002, the average balance of other borrowings decreased $93.3 million to $23.2 million from $116.5 million for the three months ended September 30, 2001. For the three months ended September 30, 2002, the average rate paid on other borrowings increased to 4.66% from 4.34% for the prior year period.

Net Interest and Dividend Income. Net interest and dividend income before provision for loan losses for the three months ended September 30, 2002 was $11.8 million, reflecting a $365,000 decrease from the $12.2 million recorded in the comparable prior year period. Average net interest-earning assets decreased $4.4 million for the three months ended September 30, 2002, when compared to the prior year period. The net interest rate spread and net interest margin for the three months ended September 30, 2002 were 2.33% and 2.62%, respectively, a decrease from 2.36% and 2.69%, respectively, for the three months ended September 30, 2001. Due to accelerated prepayments and lower market coupons, the net interest margin experienced compression during the current period, when compared to the prior year period.

Provision for Loan Losses. The provision for loan losses for the three months ended September 30, 2002 was $225,000 compared to $550,000 for the prior year period. The allowance for loan losses at September 30, 2002 of $6.0 million reflects a $217,000 increase from the $5.8 million at June 30, 2002. The allowance for loan losses as a percentage of non-accruing loans was 248.38% at September 30, 2002, compared to 177.74% at June 30, 2002. Non-accruing loans were $2.4 million at September 30, 2002 compared to $3.3 million at June 30, 2002. The allowance for loan losses as a percentage of total loans at September 30, 2002 was 0.42% compared to 0.40% at June 30, 2002.

Non-Interest Income. For the three months ended September 30, 2002, non-interest income was $1.6 million compared to $845,000 for the prior year period. The increase in non-interest income was primarily due to increases in service charges, net gain on sales of loans and other non-interest income, when compared to the prior year period.

Service charge income for the three months ended September 30, 2002 was $1.1 million, reflecting an increase of $476,000 over the $647,000 recorded for the prior year period. Service charges were positively impacted by fees associated with various loan prepayments and refinances.

During the three months ended September 30, 2002, the net gain on sales of loans was $231,000 as compared to $42,000 for the three months ended September 30, 2001. Approximately $12.6 million of conforming, fixed rate one- to four-family residential mortgage loans were sold into the secondary market during the three months ended September 30, 2002. During the three months ended September 30, 2001, loan production was retained in portfolio as a partial replacement of investment securities called before maturity. In addition, effective with the issuance of $12 million of Trust Preferred securities in March 2001, a determination was made to suspend the sale of conforming, fixed rate one- to four-family residential mortgage loan production to leverage the proceeds of the issuance. As a result, only $3.4 million of these conforming, fixed rate one- to four-family residential mortgage loans were sold during the three months ended September 30, 2001. In April 2002, the Company resumed the sale of these loans.

Other non-interest income increased to $226,000 for the three months ended September 30, 2002 from $195,000 for the prior year period. Other non-interest income included $144,000 and $100,000 in earnings from the Investment Services at Penn Federal program for the three months ended September 30, 2002 and 2001, respectively. Through this program, customers have convenient access to financial consulting/advisory services and related uninsured non-deposit investment and insurance products.

Non-Interest Expenses. Non-interest expenses were $7.1 million for the three months ended September 30, 2002, a slight increase from the $6.9 million recorded during the prior year period. The Company's non-interest expenses as a percent of average assets increased to 1.51% for the three months ended September 30, 2002 from 1.47% for the comparable prior year period.

Income Tax Expense. Income tax expense was $2.2 million for the three months ended September 30, 2002, compared to $2.0 million for the three months ended September 30, 2001. The effective tax rate for the three months ended September 30, 2002 was 36.6%. The effective tax rate was 35.6% for the three months ended September 30, 2001.

Analysis of Net Interest Income

The following table sets forth certain information relating to the Company's Consolidated Statements of Financial Condition and the Consolidated Statements of Income for the three months ended September 30, 2002 and 2001 and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived from average daily balances. The average balance of loans receivable includes non-accruing loans. The yields and costs include fees which are considered adjustments to yields.

                                                                            Three Months Ended September 30,
                                                    ----------------------------------------------------------------------------
                                                                    2002                                      2001
                                                    ----------------------------------       -----------------------------------
                                                      Average     Interest                     Average      Interest
                                                    Outstanding    Earned/      Yield/       Outstanding     Earned/     Yield/
                                                      Balance       Paid       Rate (1)        Balance        Paid      Rate (1)
                                                    -----------  ---------     --------      -----------    --------    --------
                                                                              (Dollars in thousands)
Interest-earning assets:
    One- to four-family mortgage
       loans...................................     $1,167,156     $18,227       6.24%        $1,123,941     $19,344      6.88%
    Commercial and multi-family real
       estate loans............................        149,393       3,032       7.97            112,429       2,378      8.30
    Consumer loans.............................        120,155       1,927       6.36            117,865       2,133      7.18
                                                    ----------     -------                    ----------     -------
       Total loans receivable..................      1,436,704      23,186       6.43          1,354,235      23,855      7.02

    Federal funds sold.........................            ---         ---        ---                134           1      3.33
    Investment securities and other............        221,019       3,281       5.94            347,194       5,924      6.82
    Mortgage-backed securities.................        164,060       2,534       6.18            130,086       2,154      6.62
                                                    ----------     -------                    ----------     -------
       Total interest-earning assets...........      1,821,783     $29,001       6.34          1,831,649     $31,934      6.95
                                                                   =======                                   =======
Non-interest earning assets....................         57,872                                    51,632
                                                    ----------                                ----------
       Total assets ...........................     $1,879,655                                $1,883,281
                                                    ==========                                ==========
Deposits and borrowings:
    Money market and demand deposits...........     $  166,954     $   337       0.80%        $  130,775     $   308      0.93%
    Savings deposits...........................        319,765       2,207       2.74            195,003       1,005      2.05
    Certificates of deposit....................        681,525       7,110       4.14            800,383      10,249      5.08
                                                    ----------     -------                    ----------     -------
       Total deposits..........................      1,168,244       9,654       3.28          1,126,161      11,562      4.07

    FHLB of New York advances..................        504,465       7,281       5.66            458,766       6,925      5.92
    Other borrowings...........................         23,166         276       4.66            116,457       1,292      4.34
                                                    ----------     -------                    ----------     -------
       Total deposits and borrowings...........      1,695,875     $17,211       4.01          1,701,384     $19,779      4.59
                                                                   =======                                   =======
Other liabilities..............................         19,822                                    23,350
                                                    ----------                                ----------
       Total liabilities.......................      1,715,697                                 1,724,734
Trust Preferred securities.....................         44,546                                    44,471
Stockholders' equity...........................        119,412                                   114,076
       Total liabilities and stockholders'          ----------                                -----------
           equity..............................     $1,879,655                                $1,883,281
                                                    ==========                                ==========
Net interest income and net
    interest rate spread.......................                    $11,790       2.33%                       $12,155      2.36%
                                                                   =======       ====                        =======    ======
Net interest-earning assets and
    interest margin ...........................     $  125,908                   2.62%        $  130,265                  2.69%
                                                    ==========                   ====         ==========                ======
Ratio of interest-earning assets to
    deposits and borrowings....................                                107.42%                                  107.66%
                                                                               ======                                   ======

(1)  Annualized.

Non-Performing Assets

The table below sets forth the amounts and categories of the Company's non-performing assets. Loans are placed on non-accrual status when the collection of principal or interest becomes delinquent more than 90 days. There are no loans delinquent more than 90 days which are still accruing. Real estate owned represents assets acquired in settlement of loans and is shown net of valuation allowances.

                                                                                                September 30,          June 30,
                                                                                                    2002                 2002
                                                                                                    ----                 ----
                                                                                                     (Dollars in thousands)
Non-accruing loans:
     One- to four-family.................................................................          $2,087               $2,905
     Commercial and multi-family.........................................................            ---                   ---
     Consumer............................................................................             344                  370
                                                                                                   ------               ------
         Total non-accruing loans........................................................           2,431                3,275

Real estate owned, net...................................................................              28                   28
                                                                                                   ------               ------
         Total non-performing assets.....................................................           2,459                3,303
                                                                                                   ------               ------
         Total risk elements.............................................................          $2,459               $3,303
                                                                                                   ======               ======
Non-accruing loans as a percentage of total loans........................................           0.17%                 0.23%
                                                                                                   ======               ======
Non-performing assets as a percentage of total assets....................................           0.13%                 0.17%
                                                                                                   ======               ======
Total risk elements as a percentage of total assets......................................           0.13%                 0.17%
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

Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowances will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to record additions to the allowance level based upon their assessment of the information available to them at the time of examination. At September 30, 2002, the Company had a total allowance for loan losses of $6.0 million representing 248.38% of total non-accruing loans and 0.42% of total loans.

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

At September 30, 2002, the Company's total interest-earning assets maturing or repricing within one year exceeded its total deposits and borrowings maturing or repricing within one year by $168.0 million, representing a one year positive gap of 8.92% of total assets, compared to a one year positive gap of 5.11% of total assets at June 30, 2002. The Company's gap position changed from June 30, 2002 primarily due to the decline in market interest rates which has increased prepayment activity on loans and mortgage-backed securities and has raised expectations that certain investment securities with callable features will be redeemed before maturity. Also contributing to the change in the gap position was growth in core deposits, which reduced the short-term estimated cash flows of the Company's interest-bearing liabilities.

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

As of September 30, 2002, the Bank's internally generated initial NPV ratio was 5.11%. Following a 2% increase in interest rates, the Bank's Post-Shock NPV ratio was 7.03%. The change in the NPV ratio, or the Bank's Sensitivity Measure, was positive 1.92%. As of September 30, 2002, the Company's internally generated initial NPV ratio was 4.64%, the Post-Shock ratio was 6.46%, and the Sensitivity Measure was positive 1.82%. Variances between the Bank's and the Company's NPV ratios are attributable to balance sheet items which are adjusted during consolidation, such as investments, intercompany borrowings and capital.

Internally generated NPV measurements are based on simulations which utilize institution specific assumptions and, as such, generally result in lower levels of presumed interest rate risk (i.e., higher Post-Shock NPV ratio and lower Sensitivity Measure) than Office of Thrift Supervision ("OTS") measurements indicate.

The OTS measures the Bank's (unconsolidated) IRR on a quarterly basis using data from the quarterly Thrift Financial Reports filed by the Bank with the OTS, coupled with non-institution specific assumptions which are based on national averages. As of June 30, 2002 (the latest date for which information is available), the Bank's initial NPV ratio, as measured by the OTS, was 9.24%, the Bank's Post-Shock ratio was 6.20% and the Sensitivity Measure was negative 3.04%.

In addition to monitoring NPV and gap, management also monitors the duration of assets and liabilities and the effects on net interest income resulting from parallel and non-parallel increases or decreases in rates.

At September 30, 2002, based on its internally generated simulation models, the Company's consolidated net interest income projected for one year forward would increase 2.7% from the base case, or current market, as a result of an immediate and sustained 2% increase in interest rates.

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

The Company's cash needs for the three months ended September 30, 2002 were provided by operating activities, including the sale of loans, proceeds from maturities of investment securities and principal repayments of loans and mortgage-backed securities. During this period, the cash provided was used for investing activities, which included the origination of loans and the purchase of investment securities, as well as to fund a decrease in deposits. Additionally, during the three months ended September 30, 2002, cash provided was used for the repurchase of common stock. During the three months ended September 30, 2001, the cash needs of the Company were provided by maturities of investment securities, increased deposits and principal repayments of loans and mortgage-backed securities. During this period, the cash provided was used for investing activities, which included the origination and purchase of loans and the purchase of investment securities, as well as to reduce borrowings.

Current regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percentage of risk-adjusted assets; a ratio of core capital to risk-adjusted assets; a leverage ratio of core capital to total adjusted assets; and a tangible capital ratio expressed as a percentage of total adjusted assets. As of September 30, 2002, the Bank exceeded all regulatory capital requirements and qualified as a "well-capitalized" institution (see Note 6. - Stockholders' Equity and Regulatory Capital, in the Notes to Consolidated Financial Statements).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's most significant form of market risk is interest rate risk, as the majority of its assets and liabilities are sensitive to changes in interest rates. See the discussion in this Form 10-Q under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of
Operations-Interest Rate Sensitivity."

Item 4. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the
         -------------------------------------------------
Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management within the 90-day period preceding the filing date of this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     (b) Changes in Internal Controls: In the quarter ended September 30, 2002,
         -----------------------------
there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 4.    Submission of Matters to a Vote of Security Holders
           None.

Item 5.    Other Information
           None.

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits
               Exhibit 11: Statement Regarding Computation of Per Share
               Earnings.

           (b) Reports on Form 8-K
               On July 29, 2002, the Company filed a Form 8-K reporting under Items 5 and 7 the issuance of a press release on July 26, 2002 announcing the Company's fourth quarter results and an increased dividend.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             PENNFED FINANCIAL SERVICES, INC.



Date: November 13, 2002      By: /s/ Joseph L. LaMonica
                                 -----------------------------------------------
                                 Joseph L. LaMonica
                                 President and Chief
                                 Executive Officer
                                (Principal Executive Officer)





Date: November 13, 2002       By: /s/ Claire M. Chadwick
                                  ----------------------------------------------
                                  Claire M. Chadwick
                                  Executive Vice President,
                                  Chief Financial Officer and
                                  Controller
                                  (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS

I, Joseph L. LaMonica, certify that:

1. I have reviewed this quarterly report on Form 10-Q of PennFed Financial Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002


/s/ Joseph L. LaMonica
-------------------------------------
Joseph L. LaMonica
President and Chief Executive Officer

                                 CERTIFICATIONS

I, Claire M. Chadwick, certify that:

1. I have reviewed this quarterly report on Form 10-Q of PennFed Financial Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002


/s/ Claire M. Chadwick
--------------------------------------
Claire M. Chadwick
Executive Vice President,
Chief Financial Officer and Controller

                                  CERTIFICATION

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned hereby certifies in his or her capacity as an officer of PennFed Financial Services, Inc. (the "Company") that the Quarterly Report of the Company on Form 10-Q for the quarterly period ended September 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods presented in the financial statements included in such report.




                                      By: /s/ Joseph L. LaMonica
                                          --------------------------------------
                                          Joseph L. LaMonica
                                          President and Chief
                                          Executive Officer

                                          Date: November 13, 2002


                                      By: /s/ Claire M. Chadwick
                                          --------------------------------------
                                          Claire M. Chadwick
                                          Executive Vice President,
                                          Chief Financial Officer and Controller

                                          Date: November 13, 2002

                                   EXHIBIT 11

              Statement Regarding Computation of Per Share Earnings

                 Three Months Ended September 30, 2002 and 2001

                (Dollars in thousands, except per share amounts)

                                                                                               Three months ended September 30,
                                                                                               --------------------------------
                                                                                                2002                      2001
                                                                                             ----------                ----------
Net income.............................................................................          $3,824                    $3,553
                                                                                             ==========                ==========
Number of shares outstanding:
Weighted average shares issued.........................................................      11,900,000                11,900,000
Less: Weighted average shares held in treasury.........................................       4,566,001                 4,260,678
Less: Average shares held by the ESOP..................................................         952,000                   952,000
Plus: ESOP shares released or committed to be released
           during the fiscal year......................................................         733,256                   619,611
                                                                                             ----------                ----------
Average basic shares...................................................................       7,115,255                 7,306,933
Plus: Average common stock equivalents.................................................         540,226                   566,808
                                                                                             ----------                ----------
Average diluted shares.................................................................       7,655,481                 7,873,741
                                                                                             ==========                ==========
Earnings per common share:
        Basic..........................................................................           $0.54                     $0.49
                                                                                             ==========                ==========
        Diluted........................................................................           $0.50                     $0.45
                                                                                             ==========                ==========
