Form 10-Q
period 2003-02-14
PENNFED FINANCIAL SERVICES INC
filed 2003-02-14
CIK 920945

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                       to
                                   -----------------------  --------------------


                         Commission file number 0-24040


                        PennFed Financial Services, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                         22-3297339
-----------------------------------------   ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

622 Eagle Rock Avenue, West Orange, NJ                            07052-2989
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:               (973) 669-7366
                                                   -----------------------------


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


     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
YES [X]  NO [_]

      As of February 10, 2003, there were issued and outstanding 7,161,572 shares of the Registrant's Common Stock.

PART I - Financial Information
Item 1.  Financial Statements

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

                                                                                           December 31,              June 30,
                                                                                               2002                    2002
                                                                                         --------------        ---------------
                                                                                                (Dollars in thousands)
ASSETS
Cash and cash equivalents.............................................................     $     60,470            $    37,189
Investment securities available for sale, at market value, amortized cost of
     $4,372 and $4,266 at December 31, 2002 and June 30, 2002.........................            4,579                  4,295
Investment securities held to maturity, at amortized cost, market value of
     $202,022 and $178,676 at December 31, 2002 and June 30, 2002.....................          199,700                179,490
Mortgage-backed securities held to maturity, at amortized cost, market value
     of $135,598 and $174,036 at December 31, 2002 and June 30, 2002..................          130,140                169,689
Loans held for sale...................................................................            9,660                  1,592
Loans receivable, net of allowance for loan losses of $6,226 and $5,821
     at December 31, 2002 and June 30, 2002...........................................        1,371,484              1,439,668
Premises and equipment, net...........................................................           20,571                 19,598
Real estate owned, net................................................................               28                     28
Federal Home Loan Bank of New York stock, at cost.....................................           25,223                 25,656
Accrued interest receivable, net......................................................            8,931                  9,564
Goodwill and other intangible assets..................................................            4,100                  5,043
Other assets..........................................................................            3,011                    615
                                                                                         --------------        ---------------
                                                                                             $1,837,897             $1,892,427
                                                                                         ==============        ===============

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
     Deposits.........................................................................       $1,126,432             $1,174,507
     Federal Home Loan Bank of New York advances......................................          504,465                504,465
     Other borrowings.................................................................           24,651                 23,314
     Mortgage escrow funds............................................................           10,112                 12,772
     Accounts payable and other liabilities...........................................            7,661                 14,071
                                                                                         --------------        ---------------
     Total liabilities................................................................        1,673,321              1,729,129
                                                                                         --------------        ---------------

     Guaranteed Preferred Beneficial Interests in the Company's
         Junior Subordinated Debentures...............................................           46,500                 46,500
     Unamortized issuance expenses....................................................           (1,926)                (1,963)
                                                                                         --------------        ---------------
     Net Trust Preferred securities...................................................           44,574                 44,537
                                                                                         --------------        ---------------

Stockholders' Equity:
     Serial preferred stock, $.01 par value, 7,000,000 shares
         authorized, no shares issued.................................................              ---                    ---
     Common stock, $.01 par value, 15,000,000 shares authorized, 11,900,000 shares issued and 7,138,572 and 7,347,552 shares outstanding at
         December 31, 2002 and June 30, 2002 (excluding shares held in treasury of 4,761,428 and 4,552,448 at December 31, 2002 and
         June 30, 2002).............................................................                 60                     60
     Additional paid-in capital.......................................................           64,872                 63,820
     Employee Stock Ownership Plan Trust debt.........................................             (944)                (1,244)
     Retained earnings, partially restricted..........................................          120,399                114,444
     Accumulated other comprehensive income, net of taxes.............................               62                     18
     Treasury stock, at cost, 4,761,428 and 4,552,448 shares at
         December 31, 2002 and June 30, 2002..........................................          (64,447)               (58,337)
                                                                                         --------------        ---------------
     Total stockholders' equity.......................................................          120,002                118,761
                                                                                         --------------        ---------------
                                                                                             $1,837,897             $1,892,427
                                                                                         ==============        ===============

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Income

                                                                             Three months ended           Six months ended
                                                                                 December 31,               December 31,
                                                                        -------------------------    -------------------------
                                                                            2002          2001          2002           2001
                                                                        ----------      ---------    ----------      ---------

                                                                           (Dollars in thousands, except per share amounts)
Interest and Dividend Income:
     Interest and fees on loans......................................      $21,696        $23,666       $44,882        $47,521
     Interest on federal funds sold..................................           13            ---            13              1
     Interest and dividends on investment securities.................        3,608          4,105         6,889         10,029
     Interest on mortgage-backed securities..........................        2,044          2,559         4,578          4,713
                                                                        ----------      ---------    ----------     ----------
                                                                            27,361         30,330        56,362         62,264
                                                                        ----------      ---------    ----------     ----------
Interest Expense:
     Deposits........................................................        8,853         10,976        18,507         22,538
     Borrowed funds..................................................        7,557          7,624        15,114         15,841
                                                                        ----------      ---------    ----------     ----------
                                                                            16,410         18,600        33,621         38,379
                                                                        ----------      ---------    ----------     ----------
Net Interest and Dividend Income Before Provision
     for Loan Losses.................................................       10,951         11,730        22,741         23,885
Provision for Loan Losses............................................          200            375           425            925
                                                                        ----------      ---------    ----------     ----------
Net Interest and Dividend Income After Provision
     for Loan Losses.................................................       10,751         11,355        22,316         22,960
                                                                        ----------      ---------    ----------     ----------

Non-Interest Income:
     Service charges.................................................        1,230            762         2,353          1,409
     Net gain (loss) from real estate operations.....................          ---             (7)            2            (46)
     Net gain on sales of loans......................................          563             45           794             87
     Other...........................................................          266            209           492            404
                                                                        ----------      ---------    ----------     ----------
                                                                             2,059          1,009         3,641          1,854
                                                                        ----------      ---------    ----------     ----------

Non-Interest Expenses:
     Compensation and employee benefits..............................        3,313          3,180         6,794          6,415
     Net occupancy expense...........................................          407            388           810            794
     Equipment.......................................................          510            531         1,027          1,032
     Advertising.....................................................           31            120           118            240
     Amortization of intangibles.....................................          468            487           942            979
     Federal deposit insurance premium...............................           50             50            98            102
     Preferred securities expense....................................        1,092          1,092         2,184          2,184
     Other...........................................................          941            996         1,956          2,028
                                                                        ----------      ---------    ----------     ----------
                                                                             6,812          6,844        13,929         13,774
                                                                        ----------      ---------    ----------     ----------

Income Before Income Taxes...........................................        5,998          5,520        12,028         11,040
Income Tax Expense...................................................        2,174          1,949         4,380          3,916
                                                                        ----------      ---------    ----------     ----------
Net Income...........................................................     $  3,824       $  3,571      $  7,648       $  7,124
                                                                        ==========      =========    ==========     ==========

Weighted average number of common shares outstanding:
     Basic...........................................................    6,997,197      7,284,562     7,056,226      7,295,748
                                                                        ==========      =========    ==========     ==========
     Diluted.........................................................    7,526,698      7,779,361     7,589,741      7,828,602
                                                                        ==========      =========    ==========     ==========

Net income per common share:
     Basic...........................................................       $0.55           $0.49        $1.08          $0.98
                                                                        ==========      =========    ==========     ==========
     Diluted.........................................................       $0.51           $0.46        $1.01          $0.91
                                                                        ==========      =========    ==========     ==========


See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

                                                                            Three months ended          Six months ended
                                                                               December 31,                December 31,
                                                                        -------------------------     ------------------------

                                                                            2002          2001           2002          2001
                                                                        ----------      ---------     ---------     ----------
                                                                                            (In thousands)
Net income............................................................      $3,824         $3,571        $7,648         $7,124

Other comprehensive income, net of tax:
       Unrealized gains (losses) on investment securities available for sale:
       Unrealized holding gains (losses) arising during period........         (81)             3            44            ---
                                                                        ----------      ---------     ---------     ----------
Comprehensive income..................................................      $3,743         $3,574        $7,692         $7,124
                                                                        ==========      =========     =========     ==========


See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity


                                                     For the Six Months Ended December 31, 2002 and 2001
                                                     ---------------------------------------------------



                                                                          Employee
                                                                            Stock                     Accumulated
                                     Serial                 Additional    Ownership                      Other
                                    Preferred     Common     Paid-In     Plan Trust      Retained     Comprehensive    Treasury
                                      Stock        Stock      Capital         Debt       Earnings         Income         Stock
                                   -----------  ---------- ------------  -------------   --------   ------------------  --------
                                                                    (Dollars in thousands)

Balance at June 30, 2001...........       $---         $60     $61,504      $(1,801)     $102,694         $ ---        $(49,927)
Allocation of Employee Stock
  Ownership Plan (ESOP) stock......                                             278
ESOP adjustment....................                              1,539
Purchase of 340,000 shares of
  treasury stock...................                                                                                      (7,121)
Issuance of 205,961 shares of
  treasury stock for options
  exercised and Dividend
  Reinvestment Plan (DRP)..........                                                        (1,038)                        2,441
Cash dividends of $0.11 per
  common share.....................                                                          (815)
Net income for the six months
  ended December 31, 2001..........                                                         7,124
                                   -----------  ---------- -----------      -------     ---------     ---------        --------
Balance at December 31, 2001.......       $---         $60     $63,043      $(1,523)     $107,965         $ ---        $(54,607)
                                   ===========  ========== ===========      =======     =========     =========        ========




Balance at June 30, 2002...........       $---         $60     $63,820      $(1,244)     $114,444          $ 18        $(58,337)
Allocation of ESOP stock...........                                             300
ESOP adjustment....................                              1,052
Purchase of 255,000 shares of
  treasury stock...................                                                                                      (6,704)
Issuance of 46,020 shares of
  treasury stock for options
  exercised and DRP................                                                          (286)                          594
Cash dividends of $0.20 per
  common share.....................                                                        (1,407)
Unrealized gain on investment
  securities available for sale,
  net of income taxes..............                                                                          44
Net income for the six months
  ended December 31, 2002..........                                                         7,648
                                   -----------  ---------- -----------      -------     ---------     ---------        --------
Balance at December 31, 2002.......       $---         $60     $64,872     $   (944)     $120,399         $  62        $(64,447)
                                   ===========  ========== ===========      =======     =========     =========        ========

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

                                                                                                Six months ended December 31,
                                                                                                -----------------------------
                                                                                                2002                      2001
                                                                                              ---------              ---------------
                                                                                                   (Dollars in thousands)
Cash Flows from Operating Activities:
     Net income.......................................................................        $   7,648              $   7,124
     Adjustments to reconcile net income to net cash provided by operating activities:
     Net gain on sales of loans.......................................................             (794)                   (87)
     Proceeds from sales of loans held for sale.......................................           59,184                  8,706
     Net gain on sales of real estate owned...........................................              ---                    (13)
     Amortization of investment and mortgage-backed securities
       premium, net...................................................................              401                    170
     Depreciation and amortization....................................................              854                    797
     Provision for losses on loans and real estate owned..............................              425                    951
     Amortization of cost of stock plans..............................................            1,352                  1,818
     Amortization of intangibles......................................................              943                    979
     Amortization of premiums on loans and loan fees..................................            3,683                  1,536
     Amortization of Trust Preferred securities issuance costs........................               37                     38
     Increase in accrued interest receivable, net of accrued
       interest payable...............................................................             (945)                  (349)
     (Increase) decrease in other assets..............................................           (2,396)                   694
     Decrease in accounts payable and other liabilities...............................           (6,544)                (3,420)
     Decrease in mortgage escrow funds................................................           (2,660)                (1,219)
     Other, net.......................................................................              ---                     (3)
                                                                                              ---------              ---------
     Net cash provided by operating activities........................................           61,188                 17,722
                                                                                              ---------              ---------

Cash Flows from Investing Activities:
     Proceeds from maturities of investment securities................................          104,222                254,575
     Purchases of investment securities held to maturity..............................         (124,480)              (110,148)
     Purchases of investment securities available for sale............................             (107)                   (15)
     Net outflow from loan originations net of principal repayments of loans..........           (5,876)               (98,851)
     Proceeds from loans sold.........................................................            4,170                    ---
     Purchases of loans...............................................................             (676)               (17,141)
     Proceeds from principal repayments of mortgage-backed securities.................           39,197                 21,590
     Purchases of mortgage-backed securities..........................................              ---                (20,364)
     Proceeds from sale of premises and equipment.....................................              ---                     14
     Purchases of premises and equipment..............................................           (1,827)                  (613)
     Net inflow from real estate owned activity.......................................              ---                    246
     Redemptions (purchases) of Federal Home Loan Bank of New York stock..............              433                   (860)
                                                                                              ---------              ---------
     Net cash provided by investing activities........................................           15,056                 28,433
                                                                                              ---------              ---------

Cash Flows from Financing Activities:
     Net increase (decrease) in deposits..............................................          (46,497)                34,104
     Increase (decrease) in advances from the Federal Home Loan Bank
       of New York and other borrowings...............................................            1,337                (71,840)
     Cash dividends paid..............................................................           (1,407)                  (815)
     Purchases of treasury stock, net of reissuance...................................           (6,396)                (5,718)
                                                                                              ---------              ---------
     Net cash used in financing activities............................................          (52,963)               (44,269)
                                                                                              ---------              ---------
Net Increase in Cash and Cash Equivalents.............................................           23,281                  1,886
Cash and Cash Equivalents, Beginning of Period........................................           37,189                 15,771
                                                                                              ---------              ---------
Cash and Cash Equivalents, End of Period..............................................         $ 60,470              $  17,657
                                                                                              =========              =========

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

                                                                                               Six months ended December 31,
                                                                                               -----------------------------
                                                                                                2002                    2001
                                                                                              ---------              ---------------
                                                                                                  (Dollars in thousands)

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
     Interest.........................................................................          $35,292               $ 40,811
                                                                                              =========               ========
     Income taxes.....................................................................          $ 5,291               $  3,188
                                                                                              =========               ========

Supplemental Schedule of Non-Cash Activities:
     Transfer of loans receivable to loans held for sale, at market...................          $66,641               $  9,401
                                                                                              =========               ========
     Securitization of loans receivable and transfer to mortgage-backed
         securities...................................................................          $   ---                $65,923
                                                                                              =========               ========


See notes to consolidated financial statements.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation

The interim consolidated financial statements of PennFed Financial Services, Inc. ("PennFed") and subsidiaries (with its subsidiaries, the "Company") include the accounts of PennFed and its subsidiaries (Penn Federal Savings Bank (the "Bank"), PennFed Capital Trust I and PennFed Capital Trust II). These interim consolidated financial statements included herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2002. The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. There were no adjustments of a non-recurring nature recorded during the six months ended December 31, 2002 and 2001. The interim results of operations presented are not necessarily indicative of the results for the full year.

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

The adoption of SFAS 142, SFAS 143 and SFAS 144 did not have an effect on the Company's financial condition, results of operations or cash flows as of and for the six months ended December 31, 2002.

Effective October 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" ("SFAS 147"). Among other things, SFAS 147 amends SFAS 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS 144 requires for other long-lived assets that are held and used. The adoption of SFAS 147 did not have an effect on the Company's financial position, results of operations or cash flows as of and for the six months ended December 31, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. For recognition and initial measurement, FIN 45 is applicable on a prospective basis to guarantees issued or modified after December 31, 2002. For disclosure requirements, FIN 45 is effective for financial statements of interim or annual periods ending after December 15, 2002.

4.  Recently Issued Accounting Standards

In December 2002, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 is effective for reporting periods beginning after December 15, 2002. As the Company did not adopt the SFAS 123 fair value based method of accounting for stock options, the adoption of SFAS 148 should have no impact on its consolidated financial position or results of operations.

In January 2003, FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" and addresses consolidation by business enterprises of variable interest entities having certain characteristics. FIN 46 is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003 and in fiscal 2003 for all other variable interest entities. As the Company does not have variable interest entities, the adoption of FIN 46 will not have an effect on the Company's financial position, results of operations or cash flows.

5.  Other Contingencies

In 1987, the New Jersey Department of Environmental Protection ("NJDEP") conducted an environmental contamination investigation of the Orange Road branch site of First Federal Savings and Loan Association of Montclair ("First Federal"). Prior to the acquisition by First Federal, the location was used as a gasoline service station. On August 16, 1989, the NJDEP issued a "no further action" letter to First Federal with regard to this site. The Bank acquired First Federal effective September 11, 1989. Notwithstanding the earlier "no further action" letter, on June 25, 1997, the NJDEP issued a letter demanding that Penn Federal Savings Bank develop a remedial work plan for the Orange Road branch site as a result of an investigation conducted on behalf of an adjacent property owner. The Bank disputed the NJDEP position that Penn Federal Savings Bank was a responsible party. On July 1, 1998, the NJDEP issued a letter determining that Penn Federal Savings Bank, Mobil Oil Corporation (now ExxonMobil) and the former gasoline service station owner were all responsible parties for the clean up at the subject site. Responsible parties may ultimately have full or partial obligation for the cost of remediation. In order to comply with the NJDEP, the Bank has entered into a cost sharing arrangement with ExxonMobil whereby ExxonMobil has agreed to develop and implement the remedial action work plan required by the NJDEP.

Based upon an environmental engineering report, a remedial investigation would cost approximately $30,000. The environmental engineering company has also indicated that, based upon their experience with similar type projects, the majority of cases are addressed by natural remediation. Natural remediation costs, if needed, range from $60,000 to $150,000. At December 31, 2002 and June 30, 2002, a contingent environmental liability of $45,000 is included in Accounts payable and other liabilities on the Company's Consolidated Statements of Financial Condition. The $45,000 represents one-half of the remedial investigation (one-half of $30,000, or $15,000) plus one-half of the lower end of the range for natural remediation (one-half of $60,000, or $30,000). Based upon the most current information available, management believes the $45,000 represents the most likely liability at this time.

6.  Computation of EPS

The computation of EPS is presented in the following table.

                                                                         Three months ended            Six months ended
                                                                           December 31,                    December 31,
                                                                   ------------------------------  -------------------------------
                                                                         2002           2001           2002             2001
                                                                   ---------------  -------------  -------------  ----------------
                                                                         (Dollars in thousands, except per share amounts)


Net income......................................................           $3,824         $3,571        $7,648          $7,124
                                                                    =============  ============= =============   =============

Number of shares outstanding:
Weighted average shares issued..................................       11,900,000     11,900,000    11,900,000      11,900,000
Less: Weighted average shares held in treasury..................        4,714,030      4,310,940     4,640,016       4,285,809
Less: Average shares held by the ESOP...........................          952,000        952,000       952,000         952,000
Plus: ESOP shares released or committed to be
           released during the fiscal year......................          763,227        647,502       748,242         633,557
                                                                      -----------    -----------   -----------     -----------
Average basic shares............................................        6,997,197      7,284,562     7,056,226       7,295,748
Plus: Average common stock equivalents..........................          529,501        494,799       533,515         532,854
                                                                      -----------    -----------   -----------     -----------
Average diluted shares..........................................        7,526,698      7,779,361     7,589,741       7,828,602
                                                                       ==========     ==========    ==========      ==========

Earnings per common share:
        Basic....................................................          $0.55           $0.49         $1.08          $0.98
                                                                   =============   ============= =============  =============
        Diluted..................................................          $0.51           $0.46         $1.01          $0.91
                                                                   =============   ============= =============  =============

7. Stockholders' Equity and Regulatory Capital

The Bank's regulatory capital amounts and ratios are presented in the following table.

                                                                                                          To Be Well
                                                                                 For Minimum            Capitalized Under
                                                                                Capital Adequacy        Prompt Corrective
                                                       Actual                      Purposes             Action Provisions
                                                  -----------------          -------------------       -------------------
                                                  Amount      Ratio              Amount    Ratio         Amount       Ratio
                                                  ------      -----          -----------   -----       ----------     -----
                                                                             (Dollars in thousands)
As of December 31, 2002
Tangible capital, and ratio to
  adjusted total assets....................      $162,450      8.86%            $27,516     1.50%         N/A        N/A
Tier I (core) capital, and ratio to
  adjusted total assets....................      $162,450      8.86%            $73,376     4.00%        $  91,720     5.00%
Tier I (core) capital, and ratio to
  risk-weighted assets.....................      $162,450     16.20%                N/A      N/A         $  60,151     6.00%
Risk-based capital, and ratio to
  risk-weighted assets.....................      $168,753     16.83%            $80,202     8.00%         $100,252    10.00%

As of June 30, 2002
Tangible capital, and ratio to
  adjusted total assets....................      $158,034      8.37%            $28,323     1.50%          N/A       N/A
Tier I (core) capital, and ratio to
  adjusted total assets....................      $158,034      8.37%            $75,529     4.00%        $  94,411     5.00%
Tier I (core) capital, and ratio to
  risk-weighted assets.....................      $158,034     15.36%                N/A      N/A         $  61,722     6.00%
Risk-based capital, and ratio to
  risk-weighted assets.....................      $163,828     15.93%            $82,296     8.00%        $ 102,869    10.00%

                                       10

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

                                                                                                             To Be Well
                                                                                For Minimum               Capitalized Under
                                                                             Capital Adequacy             Prompt Corrective
                                                      Actual                        Purposes             Action Provisions
                                                 ------------------        ------------------------   -----------------------
                                                  Amount      Ratio              Amount     Ratio         Amount       Ratio
                                                 --------     -----         -----------     -----      ----------      -----
                                                                           (Dollars in thousands)
As of December 31, 2002
Tangible capital, and ratio to
  adjusted total assets....................      $154,451      8.42%            $27,525     1.50%              N/A       N/A
Tier I (core) capital, and ratio to
  adjusted total assets....................      $154,451      8.42%            $73,399     4.00%        $  91,749      5.00%
Tier I (core) capital, and ratio to
  risk-weighted assets.....................      $154,451     15.57%                N/A      N/A         $  59,520      6.00%
Risk-based capital, and ratio to
  risk-weighted assets.....................      $160,754     16.21%            $79,360     8.00%        $  99,200     10.00%

As of June 30, 2002
Tangible capital, and ratio to
  adjusted total assets....................      $151,600      8.02%            $28,349     1.50%              N/A       N/A
Tier I (core) capital, and ratio to
  adjusted total assets....................      $151,600      8.02%            $75,597     4.00%        $  94,496      5.00%
Tier I (core) capital, and ratio to
  risk-weighted assets.....................      $151,600     14.87%                N/A      N/A         $  61,150      6.00%
Risk-based capital, and ratio to
  risk-weighted assets.....................      $157,386     15.44%            $81,534     8.00%        $ 101,917     10.00%

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

When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates and demand for loans in the Company's market area, the relationship of short-term interest rates to long-term interest rates, competition and terrorist acts that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above, as well as other factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company will not undertake - and specifically declines any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of these statements or to reflect the occurrence of anticipated or unanticipated events.

Financial Condition

Total assets decreased $54.5 million to $1.838 billion at December 31, 2002 from $1.892 billion at June 30, 2002. The decrease was primarily due to a $68.2 million decrease in net loans receivable and a $39.5 million decrease in mortgage-backed securities, offset by a $23.3 million increase in cash and cash equivalents and a $20.2 million increase in investment securities held to maturity. Low market interest rates and the resulting effect of loan refinancing activity has led to an increase in the runoff of the mortgage-backed securities portfolio. The effects of accelerated prepayments on loans and the sale of conforming, fixed rate, one- to four-family residential mortgage loans into the secondary market have more than offset our loan originations. Due to the lower yielding investment alternatives that have been available in the market and with increased cash flows from asset repayments and the sale of loans, cash and cash equivalents have increased since June 30, 2002.

Deposits decreased $48.1 million to $1.126 billion at December 31, 2002 from $1.175 billion at June 30, 2002. A decrease in short- and medium-term certificates of deposit was partially offset by an increase in core deposit accounts (checking, money market and savings accounts). At December 31, 2002, Federal Home Loan Bank ("FHLB") of New York advances and other borrowings remained relatively unchanged from June 30, 2002.

Non-performing assets at December 31, 2002 totaled $1.7 million, a decrease of $1.6 million from the $3.3 million recorded at June 30, 2002. The ratio of non-performing assets to total assets decreased to 0.09% at December 31, 2002 from 0.17% at June 30, 2002. Non-accruing loans at December 31, 2002 totaled $1.7 million, as compared to $3.3 million at June 30, 2002, while the ratio of non-accruing loans to total loans decreased to 0.12% at December 31, 2002 from 0.23% at June 30, 2002. Real estate owned at December 31, 2002 remained unchanged at $28,000.

Stockholders' equity at December 31, 2002 totaled $120.0 million compared to $118.8 million at June 30, 2002. The increase primarily reflects the net income recorded for the six months ended December 31, 2002 and the exercise of stock options, partially offset by the repurchase of 255,000 shares of the Company's outstanding stock at an average price of $26.29 per share and the declaration of cash dividends.

Results of Operations

General. For the three months ended December 31, 2002, net income was $3.8 million, or $0.51 per diluted share, compared to net income of $3.6 million, or $0.46 per diluted share, for the comparable prior year period. For the six months ended December 31, 2002, net income was $7.6 million, or $1.01 per diluted share. These results compare to net income of $7.1 million, or $0.91 per diluted share, for the six months ended December 31, 2001.

Interest and Dividend Income. Interest and dividend income for the three and six months ended December 31, 2002 decreased to $27.4 million and $56.4 million, respectively, from $30.3 million and $62.3 million for the three and six months ended December 31, 2001. In general, the decline in interest and dividend income reflects a lower level of interest-earning assets due to the effects of loan sales and accelerated prepayments, and a lower yield earned on these assets as a result of prepayments of higher yielding loans and origination of loans at lower market interest rates. Average interest-earning assets were $1.792 billion and $1.807 billion for the three and six months ended December 31, 2002, respectively, compared to $1.797 billion and $1.815 billion for the comparable prior year periods. The average yield earned on interest-earning assets decreased to 6.08% for the three months ended December 31, 2002 from 6.73% for the three months ended December 31, 2001. For the six months ended December 31, 2002, the average yield earned on interest-earning assets decreased to 6.22% from 6.84% for the comparable prior year period.

Interest income on residential one- to four-family mortgage loans for the three and six months ended December 31, 2002 decreased $2.5 million and $3.6 million, respectively, when compared to the prior year periods. The decrease in interest income on residential one- to four-family mortgage loans for the three months ended December 31, 2002 was due to a decrease in the average yield earned on this loan portfolio to 5.93% from 6.63% for the three months ended December 31, 2001, reflecting the payoff or refinance of higher yielding loans and the origination of lower yielding loans. In addition, the decrease in interest income on residential one- to four-family mortgage loans for the three months ended December 31, 2002 was due to a decrease in the average balance outstanding to $1.123 billion from $1.154 billion for the prior year period as the result of accelerated prepayments and loan sales. For the six months ended December 31, 2002, the decrease in interest income on residential one- to four-family mortgage loans was primarily due to a decrease in the average yield earned on this loan portfolio, when compared to the prior year period. The average yield earned on residential one- to four-family mortgage loans for the six months ended December 31, 2002 decreased to 6.09% from 6.75% for the six months ended December 31, 2001. The average balance outstanding of residential one- to four-family mortgage loans increased slightly to $1.145 billion for the six months ended December 31, 2002 compared to $1.139 billion for the prior year period.

Interest income on commercial and multi-family real estate loans increased $749,000 and $1.4 million for the three and six months ended December 31, 2002, respectively, when compared to the prior year periods. At December 31, 2002, commercial and multi-family real estate loans represented approximately 11.6% of the Company's gross loan portfolio, as compared to 10.1% at June 30, 2002. The increases in interest income on commercial and multi-family real estate loans were attributable to increases of $42.6 million and $39.8 million in the average outstanding balance for the three and six months ended December 31, 2002, respectively, when compared to the prior year periods. The growth in interest income for this portfolio was partially offset by decreases in the average yield earned on commercial and multi-family real estate loans. The average yield decreased to 7.82% and 7.89% for the current three and six month periods, respectively, compared to 8.14% and 8.22% for the three and six months ended December 31, 2001. As with other loans, the payoff of higher yielding loans and the origination of loans at lower market interest rates has resulted in a decline in the yield of the commercial and multi-family real estate loan portfolio.

Interest income on consumer loans decreased $244,000 and $450,000 for the three and six months ended December 31, 2002, respectively, when compared to the prior year periods. The decreases in interest income for this loan portfolio are reflective of the lower market interest rates. The average yield earned on consumer loans decreased to 6.20% and 6.28% for the three and six months ended December 31, 2002, respectively, from 6.88% and 7.03% for the comparable prior year periods. In addition, the decreases in interest income on consumer loans were attributable to decreases of $2.6 million and $155,000 in the average balance outstanding for the three and six months ended December 31, 2002, respectively, when compared to the three and six months ended December 31, 2001.

Interest income on investment securities and other interest-earning assets decreased $497,000 and $3.1 million for the three and six months ended December 31, 2002, respectively, compared to the prior year periods. The decreases in interest income on these securities is partially attributable to a $4.6 million and a $65.4 million decrease in the average balance outstanding for the three and six months ended December 31, 2002, respectively, when compared to the prior year periods. The decrease in the average balance is primarily attributable to callable investment securities that were redeemed before maturity. In addition, the decreases in interest income on investment securities and other interest-earning assets were due to declines in the average yield earned on these securities. The average yield decreased to 5.92% and 5.93% for the current three and six month periods, respectively, compared to 6.61% and 6.74% for the three and six months ended December 31, 2001 as called investment securities were replaced with lower yielding investments.

Interest income on the mortgage-backed securities portfolio decreased $515,000 and $135,000 for the three and six months ended December 31, 2002, respectively, compared to the prior year periods, primarily as the result of accelerated prepayments. The decrease in interest income on mortgage-backed securities for the three months ended December 31, 2002 was due to a decrease in the average yield earned on this loan portfolio to 5.68% from 6.46% for the three months ended December 31, 2001. In addition, the decrease in interest income on mortgage-backed securities for the three months ended December 31, 2002 was due to a decrease in the average balance outstanding to $144.0 million from $158.4 million for the prior year period. For the six months ended December 31, 2002, the decrease in interest income on mortgage-backed securities was due to a decrease in the average yield earned on these securities partially offset by an increase in the average balance outstanding, when compared to the prior year period. The average yield earned on mortgage-backed securities for the six months ended December 31, 2002 decreased to 5.94% from 6.54% for the six months ended December 31, 2001. The average balance outstanding of mortgage-backed securities increased to $154.0 million for the six months ended December 31, 2002 compared to $144.2 million for the prior year period.

Interest Expense. Interest expense decreased $2.2 million and $4.8 million for the three and six months ended December 31, 2002, respectively, from the comparable prior year periods. The decreases in the current year periods were attributable to decreases in the Company's cost of funds from average rates of 3.86% and 3.93% for the three and six months ended December 31, 2002, respectively, from 4.42% and 4.51% for the comparable prior year periods, as a result of lower market interest rates. Partially offsetting the decreases in interest expense were increases of $18.2 million and $6.3 million in total average deposits and borrowings for the three and six months ended December 31, 2002, respectively, when compared to the prior year periods.

For the three and six months ended December 31, 2002, the average rate paid on deposits decreased to 3.05% and 3.17%, respectively, from 3.84% and 3.96% for the three and six months ended December 31, 2001. Average deposit balances increased $15.9 million and $29.0 million to $1.150 billion and $1.159 billion for the three and six months ended December 31, 2002, respectively. With a reduction in the Company's funding needs as a result of loan sales and accelerated loan prepayments, higher costing certificates of deposit have been priced to allow runoff. Increases in core deposits may be partially attributable to the lack of investment alternatives in this lower interest rate environment.

The average cost of FHLB of New York advances decreased to 5.66% for the three and six months ended December 31, 2002 from 5.80% and 5.86% while the average balance of FHLB of New York advances increased $30.6 million and $38.1 million for the same respective periods, when compared to the prior year periods. For the three and six months ended December 31, 2002, the average balance of other borrowings decreased $28.3 million and $60.8 million, respectively, when compared to the three and six months ended December 31, 2001. For the three months ended December 31, 2002, the average rate paid on other borrowings decreased to 4.61% from 4.65% while the average rate increased to 4.64% from 4.44% for the six months ended December 31, 2002.

Net Interest and Dividend Income. Net interest and dividend income before provision for loan losses for the three and six months ended December 31, 2002 was $11.0 million and $22.7 million, respectively, reflecting a $779,000 and $1.1 million decrease from the $11.7 million and $23.9 million recorded in the comparable prior year periods. Average net interest-earning assets decreased $23.9 million and $14.1 million for the three and six months ended December 31, 2002, respectively, when compared to the prior year periods. The net interest rate spread and net interest margin for the three months ended December 31, 2002 were 2.22% and 2.47%, respectively, a decrease from 2.31% and 2.64% for the comparable prior year period. For the six months ended December 31, 2002, the net interest rate spread and net interest margin were 2.29% and 2.54%, respectively, a decrease from 2.33% and 2.67% for the six months ended December 31, 2001. Due to accelerated prepayments resulting from lower market interest rates, the net interest margin was reduced during the current periods when compared to the prior year periods.

Provision for Loan Losses. The provision for loan losses for the three and six months ended December 31, 2002 was $200,000 and $425,000, respectively, compared to $375,000 and $925,000 for the comparable prior year periods. The reduced provision for loan losses for the current year periods is consistent with a reduction in non-performing loans. The allowance for loan losses at December 31, 2002 of $6.2 million reflects a $405,000 increase from the $5.8 million at June 30, 2002. The allowance for loan losses as a percentage of non-accruing loans was 371.04% at December 31, 2002, compared to 177.74% at June 30, 2002. Non-accruing loans were $1.7 million at December 31, 2002 compared to $3.3 million at June 30, 2002. The allowance for loan losses as a percentage of total loans at December 31, 2002 was 0.45% compared to 0.40% at June 30, 2002.

Non-Interest Income. For the three and six months ended December 31, 2002, non-interest income was $2.1 million and $3.6 million, respectively, compared to $1.0 million and $1.9 million for the prior year periods. The increases in non-interest income for the current periods were primarily due to increases in service charges, net gain on sales of loans and other non-interest income, when compared to the three and six months ended December 31, 2001.

Service charge income for the three and six months ended December 31, 2002 was $1.2 million and $2.4 million, respectively, reflecting increases of $468,000 and $944,000 over the $762,000 and $1.4 million recorded for the prior year periods. Service charges increased partially because of fees associated with various loan prepayments and refinances.

During the three and six months ended December 31, 2002, the net gain on sales of loans was $563,000 and $794,000, respectively, compared to $45,000 and $87,000 for the three and six months ended December 31, 2001. Approximately $46.0 million and $58.5 million of conforming, fixed rate one- to four-family residential mortgage loans were sold into the secondary market during the three and six months ended December 31, 2002, respectively. In addition, during the three months ended December 31, 2002, a $4.0 million commercial real estate loan participation was sold as a means to reduce the Company's credit exposure on a single commercial real estate property, realizing a net gain of approximately $183,000. During the three and six months ended December 31, 2001, loan production was retained in portfolio as a partial replacement of investment securities called before maturity. In addition, effective with the issuance of $12 million of Trust Preferred securities in March 2001, a determination was made to suspend the sale of conforming, fixed rate one- to four-family residential mortgage loan production to leverage the proceeds of the issuance. As a result, only $5.2 million and $8.6 million of these conforming, fixed rate one- to four-family residential mortgage loans were sold during the three and six months ended December 31, 2001, respectively. In April 2002, the Company resumed the sale of these loans for interest rate risk management purposes in this low interest rate environment.

Other non-interest income increased $57,000 and $88,000 for the three and six months ended December 31, 2002, respectively, when compared to the prior year periods. Other non-interest income included $38,000 and $81,000 of increases in earnings from the Investment Services at Penn Federal program for the three and six months ended December 31, 2002, respectively, when compared to the prior year periods. Through this program, customers have convenient access to financial consulting/advisory services and related uninsured non-deposit investment and insurance products.

Non-Interest Expenses. Non-interest expenses were $6.8 million for the three months ended December 31, 2002, relatively unchanged from the prior year period. For the six months ended December 31, 2002, non-interest expenses were $13.9 million compared to $13.7 million for the six months ended December 31, 2001. The Company's non-interest expenses as a percent of average assets decreased to 1.46% for the three months ended December 31, 2002 from 1.49% for the prior year period. Non-interest expenses as a percent of average assets were 1.49% for the six months ended December 31, 2002 compared to 1.48% for the prior year period.

Income Tax Expense. Income tax expense for the three and six months ended December 31, 2002 was $2.2 million and $4.4 million, respectively, compared to $1.9 million and $3.9 million for the three and six months ended December 31, 2001. The effective tax rate for the three and six months ended December 31, 2002 was 36.3% and 36.4%, respectively, compared to 35.3% and 35.5% for the three and six months ended December 31, 2001. The effective tax rates for the current year periods reflect a higher State of New Jersey income tax rate.

Analysis of Net Interest Income

The following tables set forth certain information relating to the Company's Consolidated Statements of Financial Condition and the Consolidated Statements of Income for the three and six months ended December 31, 2002 and 2001 and reflect the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived from average daily balances. The average balance of loans receivable includes non-accruing loans. The yields and costs include fees which are considered adjustments to yields.


                                                                             Three Months Ended December 31,
                                                 -----------------------------------------------------------------------------------
                                                               2002                                        2001
                                                 --------------------------------------     ----------------------------------------
                                                     Average       Interest                    Average      Interest
                                                   Outstanding      Earned/     Yield/       Outstanding     Earned/     Yield/
                                                     Balance         Paid      Rate (1)        Balance        Paid      Rate (1)
                                                  -------------   ----------   --------     -------------  ----------   --------
                                                                              (Dollars in thousands)
Interest-earning assets:
    One- to four-family mortgage
       loans...................................    $ 1,122,821   $  16,677       5.93%      $  1,153,700   $  19,152      6.63%
    Commercial and multi-family real
       estate loans............................        160,904       3,203       7.82            118,297       2,454      8.14
    Consumer loans.............................        116,217       1,816       6.20            118,815       2,060      6.88
                                                   -----------   ---------                  ------------   ----------
       Total loans receivable..................      1,399,942      21,696       6.17          1,390,812      23,666      6.78

    Federal funds sold.........................          4,141          13       1.19                ---         ---       ---
    Investment securities and other............        243,657       3,608       5.92            248,272       4,105      6.61
    Mortgage-backed securities.................        144,035       2,044       5.68            158,367       2,559      6.46
                                                   -----------   ---------                  ------------    ---------
       Total interest-earning assets...........      1,791,775     $27,361       6.08          1,797,451     $30,330      6.73
                                                                 =========                                 ==========

Non-interest earning assets....................         69,524                                    44,031
                                                   -----------                              ------------
       Total assets............................     $1,861,299                                $1,841,482
                                                    ==========                                ==========

Deposits and borrowings:
    Money market and demand deposits...........    $   171,153   $     253       0.59%      $    138,881   $     272      0.78%
    Savings deposits...........................        332,090       2,194       2.62            214,223       1,135      2.10
    Certificates of deposit....................        647,155       6,406       3.93            781,377       9,569      4.86
                                                   -----------   ---------                  ------------   ----------
       Total deposits..........................      1,150,398       8,853       3.05          1,134,481      10,976      3.84

    FHLB of New York advances..................        504,465       7,281       5.66            473,888       7,010      5.80
    Other borrowings...........................         23,427         276       4.61             51,723         614      4.65
                                                   -----------   ---------                  ------------   ----------
       Total deposits and borrowings...........      1,678,290   $  16,410       3.86          1,660,092   $  18,600      4.42
                                                                 =========                                 ==========

Other liabilities..............................         19,310                                    21,063
                                                   ------------                             ------------
       Total liabilities.......................      1,697,600                                 1,681,155
Trust Preferred securities.....................         44,565                                    44,490
Stockholders' equity...........................        119,134                                   115,837
                                                   -----------                              ------------
       Total liabilities and stockholders'
           equity..............................    $ 1,861,299                              $  1,841,482
                                                  ============                              ============

Net interest income and net
    interest rate spread.......................                   $ 10,951       2.22%                     $  11,730      2.31%
                                                                  ==========     ====                      ==========     ====

Net interest-earning assets and
    interest margin............................    $   113,485                   2.47%       $   137,359                  2.64%
                                                 =============                   ====       ============                  ====

Ratio of interest-earning assets to
    deposits and borrowings....................                                106.76%                                  108.27%
                                                                               ======                                   ======

(1) Annualized.



                                                                             Six Months Ended December 31,
                                                  ------------------------------------------------------------------------------
                                                                     2002                                   2001
                                                  -------------------------------------     ------------------------------------
                                                     Average       Interest                    Average      Interest
                                                   Outstanding      Earned/     Yield/       Outstanding     Earned/     Yield/
                                                     Balance         Paid      Rate (1)        Balance        Paid      Rate (1)
                                                  -------------   ----------   --------     -------------  ----------   --------
                                                                              (Dollars in thousands)
Interest-earning assets:
    One- to four-family mortgage
       loans...................................     $1,144,989     $34,904       6.09%        $1,138,821     $38,496      6.75%
    Commercial and multi-family real
       estate loans............................        155,149       6,235       7.89            115,363       4,832      8.22
    Consumer loans.............................        118,185       3,743       6.28            118,340       4,193      7.03
                                                 -------------    --------                  ------------  ----------
       Total loans receivable..................      1,418,323      44,882       6.30          1,372,524      47,521      6.90

    Federal funds sold.........................          2,071          13       1.19                 67           1      3.33
    Investment securities and other............        232,337       6,889       5.93            297,733      10,029      6.74
    Mortgage-backed securities.................        154,048       4,578       5.94            144,227       4,713      6.54
                                                  ------------    --------                  ------------  ----------
       Total interest-earning assets...........      1,806,779     $56,362       6.22          1,814,551     $62,264      6.84
                                                                  ========                                ==========

Non-interest earning assets....................         63,698                                    47,831
                                                 -------------                              ------------
       Total assets............................     $1,870,477                                $1,862,382
                                                 =============                              ============

Deposits and borrowings:
    Money market and demand deposits...........    $   169,054   $     590       0.69%       $   134,828   $     580      0.85%
    Savings deposits...........................        325,927       4,402       2.68            204,613       2,140      2.07
    Certificates of deposit....................        664,340      13,515       4.04            790,880      19,818      4.97
                                                 -------------    --------                  ------------  ----------
       Total deposits..........................      1,159,321      18,507       3.17          1,130,321      22,538      3.96

    FHLB of New York advances..................        504,465      14,562       5.66            466,327      13,934      5.86
    Other borrowings...........................         23,296         552       4.64             84,091       1,907      4.44
                                                 -------------    --------                  ------------  ----------
       Total deposits and borrowings...........      1,687,082     $33,621       3.93          1,680,739     $38,379      4.51
                                                                  ========                                ==========

Other liabilities..............................         19,566                                    22,206
                                                 -------------                             -------------
       Total liabilities.......................      1,706,648                                 1,702,945
Trust Preferred securities.....................         44,556                                    44,480
Stockholders' equity...........................        119,273                                   114,957
                                                 -------------                              ------------
       Total liabilities and stockholders'
           equity..............................     $1,870,477                                $1,862,382
                                                 =============                              ============

Net interest income and net
    interest rate spread.......................                    $22,741       2.29%                       $23,885      2.33%
                                                                   =======       ====                     ==========      ====

Net interest-earning assets and
    interest margin............................    $   119,697                   2.54%       $   133,812                  2.67%
                                                 =============                   ====       ============                  ====

Ratio of interest-earning assets to
    deposits and borrowings....................                                107.09%                                  107.96%
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

                                                                                           December 31,             June 30,
                                                                                               2002                   2002
                                                                                       --------------------     ---------------
                                                                                                (Dollars in thousands)
Non-accruing loans:
     One- to four-family..............................................................           $1,353                 $2,905
     Commercial and multi-family......................................................              ---                    ---
     Consumer.........................................................................              325                    370
                                                                                              ---------              ---------
         Total non-accruing loans.....................................................            1,678                  3,275

Real estate owned, net................................................................               28                     28
                                                                                              ---------              ---------

         Total non-performing assets..................................................            1,706                  3,303
                                                                                              ---------              ---------

         Total risk elements..........................................................           $1,706                 $3,303
                                                                                              =========              =========

Non-accruing loans as a percentage of total loans.....................................             0.12%                  0.23%
                                                                                              =========              =========

Non-performing assets as a percentage of total assets.................................             0.09%                  0.17%
                                                                                              =========              =========

Total risk elements as a percentage of total assets...................................             0.09%                  0.17%
                                                                                              =========              =========

Critical Accounting Policy

Allowance for Loan Losses - The allowance for loan losses is established through charges to earnings based on management's evaluation of the probable credit losses presently inherent in its loan portfolio. This evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, loan classifications, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience, portfolio growth and composition and other factors that warrant recognition in providing for an adequate loan loss allowance.

Real estate properties acquired through foreclosure are recorded at the lower of cost or estimated fair value less costs to dispose of the properties. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on real estate owned is established by a charge to operations.

Loan losses are charged against the allowance for loan losses when management believes that the recovery of principal is unlikely. If, as a result of loans charged off or increases in the size or risk characteristics of the loan portfolio, the allowance is below the level considered by management to be adequate to absorb future loan losses on existing loans, the provision for loan losses is increased to the level considered necessary to provide an adequate allowance. The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluations of the collectibility of the loans. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrowers' ability to pay. Economic conditions may result in the necessity to change the allowance quickly in order to react to deteriorating financial conditions of the Company's borrowers. As a result, additional provisions on existing loans may be required in the future if borrowers' financial conditions deteriorate or if real estate values decline.

Where appropriate, reserves are allocated to individual loans that exhibit observed or probable credit weakness. For example, reserves may be specifically assigned for loans that are 90 days or more past due, loans where the borrower has filed for bankruptcy or loans identified by the Company's internal loan review process. Reserves are based upon management's estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Company. For loans not subject to specific reserve allocations, historical loss rates by loan category are applied. An unallocated reserve is maintained to recognize the imprecision in estimating and measuring loss when evaluating reserves for individual loans or pools of loans. Reserves on individual loans are reviewed no less frequently than quarterly and adjusted as appropriate.

The Company has not substantively changed any aspect of its overall approach in its determination of the level of the allowance for loan losses. There have been no material changes in assumptions of estimation techniques as compared to prior periods that impacted the determination of the current period allowance.

Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowance will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Company's allowance for loan losses. These agencies may require the Company to record additions to the allowance level based upon their assessment of the information available to them at the time of examination. At December 31, 2002, the Company had a total allowance for loan losses of $6.2 million representing 371.04% of total non-accruing loans and 0.45% of total loans. Based on the procedures discussed above, management is of the opinion the reserve of $6.2 million was adequate, but not excessive, to absorb probable credit losses associated with the loan portfolio at December 31, 2002.

Off Balance Sheet - The Company is a party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments are not recorded on the balance sheet when either the exchange of the underlying asset or liability has not yet occurred. These financial instruments include certain commitments to extend credit, unused lines of credit and commitments to purchase loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Statements of Financial Condition.

Interest Rate Sensitivity

Interest Rate Sensitivity Gap. The interest rate risk inherent in assets and liabilities may be determined by analyzing the extent to which these assets and liabilities are "interest rate sensitive" and by measuring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a defined time period if it matures or reprices within that period. The difference or mismatch between the amount of interest-earning assets maturing or repricing within a defined period and the amount of interest-bearing liabilities maturing or repricing within the same period is defined as the interest rate sensitivity gap. An institution is considered to have a positive gap if the amount of interest-earning assets maturing or repricing within a specified time period exceeds the amount of interest-bearing liabilities maturing or repricing within the same period. If more interest-bearing liabilities than interest-earning assets mature or reprice within a specified period, then the institution is considered to have a negative gap. Accordingly, in a rising interest rate environment, in an institution with a positive gap, the yield on its rate sensitive assets would theoretically rise at a faster pace than the cost of its rate sensitive liabilities, thereby improving future net interest income. In a falling interest rate environment, a positive gap would indicate that the yield on rate sensitive assets would decline at a faster pace than the cost of rate sensitive liabilities and diminish net interest income. For an institution with a negative gap, the reverse would be expected.

At December 31, 2002, the Company's total interest-earning assets maturing or repricing within one year exceeded its total deposits and borrowings maturing or repricing within one year by $190.6 million, representing a one year positive gap of 10.36% of total assets, compared to a one year positive gap of 5.11% of total assets at June 30, 2002. The Company's gap position changed from June 30, 2002 primarily due to the decline in market interest rates which has increased prepayment activity on loans and mortgage-backed securities and has raised expectations that certain investment securities with callable features will be redeemed before maturity. Also contributing to the change in the gap position was a decrease in certificates of deposit maturing within one year, partially offset by an increase in FHLB of New York advances now maturing within one year.

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

As of December 31, 2002, the Bank's internally generated initial NPV ratio was 4.16%. Following a 2% increase in interest rates, the Bank's Post-Shock NPV ratio was 6.38%. The change in the NPV ratio, or the Bank's Sensitivity Measure, was positive 2.22%. As of December 31, 2002, the Company's internally generated initial NPV ratio was 3.69%, the Post-Shock ratio was 5.90%, and the Sensitivity Measure was positive 2.21%. Variances between the Bank's and the Company's NPV ratios are attributable to balance sheet items which are adjusted during consolidation, such as investments, intercompany borrowings and capital.

Internally generated NPV measurements are based on simulations which utilize institution specific assumptions and generally result in lower levels of presumed interest rate risk (i.e., higher Post-Shock NPV ratio and lower Sensitivity Measure) than Office of Thrift Supervision ("OTS") measurements indicate.

The OTS measures the Bank's (unconsolidated) IRR on a quarterly basis using data from the quarterly Thrift Financial Reports filed by the Bank with the OTS, coupled with non-institution specific assumptions which are based on national averages. As of September 30, 2002 (the latest date for which information is available), the Bank's initial NPV ratio, as measured by the OTS, was 8.10%, the Bank's Post-Shock ratio was 6.36% and the Sensitivity Measure was negative 1.74%.

In addition to monitoring NPV and gap, management also monitors the duration of assets and liabilities and the effects on net interest income resulting from parallel and non-parallel increases or decreases in rates.

At December 31, 2002, based on its internally generated simulation models, the Company's consolidated net interest income projected for one year forward would increase 4.5% from the base case, or current market, as a result of an immediate and sustained 2% increase in interest rates.

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

The Company's cash needs for the six months ended December 31, 2002 were provided by operating activities, including the sale of loans, proceeds from maturities of investment securities and principal repayments of loans and mortgage-backed securities. During this period, the cash provided was used for investing activities, which included the origination of loans and the purchase of investment securities, as well as to fund a decrease in deposits. Additionally, during the six months ended December 31, 2002, cash provided was used for the repurchase of common stock. During the six months ended December 31, 2001, the cash needs of the Company were provided by operating activities, proceeds from maturities of investment securities, increased deposits and principal repayments of loans and mortgage-backed securities. During this period, the cash provided was used for investing activities, which included the origination and purchase of loans, the purchase of investment and mortgage-backed securities, as well as to reduce borrowings.

Current regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percentage of risk-adjusted assets; a ratio of core capital to risk-adjusted assets; a leverage ratio of core capital to total adjusted assets; and a tangible capital ratio expressed as a percentage of total adjusted assets. As of December 31, 2002, the Bank exceeded all regulatory capital requirements and qualified as a "well-capitalized" institution (see Note 7. - Stockholders' Equity and Regulatory Capital, in the Notes to Consolidated Financial Statements).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's most significant form of market risk is interest rate risk, as the majority of its assets and liabilities are sensitive to changes in interest rates. See the discussion in this Form 10-Q under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of
Operations-Interest Rate Sensitivity."

Item 4. Controls and Procedures

         (a) Evaluation of Disclosure Controls and Procedures: An evaluation of
             ------------------------------------------------
the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management within the 90-day period preceding the filing date of this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         (b) Changes in Internal Controls: In the quarter ended December 31,
             -----------------------------
2002, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - Other Information

Item 1.    Legal Proceedings
           None.

Item 2.    Changes in Securities
           None.

Item 3.    Defaults Upon Senior Securities
           None.

Item 4.    Submission of Matters to a Vote of Security Holders
           (a) The Annual Meeting of Stockholders (Annual Meeting) was held on October 23, 2002.

           (b)    Directors Elected:
                    Patrick D. McTernan
                    Marvin D. Schoonover

           (c)    At the Annual Meeting the stockholders considered:
                    (i)  the election of two directors,
                    (ii) the ratification of the appointment of Deloitte &
                         Touche LLP as independent auditors for the Company for the fiscal year ending June 30, 2003.

                  The vote on the election of two directors was as follows:

                                                 FOR            WITHHELD
                                              ---------         --------
                  Patrick D. McTernan         6,253,583          166,631
                  Marvin D. Schoonover        6,368,061           52,153

                  There were no broker non-votes with respect to the proposal.

                  The vote on the ratification of the appointment of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending June 30, 2003 was as follows:

                            FOR                 AGAINST         ABSTAIN
                         ---------              -------         -------
                         6,353,964              47,463           18,787

                  There were no broker non-votes with respect to the proposal.

Item 5.    Other Information
           None.

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits
                  See Exhibit Index.

           (b)  Reports on Form 8-K
                  On October 23, 2002, the Company filed a Form 8-K reporting under Items 5 and 7 the issuance of a press release on October 23, 2002 announcing the Company's first quarter results and another stock repurchase program. In addition, the script of the financial presentation from the Company's Annual Meeting of Stockholders was set forth in this Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               PENNFED FINANCIAL SERVICES, INC.



Date: February 14, 2003        By:  /s/ Joseph L. LaMonica
                                    -------------------------------------------
                                    Joseph L. LaMonica
                                    President and Chief
                                    Executive Officer
                                    (Principal Executive Officer)





Date: February 14, 2003        By:  /s/ Claire M. Chadwick
                                    --------------------------------------------
                                    Claire M. Chadwick
                                    Executive Vice President,
                                    Chief Financial Officer and
                                    Controller
                                    (Principal Financial and Accounting Officer)

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

Date: February 14, 2003

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

Date: February 14, 2003

/s/ Claire M. Chadwick
--------------------------------------
Claire M. Chadwick
Executive Vice President,
Chief Financial Officer and Controller

                                  EXHIBIT INDEX




   Regulation                                                                                                  Reference to
   S-K                                                                                                         Prior Filing
   Exhibit                                                                                                     or Exhibit
   Number                                                   Document                                             Number
--------------------------------------------------------------------------------------------------------------------------

     2        Plan of acquisition, reorganization, arrangement, liquidation or succession                         None
     3 (i)    Certificate of Incorporation                                                                          *
     3 (ii)   Bylaws                                                                                               **
     4        Instruments defining the rights of security holders, including indentures                             *
     4 (i)    Stockholder Protection Rights Agreement                                                              ***
     10       Material contracts:
              (a) Employee Stock Ownership Plan                                                                     *
              (b) 1994 Amended and Restated Stock Option and Incentive Plan                                       ****
              (c) Management Recognition Plan                                                                       *
              (d) Employment Agreement with Joseph L. LaMonica                                                    ****
              (e) Employment Agreement with Patrick D. McTernan                                                   ****
              (f) Employment Agreement with Jeffrey J. Carfora                                                    *****
              (g) Employment Agreement with Barbara A. Flannery                                                   ****
     11       Statement re: computation of per share earnings                                                      11
     15       Letter re: unaudited interim financial information                                              Not required
     18       Letter re: change in accounting principles                                                          None
     19       Report furnished to security holders                                                                None
     22       Published report regarding matters submitted to vote of security holders                            None
     23       Consents of independent auditors and counsel                                                        None
     24       Power of Attorney                                                                                   None
     99       Additional Exhibits:
                Certification pursuant to Section 906 of Sarbanes-Oxley                                            99
                Act of 2002
------------------------------
       * Filed as exhibits to the Company's Registration Statement on Form S-1 under the Securities Act of 1933, filed with the Securities and Exchange
        Commission on March 25, 1994 (Registration No. 33-76854). All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

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
