Form 10-Q
period 2003-05-14
PENNFED FINANCIAL SERVICES INC
filed 2003-05-14
CIK 920945

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(mark one)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ____________ to ____________

                         Commission file number 0-24040

                        PENNFED FINANCIAL SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                       22-3297339
----------------------------------          ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

 622 Eagle Rock Avenue, West Orange, NJ                   07052-2989
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES |X|. NO |_|.

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).

YES |X|. NO |_|.

      As of May 8, 2003, there were issued and outstanding 6,962,168 shares of the Registrant's Common Stock.

PART I - Financial Information
Item 1.  Financial Statements

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

                                                                                 March 31,       June 30,
                                                                                   2003            2002
                                                                                -----------    -----------
                                                                                   (Dollars in thousands)
ASSETS
Cash and cash equivalents ...................................................   $    90,714    $    37,189
Investment securities available for sale, at market value, amortized cost of
       $4,421 and $4,266 at March 31, 2003 and June 30, 2002 ................         4,636          4,295
Investment securities held to maturity, at amortized cost, market value of
     $258,750 and $178,676 at March 31, 2003 and June 30, 2002 ..............       256,198        179,490
Mortgage-backed securities held to maturity, at amortized cost, market value
     of $110,536 and $174,036 at March 31, 2003 and June 30, 2002 ...........       106,017        169,689
Loans held for sale .........................................................        14,443          1,592
Loans receivable, net of allowance for loan losses of $6,314 and $5,821
     at March 31, 2003 and June 30, 2002 ....................................     1,295,195      1,439,668
Premises and equipment, net .................................................        20,711         19,598
Real estate owned, net ......................................................            28             28
Federal Home Loan Bank of New York stock, at cost ...........................        25,223         25,656
Accrued interest receivable, net ............................................         8,539          9,564
Goodwill and other intangible assets ........................................         3,636          5,043
Other assets ................................................................         3,563            615
                                                                                -----------    -----------
                                                                                $ 1,828,903    $ 1,892,427
                                                                                ===========    ===========

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
     Deposits ...............................................................   $ 1,106,036    $ 1,174,507
     Federal Home Loan Bank of New York advances ............................       504,465        504,465
     Other borrowings .......................................................        26,456         23,314
     Mortgage escrow funds ..................................................        10,063         12,772
     Accounts payable and other liabilities .................................        18,931         14,071
                                                                                -----------    -----------
     Total liabilities ......................................................     1,665,951      1,729,129
                                                                                -----------    -----------

     Guaranteed Preferred Beneficial Interests in the Company's
         Junior Subordinated Debentures .....................................        46,500         46,500
     Unamortized issuance expenses ..........................................        (1,906)        (1,963)
                                                                                -----------    -----------
     Net Trust Preferred securities .........................................        44,594         44,537
                                                                                -----------    -----------

Stockholders' Equity:
     Serial preferred stock, $.01 par value, 7,000,000 shares
         authorized, no shares issued .......................................            --             --
     Common stock, $.01 par value, 15,000,000 shares authorized, 11,900,000 shares issued and 6,978,668 and 7,347,552 shares outstanding at
         March 31, 2003 and June 30, 2002 (excluding shares held in treasury
         of 4,921,332 and 4,552,448 at March 31, 2003 and June 30, 2002) ...             60             60
     Additional paid-in capital .............................................        65,277         63,820
     Employee Stock Ownership Plan Trust debt ...............................          (794)        (1,244)
     Retained earnings, partially restricted ................................       122,998        114,444
     Accumulated other comprehensive income, net of taxes ...................           138             18
     Treasury stock, at cost, 4,921,332 and 4,552,448 shares at
        March 31, 2003 and June 30, 2002 ....................................       (69,321)       (58,337)
                                                                                -----------    -----------
     Total stockholders' equity .............................................       118,358        118,761
                                                                                -----------    -----------
                                                                                $ 1,828,903    $ 1,892,427
                                                                                ===========    ===========

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Income

                                                           Three months ended            Nine months ended
                                                                March 31,                    March 31,
                                                        -------------------------    -------------------------
                                                           2003           2002          2003           2002
                                                        -----------   -----------    -----------   -----------
                                                           (Dollars in thousands, except per share amounts)
Interest and Dividend Income:
     Interest and fees on loans .....................   $    20,038   $    22,406    $    64,920   $    69,927
     Interest on federal funds sold .................            93            --            106             1
     Interest and dividends on investment securities          3,805         3,583         10,694        13,612
     Interest on mortgage-backed securities .........         1,640         3,003          6,218         7,716
                                                        -----------   -----------    -----------   -----------
                                                             25,576        28,992         81,938        91,256
                                                        -----------   -----------    -----------   -----------

Interest Expense:
     Deposits .......................................         7,393         9,825         25,900        32,363
     Borrowed funds .................................         7,394         7,320         22,508        23,161
                                                        -----------   -----------    -----------   -----------
                                                             14,787        17,145         48,408        55,524
                                                        -----------   -----------    -----------   -----------

Net Interest and Dividend Income Before Provision
     for Loan Losses ................................        10,789        11,847         33,530        35,732
Provision for Loan Losses ...........................           100           300            525         1,225
                                                        -----------   -----------    -----------   -----------
Net Interest and Dividend Income After Provision
     for Loan Losses ................................        10,689        11,547         33,005        34,507
                                                        -----------   -----------    -----------   -----------

Non-Interest Income:
     Service charges ................................         1,294           765          3,647         2,174
     Net gain (loss) from real estate operations ....             1           (12)             3           (58)
     Net gain on sales of loans .....................           498            22          1,292           109
     Other ..........................................           220           273            712           677
                                                        -----------   -----------    -----------   -----------
                                                              2,013         1,048          5,654         2,902
                                                        -----------   -----------    -----------   -----------

Non-Interest Expenses:
     Compensation and employee benefits .............         3,358         3,209         10,152         9,624
     Net occupancy expense ..........................           498           409          1,308         1,203
     Equipment ......................................           544           617          1,571         1,649
     Advertising ....................................            36           121            154           361
     Amortization of intangibles ....................           465           483          1,407         1,462
     Federal deposit insurance premium ..............            49            52            147           154
     Preferred securities expense ...................         1,092         1,092          3,276         3,276
     Other ..........................................           982         1,044          2,938         3,072
                                                        -----------   -----------    -----------   -----------
                                                              7,024         7,027         20,953        20,801
                                                        -----------   -----------    -----------   -----------

Income Before Income Taxes ..........................         5,678         5,568         17,706        16,608
Income Tax Expense ..................................         2,106         1,964          6,486         5,880
                                                        -----------   -----------    -----------   -----------
Net Income ..........................................   $     3,572   $     3,604    $    11,220   $    10,728
                                                        ===========   ===========    ===========   ===========

Weighted average number of common shares outstanding:
     Basic ..........................................     6,950,081     7,173,326      7,021,298     7,255,536
                                                        ===========   ===========    ===========   ===========
     Diluted ........................................     7,464,791     7,702,997      7,546,527     7,790,381
                                                        ===========   ===========    ===========   ===========

Net income per common share:
     Basic ..........................................   $      0.51   $      0.50    $      1.60   $      1.48
                                                        ===========   ===========    ===========   ===========
     Diluted ........................................   $      0.48   $      0.47    $      1.49   $      1.38
                                                        ===========   ===========    ===========   ===========

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

                                                         Three months ended  Nine months ended
                                                             March 31,           March 31,
                                                         -----------------   -----------------
                                                          2003       2002     2003       2002
                                                         -------   -------   -------   -------
                                                                     (In thousands)
Net income ...........................................   $ 3,572   $ 3,604   $11,220   $10,728
Other comprehensive income, net of tax:
   Unrealized gains on investment securities available
      for sale:
       Unrealized holding gains arising during period         76         1       120         1
                                                         -------   -------   -------   -------
Comprehensive income .................................   $ 3,648   $ 3,605   $11,340   $10,729
                                                         =======   =======   =======   =======

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

                                                     For the Nine Months Ended March 31, 2003 and 2002
                                                     -------------------------------------------------

                                                                        Employee
                                                                          Stock                 Accumulated
                                    Serial                Additional   Ownership                   Other
                                   Preferred    Common      Paid-In    Plan Trust    Retained   Comprehensive   Treasury
                                     Stock       Stock      Capital        Debt      Earnings      Income         Stock
                                   ---------   --------   ----------   ----------    --------   -------------   --------
                                                                 (Dollars in thousands)
Balance at June 30, 2001           $      --   $     60   $   61,504   $   (1,801)   $102,694   $          --   $(49,927)
Allocation of Employee Stock
  Ownership Plan (ESOP) stock...                                              418
ESOP adjustment.................                               1,890
Purchase of 430,000 shares of
  treasury stock................                                                                                  (9,280)
Issuance of 214,585 shares of
  treasury stock for options
  exercised and Dividend
  Reinvestment Plan (DRP).......                                                       (1,095)                     2,548
Cash dividends of $0.17 per
  common share..................                                                       (1,247)
Unrealized gain on investment
  securities available for sale,
  net of income taxes...........                                                                            1
Net income for the nine months
  ended March 31, 2002..........                                                       10,728
                                   ---------   --------   ----------   ----------    --------   -------------   --------
Balance at March 31, 2002.......   $      --   $     60   $   63,394   $   (1,383)   $111,080   $           1   $(56,659)
                                   =========   ========   ==========   ==========    ========   =============   ========

Balance at June 30, 2002........   $      --   $     60   $   63,820   $   (1,244)   $114,444   $          18   $(58,337)
Allocation of ESOP stock........                                              450
ESOP adjustment.................                               1,457
Purchase of 455,000 shares of
  treasury stock................                                                                                 (12,122)
Issuance of 86,116 shares of
  treasury stock for options
  exercised and DRP.............                                                         (566)                     1,138
Cash dividends of $0.30 per
  common share..................                                                       (2,100)
Unrealized gain on investment
  securities available for sale,
  net of income taxes...........                                                                          120
Net income for the nine months
  ended March 31, 2003..........                                                       11,220
                                   ---------   --------   ----------   ----------    --------   -------------   --------
Balance at March 31, 2003.......   $      --   $     60   $   65,277   $     (794)   $122,998   $         138   $(69,321)
                                   =========   ========   ==========   ==========    ========   =============   ========

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

                                                                               Nine months ended March 31,
                                                                               ---------------------------
                                                                                   2003          2002
                                                                                 ---------    ---------
                                                                                 (Dollars in thousands)
Cash Flows from Operating Activities:
     Net income ..............................................................   $  11,220    $  10,728
     Adjustments to reconcile net income to net cash provided by operating activities:
     Net gain on sales of loans ..............................................      (1,292)        (109)
     Proceeds from sales of loans held for sale ..............................     109,166        9,593
     Net gain on sales of real estate owned ..................................          --          (40)
     Amortization of investment and mortgage-backed securities
       premium, net ..........................................................         632          319
     Depreciation and amortization ...........................................       1,290        1,306
     Provision for losses on loans and real estate owned .....................         525        1,251
     Amortization of cost of stock plans .....................................       1,907        2,309
     Amortization of intangibles .............................................       1,407        1,462
     Amortization of premiums on loans and loan fees .........................       5,476        2,795
     Amortization of Trust Preferred securities issuance costs ...............          57           57
     (Increase) decrease in accrued interest receivable, net of accrued
       interest payable ......................................................          84         (347)
     Increase in other assets ................................................      (2,948)        (177)
     Increase (decrease) in accounts payable and other liabilities ...........       4,793       (3,305)
     Decrease in mortgage escrow funds .......................................      (2,709)        (486)
     Other, net ..............................................................          --          (19)
                                                                                 ---------    ---------
     Net cash provided by operating activities ...............................     129,608       25,337
                                                                                 ---------    ---------

Cash Flows from Investing Activities:
     Proceeds from maturities of investment securities .......................     187,710      274,585
     Purchases of investment securities held to maturity .....................    (264,491)    (120,148)
     Purchases of investment securities available for sale ...................        (155)         (15)
     Net proceeds (outflow) from loan originations net of principal repayments
        of loans .............................................................      14,254     (146,420)
     Proceeds from loans sold ................................................       4,170           --
     Purchases of loans ......................................................        (676)     (19,233)
     Proceeds from principal repayments of mortgage-backed securities ........      63,227       37,692
     Purchases of mortgage-backed securities .................................        (114)     (20,364)
     Proceeds from sale of premises and equipment ............................          --           14
     Purchases of premises and equipment .....................................      (2,403)        (729)
     Net inflow from real estate owned activity ..............................          --          329
     Redemptions of Federal Home Loan Bank of New York stock .................         433        1,267
                                                                                 ---------    ---------
     Net cash provided by investing activities ...............................       1,955        6,978
                                                                                 ---------    ---------

Cash Flows from Financing Activities:
     Net increase (decrease) in deposits .....................................     (67,530)      51,145
     Increase (decrease) in advances from the Federal Home Loan Bank
       of New York and other borrowings ......................................       3,142      (56,210)
     Cash dividends paid .....................................................      (2,100)      (1,247)
     Purchases of treasury stock, net of reissuance ..........................     (11,550)      (7,826)
                                                                                 ---------    ---------
     Net cash used in financing activities ...................................     (78,038)     (14,138)
                                                                                 ---------    ---------
Net Increase in Cash and Cash Equivalents ....................................      53,525       18,177
Cash and Cash Equivalents, Beginning of Period ...............................      37,189       15,771
                                                                                 ---------    ---------
Cash and Cash Equivalents, End of Period .....................................   $  90,714    $  33,948
                                                                                 =========    =========

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

                                                                         Nine months ended March 31,
                                                                         ---------------------------
                                                                             2003           2002
                                                                          -----------   -----------
                                                                            (Dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
     Cash paid during period for:
     Interest .........................................................   $    49,978   $    56,883
                                                                          ===========   ===========
     Income taxes .....................................................   $     9,074   $     5,511
                                                                          ===========   ===========

Supplemental Schedule of Non-Cash Activities:
     Transfer of loans receivable to real estate owned, net ...........   $        --   $         6
                                                                          ===========   ===========
     Transfer of loans receivable to loans held for sale, at cost .....   $   120,908   $     9,401
                                                                          ===========   ===========
     Securitization of loans receivable and transfer to mortgage-backed
       securities .....................................................   $        --   $    65,923
                                                                          ===========   ===========

See notes to consolidated financial statements.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The interim consolidated financial statements of PennFed Financial Services, Inc. ("PennFed") and subsidiaries (with its subsidiaries, the "Company") include the accounts of PennFed and its subsidiaries (Penn Federal Savings Bank (the "Bank"), PennFed Capital Trust I and PennFed Capital Trust II). These interim consolidated financial statements included herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2002. The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. There were no adjustments of a non-recurring nature recorded during the nine months ended March 31, 2003 and 2002. The interim results of operations presented are not necessarily indicative of the results for the full year.

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

The adoption of SFAS 142, SFAS 143 and SFAS 144 did not have an effect on the Company's financial condition, results of operations or cash flows as of and for the nine months ended March 31, 2003.

Effective October 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" ("SFAS 147"). Among other things, SFAS 147 amends SFAS 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS 144 requires for other long-lived assets that are held and used. The adoption of SFAS 147 did not have an effect on the Company's financial position, results of operations or cash flows as of and for the nine months ended March 31, 2003.

Effective January 1, 2003, the Company adopted FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. For recognition and initial measurement, FIN 45 is applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have an effect on the Company's financial position, results of operations or cash flows as of and for the nine months ended March 31, 2003. For disclosure requirements, FIN 45 is effective for financial statements of interim or annual periods ending after December 15, 2002. See Note 5. - Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated Debentures, for disclosure regarding the Company's guarantee of the obligations under the Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated Debentures.

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

In April 2003, FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. In particular, SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have an impact on the Company's consolidated financial position, results of operations or cash flows.

5. Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated Debentures

In October 1997, PennFed formed a wholly-owned trust subsidiary, PennFed Capital Trust I (the "Trust I"). Effective October 21, 1997, Trust I sold $34.5 million of 8.90% cumulative trust preferred securities to the public which are reflected on the Consolidated Statements of Financial Condition as Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated Debentures (the "Trust Preferred securities"). Trust I used the proceeds from the sale of the Trust Preferred securities to purchase 8.90% junior subordinated deferrable interest debentures issued by PennFed. The sole assets of Trust I are $35.6 million of junior subordinated debentures which mature in 2027 and are redeemable at any time after five years. The obligations of PennFed related to Trust I constitute a full and unconditional guarantee by PennFed of Trust I Issuer's obligations under the Trust Preferred securities. The Company used the proceeds from the junior subordinated debentures for general corporate purposes, including a $20 million capital contribution to the Bank to support future growth. See Note 9. - Subsequent Event, for additional information regarding the redemption of the Trust Preferred securities of Trust I.

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

6. Other Contingencies

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

Based upon an environmental engineering report, a remedial investigation would cost approximately $30,000. The environmental engineering company has also indicated that, based upon their experience with similar type projects, the majority of cases are addressed by natural remediation. Natural remediation costs, if needed, range from $60,000 to $150,000. At March 31, 2003 and June 30, 2002, a contingent environmental liability of $45,000 is included in Accounts payable and other liabilities on the Company's Consolidated Statements of Financial Condition. The $45,000 represents one-half of the remedial investigation (one-half of $30,000, or $15,000) plus one-half of the lower end of the range for natural remediation (one-half of $60,000, or $30,000). Based upon the most current information available, management believes the $45,000 represents the most likely liability at this time.

7. Computation of EPS

The computation of EPS is presented in the following table.

                                                    Three months ended           Nine months ended
                                                         March 31,                   March 31,
                                                 -------------------------   -------------------------
                                                    2003           2002         2003           2002
                                                 -----------   -----------   -----------   -----------
                                                    (Dollars in thousands, except per share amounts)
Net income ...................................   $     3,572   $     3,604   $    11,220   $    10,728
                                                 ===========   ===========   ===========   ===========

Number of shares outstanding:
Weighted average shares issued ...............    11,900,000    11,900,000    11,900,000    11,900,000
Less: Weighted average shares held in treasury     4,791,118     4,450,067     4,689,711     4,339,762
Less: Average shares held by the ESOP ........       952,000       952,000       952,000       952,000
Plus: ESOP shares released or committed to be
          released during the fiscal year ....       793,199       675,393       763,009       647,298
                                                 -----------   -----------   -----------   -----------
Average basic shares .........................     6,950,081     7,173,326     7,021,298     7,255,536
Plus: Average common stock equivalents .......       514,710       529,671       525,230       534,845
                                                 -----------   -----------   -----------   -----------
Average diluted shares .......................     7,464,791     7,702,997     7,546,527     7,790,381
                                                 ===========   ===========   ===========   ===========

Earnings per common share:
        Basic ................................   $      0.51   $      0.50   $      1.60   $      1.48
                                                 ===========   ===========   ===========   ===========
        Diluted ..............................   $      0.48   $      0.47   $      1.49   $      1.38
                                                 ===========   ===========   ===========   ===========

8. Stockholders' Equity and Regulatory Capital

The Bank's regulatory capital amounts and ratios are presented in the following table.

                                                                                        To Be Well
                                                                 For Minimum         Capitalized Under
                                                               Capital Adequacy      Prompt Corrective
                                             Actual                Purposes          Action Provisions
                                      -------------------    -------------------    -------------------
                                       Amount      Ratio      Amount      Ratio      Amount      Ratio
                                      --------   --------    --------   --------    --------   --------
                                                            (Dollars in thousands)
As of March 31, 2003
Tangible capital, and ratio to
  adjusted total assets ...........   $163,497       8.94%   $ 27,426       1.50%        N/A        N/A
Tier I (core) capital, and ratio to
  adjusted total assets ...........   $163,497       8.94%   $ 73,137       4.00%   $ 91,421       5.00%
Tier I (core) capital, and ratio to
  risk-weighted assets ............   $163,497      16.64%        N/A        N/A    $ 58,949       6.00%
Risk-based capital, and ratio to
  risk-weighted assets ............   $169,867      17.29%   $ 78,599       8.00%   $ 98,248      10.00%

As of June 30, 2002
Tangible capital, and ratio to
  adjusted total assets ...........   $158,034       8.37%   $ 28,323       1.50%        N/A        N/A
Tier I (core) capital, and ratio to
  adjusted total assets ...........   $158,034       8.37%   $ 75,529       4.00%   $ 94,411       5.00%
Tier I (core) capital, and ratio to
  risk-weighted assets ............   $158,034      15.36%        N/A        N/A    $ 61,722       6.00%
Risk-based capital, and ratio to
  risk-weighted assets ............   $163,828      15.93%   $ 82,296       8.00%   $102,869      10.00%

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

                                                                                        To Be Well
                                                                 For Minimum         Capitalized Under
                                                               Capital Adequacy      Prompt Corrective
                                             Actual                Purposes          Action Provisions
                                      -------------------    -------------------    -------------------
                                       Amount      Ratio      Amount      Ratio      Amount      Ratio
                                      --------   --------    --------   --------    --------   --------
                                                            (Dollars in thousands)
As of March 31, 2003
Tangible capital, and ratio to
  adjusted total assets ...........   $152,743       8.35%   $ 27,450       1.50%        N/A        N/A
Tier I (core) capital, and ratio to
  adjusted total assets ...........   $152,743       8.35%   $ 73,199       4.00%   $ 91,498       5.00%
Tier I (core) capital, and ratio to
  risk-weighted assets ............   $152,743      15.70%        N/A        N/A    $ 58,378       6.00%
Risk-based capital, and ratio to
  risk-weighted assets ............   $159,113      16.35%   $ 77,837       8.00%   $ 97,297      10.00%

As of June 30, 2002
Tangible capital, and ratio to
  adjusted total assets ...........   $151,600       8.02%   $ 28,349       1.50%        N/A        N/A
Tier I (core) capital, and ratio to
  adjusted total assets ...........   $151,600       8.02%   $ 75,597       4.00%   $ 94,496       5.00%
Tier I (core) capital, and ratio to
  risk-weighted assets ............   $151,600      14.87%        N/A        N/A    $ 61,150       6.00%
Risk-based capital, and ratio to
  risk-weighted assets ............   $157,386      15.44%   $ 81,534       8.00%   $101,917      10.00%

9. Subsequent Event

Subsequent to March 31, 2003, the Company announced the redemption of the $34.5 million of 8.90% Junior Subordinated deferrable interest Debentures, which resulted in the trustee announcing the redemption of the related Trust Preferred securities issued by Trust I. The redemption will occur during the June 2003 quarter. The redemption is expected to be funded by new financing at a significantly lower rate of interest. In accordance with accounting principles generally accepted in the United States of America, as a result of the redemption of these securities, management estimates the Company would also recognize a one-time expense of approximately $1.5 million, or approximately $0.13 per share, associated with the unamortized issuance costs related to the Trust Preferred securities issued by Trust I. Currently, these issuance costs are amortized over the term of the related Trust Preferred securities. For the three and nine months ended March 31, 2003, the Company recognized $16,000 and $47,000, respectively, of preferred securities expense associated with the amortization of issuance costs related to the Trust Preferred securities issued by Trust I.

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

Financial Condition

Total assets decreased $63.5 million to $1.829 billion at March 31, 2003 from $1.892 billion at June 30, 2002. The decrease was primarily due to a $144.5 million decrease in net loans receivable and a $63.7 million decrease in mortgage-backed securities, offset by a $53.5 million increase in cash and cash equivalents and a $76.7 million increase in investment securities held to maturity. The effects of accelerated prepayments on loans held to maturity and the sale of conforming, fixed rate, one- to four-family residential mortgage loans held for sale into the secondary market have more than offset loan originations. Low market interest rates and the resulting effect of loan refinancing activity has led to an increase in the runoff of the mortgage-backed securities portfolio. With increased cash flows from asset repayments and the sale of loans, cash and cash equivalents have increased since June 30, 2002.

Deposits decreased $68.5 million to $1.106 billion at March 31, 2003 from $1.175 billion at June 30, 2002. A decrease in short- and medium-term certificates of deposit was partially offset by an increase in core deposit accounts (checking, money market and savings accounts). At March 31, 2003, Federal Home Loan Bank ("FHLB") of New York advances and other borrowings of $530.9 million were relatively unchanged from the $527.8 million at June 30, 2002.

Non-accruing loans (loans whereby the collection of principal or interest becomes delinquent more than 90 days) at March 31, 2003 totaled $1.8 million, as compared to $3.3 million at June 30, 2002, while the ratio of non-accruing loans to total loans decreased to 0.13% at March 31, 2003 from 0.23% at June 30, 2002. Real estate owned at March 31, 2003 remained unchanged at $28,000. Total non-performing assets (non-accruing loans and real estate owned) at March 31, 2003 totaled $1.8 million, a decrease of $1.5 million from the $3.3 million recorded at June 30, 2002. The ratio of non-performing assets to total assets decreased to 0.10% at March 31, 2003 from 0.17% at June 30, 2002.

Stockholders' equity at March 31, 2003 totaled $118.4 million compared to $118.8 million at June 30, 2002. The slight decrease primarily reflects the repurchase of 455,000 shares of the Company's outstanding stock at an average price of $26.64 per share and the declaration of cash dividends nearly offset by the net income recorded for the nine months ended March 31, 2003 and the exercise of stock options.

Results of Operations

General. For the three months ended March 31, 2003, net income was $3.6 million, or $0.48 per diluted share, compared to net income of $3.6 million, or $0.47 per diluted share, for the comparable prior year period. For the nine months ended March 31, 2003, net income was $11.2 million, or $1.49 per diluted share. These results compare to net income of $10.7 million, or $1.38 per diluted share, for the nine months ended March 31, 2002.

Interest and Dividend Income. Interest and dividend income for the three and nine months ended March 31, 2003 decreased to $25.6 million and $81.9 million, respectively, from $29.0 million and $91.3 million for the three and nine months ended March 31, 2002. In general, the decline in interest and dividend income reflects a lower level of interest-earning assets due to the effects of loan sales and accelerated prepayments, and a lower yield earned on these assets as a result of prepayments of higher yielding loans and origination of loans at lower market interest rates. Average interest-earning assets were $1.755 billion and $1.789 billion for the three and nine months ended March 31, 2003, respectively, compared to $1.775 billion and $1.801 billion for the comparable prior year periods. The average yield earned on interest-earning assets decreased to 5.85% for the three months ended March 31, 2003 from 6.55% for the three months ended March 31, 2002. For the nine months ended March 31, 2003, the average yield earned on interest-earning assets decreased to 6.10% from 6.75% for the comparable prior year period.

Interest income on residential one- to four-family mortgage loans for the three and nine months ended March 31, 2003 decreased $2.6 million and $6.2 million, respectively, when compared to the prior year periods. The decrease in interest income on residential one- to four-family mortgage loans for the three months ended March 31, 2003 was due to a decrease in the average yield earned on this loan portfolio to 5.73% from 6.46% for the three months ended March 31, 2002, reflecting the payoff or refinance of higher yielding loans and the origination of lower yielding loans. In addition, the decrease in interest income on residential one- to four-family mortgage loans for the three months ended March 31, 2003 was due to a decrease in the average balance outstanding to $1.071 billion from $1.112 billion for the prior year period as the result of accelerated prepayments and loan sales. For the nine months ended March 31, 2003, the decrease in interest income on residential one- to four-family mortgage loans was primarily due to a decrease in the average yield earned on this loan portfolio, when compared to the prior year period. The average yield earned on residential one- to four-family mortgage loans for the nine months ended March 31, 2003 decreased to 5.97% from 6.65% for the nine months ended March 31, 2002. The average balance outstanding of residential one- to four-family mortgage loans decreased slightly to $1.120 billion for the nine months ended March 31, 2003 compared to $1.130 billion for the prior year period.

Interest income on commercial and multi-family real estate loans increased $428,000 and $1.8 million for the three and nine months ended March 31, 2003, respectively, when compared to the prior year periods. At March 31, 2003, commercial and multi-family real estate loans represented approximately 12.4% of the Company's gross loan portfolio, as compared to 10.1% at June 30, 2002. The increases in interest income on commercial and multi-family real estate loans were attributable to increases of $28.0 million and $35.9 million in the average outstanding balance for the three and nine months ended March 31, 2003, respectively, when compared to the prior year periods. The growth in interest income for this portfolio was partially offset by decreases in the average yield earned on commercial and multi-family real estate loans. The average yield decreased to 7.74% and 7.84% for the current three and nine month periods, respectively, compared to 8.09% and 8.17% for the three and nine months ended March 31, 2002. As with other loans, the payoff of higher yielding loans and the origination of loans at lower market interest rates has resulted in a decline in the yield of the commercial and multi-family real estate loan portfolio.

Interest income on consumer loans decreased $193,000 and $642,000 for the three and nine months ended March 31, 2003, respectively, when compared to the prior year periods. The decreases in interest income for this loan portfolio are reflective of the lower market interest rates. The average yield earned on consumer loans decreased to 6.17% and 6.25% for the three and nine months ended March 31, 2003, respectively, from 6.55% and 6.87% for the comparable prior year periods. In addition, the decreases in interest income on consumer loans were attributable to decreases of $5.5 million and $1.9 million in the average balance outstanding for the three and nine months ended March 31, 2003, respectively, when compared to the three and nine months ended March 31, 2002.

Interest income on investment securities and other interest-earning assets increased $222,000 for the three months ended March 31, 2003 and decreased $2.9 million for the nine months ended March 31, 2003, compared to the prior year periods. The increase in interest income during the three months ended March 31, 2003 is primarily attributable to a $40.7 million increase in the average balance outstanding, when compared to the prior year period. As a partial offset to the reduction in loans and mortgage-backed securities due to increased prepayments, additional investment securities were purchased during the current three month period. For the nine months ended March 31, 2003, the decrease in interest income on these securities was partially attributable to a $30.0 million decrease in the average balance outstanding, when compared to the nine months ended March 31, 2002. The decrease in the average balance during the current nine month period is primarily attributable to callable investment securities that were redeemed before maturity. The interest income on investment securities and other interest-earning assets for the current year periods was negatively impacted by declines in the average yield earned on these securities. The average yield decreased to 5.74% and 5.86% for the three and nine months ended March 31, 2003, respectively, compared to 6.39% and 6.64% for the prior year periods as called investment securities were replaced with lower yielding investments.

Interest income on the mortgage-backed securities portfolio decreased $1.4 million and $1.5 million for the three and nine months ended March 31, 2003, respectively, compared to the prior year periods, primarily as the result of accelerated prepayments. The average balance outstanding of mortgage-backed securities decreased $74.1 million and $18.1 million for the three and nine months ended March 31, 2003, respectively, when compared to the prior year periods, primarily due to accelerated prepayments. In addition, the decreases in interest income on mortgage-backed securities were partially attributable to decreases in the average yield earned on this securities portfolio to 5.54% and 5.83% for the three and nine months ended March 31, 2003, respectively, compared to 6.24% and 6.42% for the comparable prior year periods.

Interest Expense. Interest expense decreased $2.4 million and $7.1 million for the three and nine months ended March 31, 2003, respectively, from the comparable prior year periods. The decreases in the current year periods were attributable to decreases in the Company's cost of funds to average rates of 3.64% and 3.84% for the three and nine months ended March 31, 2003, respectively, from 4.20% and 4.41% for the comparable prior year periods, as a result of lower market interest rates. The decrease in interest expense for the three months ended March 31, 2003 was also attributable to a $9.6 million decrease in total average deposits and borrowings, when compared to the three months ended March 31, 2002. For the nine months ended March 31, 2003, total average deposits and borrowings were relatively unchanged, when compared to the nine months ended March 31, 2002.

For the three and nine months ended March 31, 2003, the average rate paid on deposits decreased to 2.70% and 3.02%, respectively, from 3.54% and 3.82% for the three and nine months ended March 31, 2002. Average deposit balances decreased $17.1 million from $1.126 billion for the three months ended March 31, 2002 to $1.109 billion for the current three month period. Continued low interest rates during the three months ended March 31, 2003 have resulted in a decrease in the balance of certificates of deposit while growth in core deposits has slowed. With a reduction in the Company's funding needs as a result of loan sales and accelerated loan prepayments, higher costing certificates of deposit have been priced to allow runoff. For the nine months ended March 31, 2003, average deposit balances increased $13.6 million to $1.143 billion from $1.129 billion for the comparable prior year period. Increases in core deposits, partially attributable to the lack of investment alternatives in the lower interest rate environment, have outpaced the runoff of certificates of deposit for the nine months ended March 31, 2003.

The average cost of FHLB of New York advances decreased to 5.66% for the three and nine months ended March 31, 2003 from 5.72% and 5.81% while the average balance of FHLB of New York advances increased $21.5 million and $32.6 million for the same respective periods, when compared to the prior year periods. For the three and nine months ended March 31, 2003, the average balance of other borrowings decreased $14.0 million and $45.2 million, respectively, when compared to the three and nine months ended March 31, 2002. The average rate paid on other borrowings increased to 4.58% and 4.61% for the three and nine months ended March 31, 2003, respectively, compared to 4.57% and 4.47% for the comparable prior year periods.

Net Interest and Dividend Income. Net interest and dividend income before provision for loan losses for the three and nine months ended March 31, 2003 was $10.8 million and $33.5 million, respectively, compared to $11.8 million and $35.7 million recorded in the comparable prior year periods. Average net interest-earning assets decreased $10.7 million and $13.0 million for the three and nine months ended March 31, 2003, respectively, when compared to the prior year periods. The net interest rate spread and net interest margin for the three months ended March 31, 2003 were 2.21% and 2.45%, respectively, a decrease from 2.35% and 2.65% for the comparable prior year period. For the nine months ended March 31, 2003, the net interest rate spread and net interest margin were 2.26% and 2.51%, respectively, a decrease from 2.34% and 2.66% for the nine months ended March 31, 2002. The net interest margin was reduced during the current periods when compared to the prior year periods principally due to the effect of accelerated prepayments resulting from lower market interest rates.

Provision for Loan Losses. The provision for loan losses for the three and nine months ended March 31, 2003 was $100,000 and $525,000, respectively, compared to $300,000 and $1.2 million for the comparable prior year periods. The reduced provision for loan losses for the current year periods is consistent with reductions in non-performing loans.

The allowance for loan losses at March 31, 2003 of $6.3 million reflects a $493,000 increase from the $5.8 million at June 30, 2002. The allowance for loan losses as a percentage of non-accruing loans was 360.39% at March 31, 2003, compared to 177.74% at June 30, 2002. Non-accruing loans were $1.8 million at March 31, 2003 compared to $3.3 million at June 30, 2002. The allowance for loan losses as a percentage of total loans at March 31, 2003 was 0.48% compared to 0.40% at June 30, 2002 primarily due to the decline in the overall loan portfolio. See the discussion in this Form 10-Q under "Critical Accounting Policy."

Non-Interest Income. For the three and nine months ended March 31, 2003, non-interest income was $2.0 million and $5.7 million, respectively, compared to $1.0 million and $2.9 million for the prior year periods. The increases in non-interest income for the current periods were primarily due to increases in service charges and net gain on sales of loans, when compared to the three and nine months ended March 31, 2002.

Service charge income for the three and nine months ended March 31, 2003 was $1.3 million and $3.6 million, respectively, reflecting increases of $529,000 and $1.5 million over the $765,000 and $2.2 million recorded for the prior year periods. Service charges increased partially because of fees associated with various loan prepayments and/or modifications and partially because of increased service charges related to checking accounts.

During the three and nine months ended March 31, 2003, the net gain on sales of loans was $498,000 and $1.3 million, respectively, compared to $22,000 and $109,000 for the three and nine months ended March 31, 2002. Approximately $49.4 million and $107.9 million of conforming, fixed rate one- to four-family residential mortgage loans were sold into the secondary market during the three and nine months ended March 31, 2003, respectively. Additionally, during the current quarter, the Company recognized a $200,000 gain on a commitment to sell approximately $6.2 million of one- to four-family residential mortgage loans to a financial institution. Furthermore, during the three months ended December 31, 2002, a $4.0 million commercial real estate loan participation was sold as a means to reduce the Company's credit exposure on a single commercial real estate property, resulting in a net gain of approximately $183,000. During the three and nine months ended March 31, 2002, loan production was retained in portfolio as a partial replacement of investment securities called before maturity. In addition, effective with the issuance of $12 million of Trust Preferred securities in March 2001, a determination was made to suspend the sale of conforming, fixed rate one- to four-family residential mortgage loan production to leverage the proceeds of the issuance. As a result, only $858,000 and $9.5 million of conforming, fixed rate one- to four-family residential mortgage loans were sold during the three and nine months ended March 31, 2002, respectively. In April 2002, the Company resumed the sale of these loans for interest rate risk management purposes in a lower interest rate environment.

Other non-interest income decreased $53,000 and increased $35,000 for the three and nine months ended March 31, 2003, respectively, when compared to the prior year periods. Other non-interest income included a decrease of $17,000 and an increase of $64,000 in earnings from the Investment Services at Penn Federal program for the three and nine months ended March 31, 2003, respectively, when compared to the prior year periods. Through this program, customers have convenient access to financial consulting/advisory services and related uninsured non-deposit investment and insurance products.

Non-Interest Expenses. Non-interest expenses were $7.0 million for the three months ended March 31, 2003, relatively unchanged from the prior year period. For the nine months ended March 31, 2003, non-interest expenses were $21.0 million compared to $20.8 million for the nine months ended March 31, 2002. The Company's non-interest expenses as a percent of average assets of 1.55% for the three months ended March 31, 2003 compares to 1.54% for the prior year period. Similarly, non-interest expenses as a percent of average assets were 1.51% for the nine months ended March 31, 2003 compared to 1.50% for the prior year period.

Income Tax Expense. Income tax expense for the three and nine months ended March 31, 2003 was $2.1 million and $6.5 million, respectively, compared to $2.0 million and $5.9 million for the three and nine months ended March 31, 2002. The effective tax rate for the three and nine months ended March 31, 2003 was 37.1% and 36.6%, respectively, compared to 35.3% and 35.4% for the three and nine months ended March 31, 2002. The effective tax rates for the current year periods reflect a higher State of New Jersey income tax rate due to the change in state tax laws.

Analysis of Net Interest Income

The following tables set forth certain information relating to the Company's Consolidated Statements of Financial Condition and the Consolidated Statements of Income for the three and nine months ended March 31, 2003 and 2002 and reflect the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived from average daily balances. The average balance of loans receivable includes non-accruing loans. The yields and costs include fees which are considered adjustments to yields.

                                                                       Three Months Ended March 31,
                                             -----------------------------------------------------------------------------
                                                              2003                                    2002
                                             -------------------------------------    ------------------------------------

                                               Average       Interest                   Average       Interest
                                             Outstanding      Earned/      Yield/     Outstanding      Earned/     Yield/
                                               Balance         Paid       Rate (1)      Balance         Paid      Rate (1)
                                             -----------    ----------    --------    -----------    ----------   --------
                                                                           (Dollars in thousands)
Interest-earning assets:
    One- to four-family mortgage
       loans .............................   $ 1,070,621    $   15,297        5.73%   $ 1,111,880    $   17,900       6.46%
    Commercial and multi-family real
       estate loans ......................       157,330         3,045        7.74        129,350         2,617       8.09
    Consumer loans .......................       111,446         1,696        6.17        116,913         1,889       6.55
                                             -----------    ----------                -----------    ----------
       Total loans receivable ............     1,339,397        20,038        6.01      1,358,143        22,406       6.62

    Federal funds sold ...................        31,844            93        1.17             --            --         --
    Investment securities and other ......       265,051         3,805        5.74        224,354         3,583       6.39
    Mortgage-backed securities ...........       118,432         1,640        5.54        192,505         3,003       6.24
                                             -----------    ----------                -----------    ----------
       Total interest-earning assets .....     1,754,724    $   25,576        5.85      1,775,002    $   28,992       6.55
                                                            ==========                               ==========

Non-interest earning assets ..............        63,441                                   51,183
                                             -----------                              -----------
       Total assets ......................   $ 1,818,165                              $ 1,826,185
                                             ===========                              ===========

Deposits and borrowings:
    Money market and demand deposits .....   $   167,192    $      133        0.32%   $   146,530    $      275       0.76%
    Savings deposits .....................       343,126         2,150        2.54        232,227         1,210       2.11
    Certificates of deposit ..............       598,749         5,110        3.46        747,378         8,340       4.53
                                             -----------    ----------                -----------    ----------
       Total deposits ....................     1,109,067         7,393        2.70      1,126,135         9,825       3.54

    FHLB of New York advances ............       504,465         7,126        5.66        482,960         6,892       5.72
    Other borrowings .....................        23,419           268        4.58         37,448           428       4.57
                                             -----------    ----------                -----------    ----------
       Total deposits and borrowings .....     1,636,951    $   14,787        3.64      1,646,543    $   17,145       4.20
                                                            ==========                               ==========

Other liabilities ........................        16,413                                   19,436
                                             -----------                              -----------
       Total liabilities .................     1,653,364                                1,665,979
Trust Preferred securities ...............        44,584                                   44,508
Stockholders' equity .....................       120,217                                  115,698
                                             -----------                              -----------
       Total liabilities and stockholders'
           equity ........................   $ 1,818,165                              $ 1,826,185
                                             ===========                              ===========

Net interest income and net
    interest rate spread .................                 $    10,789        2.21%                  $   11,847       2.35%
                                                           ===========    ========                   ==========    =======

Net interest-earning assets and
    interest margin ......................   $   117,773                      2.45%   $   128,459                     2.65%
                                             ===========                  ========    ===========                  =======

Ratio of interest-earning assets to
    deposits and borrowings ..............                                  107.19%                                 107.80%
                                                                          ========                                 =======

(1) Annualized.

                                                                        Nine Months Ended March 31,
                                             -----------------------------------------------------------------------------
                                                              2003                                    2002
                                             -------------------------------------    ------------------------------------
                                               Average       Interest                   Average       Interest
                                             Outstanding      Earned/      Yield/     Outstanding      Earned/     Yield/
                                               Balance         Paid       Rate (1)      Balance         Paid      Rate (1)
                                             -----------    ----------    --------    -----------    ----------   --------
                                                                           (Dollars in thousands)
Interest-earning assets:
    One- to four-family mortgage
       loans .............................   $ 1,120,200    $   50,201        5.97%   $ 1,129,841    $   56,397       6.65%
    Commercial and multi-family real
       estate loans ......................       155,876         9,280        7.84        120,025         7,449       8.17
    Consumer loans .......................       115,939         5,439        6.25        117,865         6,081       6.87
                                             -----------    ----------                -----------    ----------
       Total loans receivable ............     1,392,015        64,920        6.21      1,367,731        69,927       6.81

    Federal funds sold ...................        11,995           106        1.16             45             1       3.35
    Investment securities and other ......       243,242        10,694        5.86        273,273        13,612       6.64
    Mortgage-backed securities ...........       142,176         6,218        5.83        160,319         7,716       6.42
                                             -----------    ----------                -----------    ----------
       Total interest-earning assets .....     1,789,428    $   81,938        6.10      1,801,368    $   91,256       6.75
                                                            ==========                               ==========

Non-interest earning assets ..............        63,612                                   48,948
                                             -----------                              -----------
       Total assets ......................   $ 1,853,040                              $ 1,850,316
                                             ===========                              ===========

Deposits and borrowings:
    Money market and demand deposits .....   $   168,433    $      723        0.57%   $   138,728    $      856       0.82%
    Savings deposits .....................       331,661         6,552        2.63        213,818         3,350       2.09
    Certificates of deposit ..............       642,476        18,625        3.86        776,380        28,157       4.83
                                             -----------    ----------                -----------    ----------
       Total deposits ....................     1,142,570        25,900        3.02      1,128,926        32,363       3.82

    FHLB of New York advances ............       504,465        21,688        5.66        471,871        20,827       5.81
    Other borrowings .....................        23,337           820        4.61         68,543         2,334       4.47
                                             -----------    ----------                -----------    ----------
       Total deposits and borrowings .....     1,670,372    $   48,408        3.84      1,669,340    $   55,524       4.41
                                                            ==========                               ==========

Other liabilities ........................        18,515                                   21,283
                                             -----------                              -----------
       Total liabilities .................     1,688,887                                1,690,623
Trust Preferred securities ...............        44,565                                   44,489
Stockholders' equity .....................       119,588                                  115,204
                                             -----------                              -----------
       Total liabilities and stockholders'
           equity ........................   $ 1,853,040                              $ 1,850,316
                                             ===========                              ===========

Net interest income and net
    interest rate spread .................                 $    33,530        2.26%                  $   35,732       2.34%
                                                           ===========    ========                   ==========    =======

Net interest-earning assets and
    interest margin ......................   $   119,056                      2.51%   $   132,028                     2.66%
                                             ===========                  ========    ===========                  =======

Ratio of interest-earning assets to
    deposits and borrowings ..............                                  107.13%                                 107.91%
                                                                          ========                                 =======

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

                                                        March 31,     June 30,
                                                          2003          2002
                                                        ---------    ---------
                                                        (Dollars in thousands)

Non-accruing loans:
     One- to four-family ............................   $   1,399    $   2,905
     Commercial and multi-family ....................          92           --
     Consumer .......................................         261          370
                                                        ---------    ---------
         Total non-accruing loans ...................       1,752        3,275

Real estate owned, net ..............................          28           28
                                                        ---------    ---------

         Total non-performing assets ................       1,780        3,303
                                                        ---------    ---------

         Total risk elements ........................   $   1,780    $   3,303
                                                        =========    =========

Non-accruing loans as a percentage of total loans ...        0.13%        0.23%
                                                        =========    =========

Non-performing assets as a percentage of total assets        0.10%        0.17%
                                                        =========    =========

Total risk elements as a percentage of total assets .        0.10%        0.17%
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

Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowance will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Company's allowance for loan losses. These agencies may require the Company to record additions to the allowance level based upon their assessment of the information available to them at the time of examination. At March 31, 2003, the Company had a total allowance for loan losses of $6.3 million representing 360.39% of total non-accruing loans and 0.48% of total loans. Based on the procedures discussed above, management is of the opinion the reserve of $6.3 million was adequate, but not excessive, to absorb probable credit losses associated with the loan portfolio at March 31, 2003.

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

At March 31, 2003, the Company's total interest-earning assets maturing or repricing within one year exceeded its total deposits and borrowings maturing or repricing within one year by $309.6 million, representing a one year positive gap of 16.93% of total assets, compared to a one year positive gap of 5.11% of total assets at June 30, 2002. The Company's gap position changed from June 30, 2002 primarily due to the decline in market interest rates which has increased prepayment activity on loans and mortgage-backed securities and has raised expectations that certain investment securities with callable features will be redeemed before maturity. Also contributing to the change in the gap position was a decrease in certificates of deposit maturing within one year, partially offset by an increase in FHLB of New York advances now maturing within one year.

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

As of March 31, 2003, the Bank's internally generated initial NPV ratio was 3.64%. Following a 2% increase in interest rates, the Bank's Post-Shock NPV ratio was 5.87%. The change in the NPV ratio, or the Bank's Sensitivity Measure, was positive 2.23%. As of March 31, 2003, the Company's internally generated initial NPV ratio was 3.05%, the Post-Shock ratio was 5.16%, and the Sensitivity Measure was positive 2.11%. Variances between the Bank's and the Company's NPV ratios are attributable to balance sheet items which are adjusted during consolidation, such as investments, intercompany borrowings and capital.

Internally generated NPV measurements are based on simulations which utilize institution specific assumptions and generally result in different levels of presumed interest rate risk (generally lower) than Office of Thrift Supervision ("OTS") measurements indicate.

The OTS measures the Bank's IRR on a quarterly basis using data from the quarterly Thrift Financial Reports filed by the Bank with the OTS, coupled with non-institution specific assumptions which are based on national averages. As of December 31, 2002 (the latest date for which information is available), the Bank's initial NPV ratio, as measured by the OTS, was 8.60%, the Bank's Post-Shock ratio was 6.75% and the Sensitivity Measure was negative 1.85%.

In addition to monitoring NPV and gap, management also monitors the duration of assets and liabilities and the effects on net interest income resulting from parallel and non-parallel increases or decreases in rates.

At March 31, 2003, based on its internally generated simulation models, the Company's consolidated net interest income projected for one year forward would increase 8.5% from the base case, or current market, as a result of an immediate and sustained 2% increase in interest rates. Conversely, the Company's consolidated net interest income projected for one year forward would decrease 8.6% from the base case, or current market, as a result of an immediate and sustained 1% decrease in interest rates.

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

The Company's cash needs for the nine months ended March 31, 2003 were provided by operating activities, including the sale of loans, proceeds from maturities of investment securities and principal repayments of loans and mortgage-backed securities. During this period, the cash provided was used for investing activities, which included the origination of loans and the purchase of investment securities, as well as to fund a decrease in deposits. Additionally, during the nine months ended March 31, 2003, the cash provided was used for the repurchase of common stock. During the nine months ended March 31, 2002, the cash needs of the Company were provided by operating activities, proceeds from maturities of investment securities, increased deposits and principal repayments of loans and mortgage-backed securities. During this period, the cash provided was used for investing activities, which included the origination and purchase of loans and the purchase of investment and mortgage-backed securities, as well as for the purchase of treasury stock and to reduce borrowings.

Current regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percentage of risk-adjusted assets; a ratio of core capital to risk-adjusted assets; a leverage ratio of core capital to total adjusted assets; and a tangible capital ratio expressed as a percentage of total adjusted assets. As of March 31, 2003, the Bank exceeded all regulatory capital requirements and qualified as a "well-capitalized" institution (see Note
8. - Stockholders' Equity and Regulatory Capital, in the Notes to Consolidated Financial Statements).

Subsequent to March 31, 2003, the Company announced the redemption of the $34.5 million of 8.90% Junior Subordinated deferrable interest Debentures, which resulted in the trustee announcing the redemption of the related Trust Preferred securities issued by Trust I. The redemption will occur during the June 2003 quarter. The redemption is expected to be funded by new financing at a significantly lower rate of interest. In accordance with accounting principles generally accepted in the United States of America, as a result of the redemption of these securities, management estimates the Company would also recognize a one-time expense of approximately $1.5 million, or approximately $0.13 per share, associated with the unamortized issuance costs related to the Trust Preferred securities issued by Trust I. Currently, these issuance costs are amortized over the term of the related Trust Preferred securities. For the three and nine months ended March 31, 2003, the Company recognized $16,000 and $47,000, respectively, of preferred securities expense associated with the amortization of issuance costs related to the Trust Preferred securities issued by Trust I. The Company anticipates that this additional expense would be largely offset in the next fiscal year by the savings realized due to the reduced interest costs on the borrowing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's most significant form of market risk is interest rate risk, as the majority of its assets and liabilities are sensitive to changes in interest rates. See the discussion in this Form 10-Q under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of
Operations-Interest Rate Sensitivity."

Item 4. Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the
          ------------------------------------------------
Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management within the 90-day period preceding the filing date of this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      (b) Changes in Internal Controls: There were no significant changes in the
          ----------------------------
Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

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

                               PENNFED FINANCIAL SERVICES, INC.

Date: May 14, 2003             By:  /s/ Joseph L. LaMonica
                                   ---------------------------------------------
                                    Joseph L. LaMonica
                                    President and Chief
                                    Executive Officer
                                    (Principal Executive Officer)

Date: May 14, 2003             By:  /s/ Claire M. Chadwick
                                   ---------------------------------------------
                                    Claire M. Chadwick
                                    Executive Vice President,
                                    Chief Financial Officer and
                                    Controller
                                    (Principal Financial and Accounting Officer)

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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ Claire M. Chadwick
--------------------------------------
Claire M. Chadwick
Executive Vice President,
Chief Financial Officer and Controller

                                  EXHIBIT INDEX

  Regulation                                                                                                   Reference to
     S-K                                                                                                       Prior Filing
   Exhibit                                                                                                      or Exhibit
    Number                                                  Document                                              Number
---------------------------------------------------------------------------------------------------------------------------
     2        Plan of acquisition, reorganization, arrangement, liquidation or succession                         None
     3 (i)    Certificate of Incorporation                                                                          *
     3 (ii)   Bylaws                                                                                               **
     4        Instruments defining the rights of security holders, including indentures                             *
     4 (i)    Stockholder Protection Rights Agreement                                                              ***
     10       Material contracts:
              (a) Employee Stock Ownership Plan                                                                     *
              (b) 1994 Amended and Restated Stock Option and Incentive Plan                                       ****
              (c) Management Recognition Plan                                                                       *
              (d) Employment Agreement with Joseph L. LaMonica                                                    ****
              (e) Employment Agreement with Patrick D. McTernan                                                   ****
              (f) Employment Agreement with Jeffrey J. Carfora                                                    *****
              (g) Employment Agreement with Barbara A. Flannery                                                   ****
     11       Statement re: computation of per share earnings                                                      11
     15       Letter re: unaudited interim financial information                                              Not required
     18       Letter re: change in accounting principles                                                          None
     19       Report furnished to security holders                                                                None
     22       Published report regarding matters submitted to vote of security holders                            None
     23       Consents of experts and counsel                                                                     None
     24       Power of Attorney                                                                                   None
     99       Additional Exhibits:
                Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002                                99

-----------------------

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