Form 10-K
period 2003-06-30
PENNFED FINANCIAL SERVICES INC
filed 2003-09-22
CIK 920945

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(mark one)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended June 30, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _____________ to _____________

                         Commission file number 0-24040

                        PENNFED FINANCIAL SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                             22-3297339
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

622 Eagle Rock Avenue, West Orange, New Jersey                   07052-2989
--------------------------------------------------------------------------------
   (Address of principal executive offices)                      (Zip Code)

     Registrant's telephone number, including area code:     (973) 669-7366
                                                           ----------------
           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

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

YES |X| NO |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).

YES |X| NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the Nasdaq National Market as of September 5, 2003, was $173,165,000. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

      As of September 5, 2003, there were issued and outstanding 6,870,178 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Part III of Form 10-K - Portions of the Proxy Statement for 2003 Annual Meeting of Stockholders.

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

At June 30, 2003, the Company had total assets of approximately $1.8 billion, deposits of $1.1 billion, borrowings of $561 million and stockholders' equity of $117 million. At that date, borrowings include $30 million from the issuance of junior subordinated deferrable interest debentures.

Penn Federal, through its wholly-owned subsidiary, Penn Savings Insurance Agency, Inc., offers insurance and uninsured non-deposit investment products to its customers. Through the Company's wholly-owned subsidiary, PennFed Title Service Corporation, the Company has a 49% ownership interest in a title insurance agency known as Eagle Rock Title Agency, LLC. See "Subsidiary Activities."

In October 1997, Penn Federal formed Ferry Development Holding Company, a Delaware operating subsidiary. In November 2002, Penn Federal formed Eagle Rock Investment Corp., a New Jersey investment company. Both companies hold and manage investment portfolios for the Bank.

PennFed formed PennFed Capital Trust I in fiscal 1998, PennFed Capital Trust II in fiscal 2001 and PennFed Capital Trust III in fiscal 2003. These entities are wholly-owned trust subsidiaries, established for the purpose of selling cumulative trust preferred securities.

The administrative offices of the Company are located at 622 Eagle Rock Avenue, West Orange, New Jersey 07052-2989, and the telephone number at that address is
(973) 669-7366.

Our reports, proxy statements and other information we file with the Securities and Exchange Commission (the "SEC"), as well as our news releases, are available free of charge through our Internet site at http://www.pennfsb.com. This information can be found under "Investor Relations" on the "Documents" page of our Internet site. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act are available as soon as reasonably practicable after they have been filed with the SEC. Reference to our Internet address is not intended to incorporate any of the information contained on our Internet site into this document.

Forward-Looking Statements

When used in this Form 10-K and in future filings by the Company with the SEC, in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates and demand for loans in the Company's market area, the relationship of short-term interest rates to long-term interest rates, competition and terrorist acts that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above, as well as other factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company will not undertake -- and specifically declines any obligation -- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of these statements or to reflect the occurrence of anticipated or unanticipated events.

Market Area

The Company's primary market areas are comprised of the Ironbound section of the City of Newark and surrounding urban communities, the suburban Essex County area and selected areas of central/southern New Jersey, which are serviced through 22 full service offices. Penn Federal was organized in the Ironbound section of Newark in 1941 and the home office of the Bank remains there. The Ironbound section of the City of Newark and immediately adjacent communities of East Newark and Harrison are primarily urban blue collar areas with two or more family dwellings and some manufacturing and industry. Deposits at Bank branches in these areas comprised 28% of total Bank deposits at June 30, 2003. The suburban Essex County area consists of communities with predominantly single family homes and a white collar commuter population. Suburban Essex County is the Bank's largest market area, accounting for approximately 44% of total Bank deposits at June 30, 2003. Penn Federal's central/southern New Jersey branches are located in selected areas of Middlesex, Monmouth and northern Ocean counties. The central/southern region branches, with 28% of total Bank deposits at June 30, 2003, serve retirement populations and expanding townhouse, multi-family and single family home developments. The Bank also originates loans secured by properties throughout New Jersey. See "Originations, Purchases, Sales and Servicing of Loans."

Lending Activities

General. The Company primarily originates fixed and adjustable rate, one- to four-family first mortgage loans. The Company's general policy is to originate such loans with maturities between 10 and 30 years. The Company underwrites mortgage loans generally using Freddie Mac and Fannie Mae guidelines, although loan amounts may exceed agency limits. A conforming mortgage loan is defined as a mortgage loan that meets all requirements (size, type and age) to be eligible for purchase or securitization by federal agencies, such as Freddie Mac and Fannie Mae. The conforming loan limit is based upon national housing median sales prices. The Company purchases loans from time to time generally under the same guidelines under which it originates loans. See "Loan Portfolio Composition" and "One- to Four-Family Residential Mortgage Lending."

The Company also originates commercial and multi-family (five units or more) real estate loans and consumer loans. These loans generally reprice more frequently, have shorter maturities and/or have higher yields than fixed rate, one- to four-family mortgage loans.

Residential and consumer loan applications may be approved by various officers up to $1.5 million. Commercial and multi-family real estate loan applications are initially considered and approved by the Senior Vice President of the Commercial/Business Banking Group. Any commercial and multi-family real estate loan or relationship of $750,000 and over must be approved by the Executive Loan Committee which consists of the CEO, COO, CFO and the SVP of the Commercial/Business Banking Group. The approval of the Company's Board of Directors is required for all loans or relationships above $1.5 million.

The aggregate amount of loans that the Company is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Company could have lent to any one borrower is generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation-Federal Regulation of Savings Associations by the OTS." At June 30, 2003, the maximum amount which the Company could have lent to any one borrower and the borrower's related entities was approximately $24.6 million. The Company's current policy is to limit such loans to a maximum of 50% of the general regulatory limit or $10.0 million, whichever is less. Any exception to this policy requires approval of the Board of Directors. At June 30, 2003, the Company's largest group of loans to one borrower (and any related entities) totaled $8.5 million and consisted of a $4.5 million commercial real estate loan and a $4.0 million loan under an accounts receivable financing program. At June 30, 2003, there were a total of 28 loans or lender relationships in excess of $1.25 million, for a total amount of $71.1 million. At that date, all of these loans were performing in accordance with their respective repayment terms.

Loan Portfolio Composition. The following table sets forth the composition of the Company's loan portfolio at the dates indicated.

                                                                       June 30,
                                        ---------------------------------------------------------------------
                                                  2003                   2002                    2001
                                           Amount     Percent     Amount      Percent     Amount      Percent
                                        ---------------------------------------------------------------------
                                                             (Dollars in thousands)
First mortgage loans:
  One- to four-family(1) ............   $  946,560     77.01%   $1,172,145     81.53%   $1,065,819     82.61%
  Commercial and multi-family(2) ....      165,905     13.50       144,585     10.06       108,625      8.42
                                        ---------------------------------------------------------------------
     Total first mortgage loans .....    1,112,465     90.51     1,316,730     91.59     1,174,444     91.03
                                        ---------------------------------------------------------------------
Other loans:
  Consumer loans:
   Second mortgages .................       67,290      5.47        58,671      4.08        48,133      3.73
   Home equity lines of credit ......       44,308      3.61        55,247      3.85        60,412      4.68
   Other ............................        5,060      0.41         6,948      0.48         7,140      0.56
                                        ---------------------------------------------------------------------
     Total consumer loans ...........      116,658      9.49       120,866      8.41       115,685      8.97
                                        ---------------------------------------------------------------------
     Total loans ....................    1,229,123    100.00%    1,437,596    100.00%    1,290,129    100.00%
                                                     =========               =========               =========
Add/(less):
  Unamortized premiums,
   deferred loan fees, and
     other, net .....................        6,079                   9,485                   9,611
  Allowance for loan losses .........       (6,284)                 (5,821)                 (4,248)
                                        ---------------------------------------------------------------------
     Total loans receivable, net ....   $1,228,918              $1,441,260              $1,295,492
                                        =====================================================================

                                                          June 30,
                                        ---------------------------------------------
                                                 2000                    1999
                                          Amount      Percent      Amount     Percent
                                        ---------------------------------------------
                                                  (Dollars in thousands)
First mortgage loans:
  One- to four-family(1) ............   $1,070,048     85.34%   $  915,244     86.15%
  Commercial and multi-family(2) ....       86,257      6.88        74,613      7.02
                                        ---------------------------------------------
     Total first mortgage loans .....    1,156,305     92.22       989,857     93.17
                                        ---------------------------------------------
Other loans:
  Consumer loans:
   Second mortgages .................       45,659      3.64        37,243      3.50
   Home equity lines of credit ......       46,394      3.70        31,754      2.99
   Other ............................        5,534      0.44         3,575      0.34
                                        ---------------------------------------------
     Total consumer loans ...........       97,587      7.78        72,572      6.83
                                        ---------------------------------------------
     Total loans ....................    1,253,892    100.00%    1,062,429    100.00%
                                                     =========               =========
Add/(less):
  Unamortized premiums,
   deferred loan fees, and
     other, net .....................        9,339                   7,391
  Allowance for loan losses .........       (3,983)                 (3,209)
                                        ---------------------------------------------
     Total loans receivable, net ....   $1,259,248              $1,066,611
                                        =============================================

----------------------
(1) One-to four-family loans include loans held for sale of $11.5 million, $1.6 million, $83,000 and $5.2 million at June 30, 2003, 2002, 2001 and
      1999, respectively. There were no loans held for sale at June 30, 2000.


(2) Commercial and multi-family loans include loans under an accounts receivable financing program for small and mid-sized businesses and business lines of credit secured by non-real estate business assets totaling $12.6 million, $9.1 million, $3.1 million and $814,000 at June 30, 2003, 2002, 2001 and 2000, respectively. Business lines of credit included in commercial and multi-family loans totaled $605,000 at June 30, 1999.

Loan Maturity. The following schedule sets forth the contractual maturity of the Company's loan portfolio as of June 30, 2003. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. Loans with balloon payments are also shown as amortizing to final maturity (i.e., when the balloon payment is due). All balances are shown on a gross basis and, thus, include no premium or discount adjustments. Savings account loans and overdraft checking balances, included in consumer loans, which have no stated final maturity, are reported as due within one year. The table does not reflect the effects of possible prepayments or scheduled principal amortization.

                                                   After One    After Three  After Five    After Ten
                                        One Year    Through      Through      Through       Through        After
                                        or Less   Three Years   Five Years   Ten Years    Twenty Years  Twenty Years      Total
                                        -----------------------------------------------------------------------------------------
                                                                           (In thousands)
First mortgage loans:
   One- to four-family ..............   $   469      $  767      $ 8,335      $ 67,792      $314,998      $554,199     $  946,560
   Commercial and multi-family ......    11,315       2,272        9,383        33,395       107,704         1,836        165,905
                                        -----------------------------------------------------------------------------------------
      Total first mortgage loans ....    11,784       3,039       17,718       101,187       422,702       556,035      1,112,465
Other loans:
   Consumer loans ...................     3,282       1,649       13,255        24,014        45,768        28,690        116,658
                                        -----------------------------------------------------------------------------------------
      Total loans, gross ............   $15,066      $4,688      $30,973      $125,201      $468,470      $584,725     $1,229,123
                                        =========================================================================================

Loans due after June 30, 2004, which have fixed interest rates amount to $895.4 million, while those with adjustable rates amount to $318.7 million, detailed as follows:

                                                   Due After June 30, 2004
                                              ----------------------------------
                                               Fixed     Adjustable      Total
                                              ----------------------------------
                                                       (In thousands)
First mortgage loans:
   One- to four-family ...................    $806,045    $140,046    $  946,091
   Commercial and multi-family ...........      20,238     134,352       154,590
                                              ----------------------------------
      Total first mortgage loans .........     826,283     274,398     1,100,681
Other loans:
   Consumer loans ........................      69,093      44,283       113,376
                                              ----------------------------------
      Total loans, gross .................    $895,376    $318,681    $1,214,057
                                              ==================================

One- to Four-Family Residential Mortgage Lending. At June 30, 2003, the Company's one- to four-family residential mortgage loans totaled $946.6 million, or approximately 77.0% of the Company's gross loan portfolio. Residential loan originations are generated by the Company's in-house originations staff through marketing efforts, present customers, walk-in customers and referrals from real estate agents, mortgage brokers and builders. The Company focuses its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences. During the fiscal year ended June 30, 2003, the Company originated $528.9 million of real estate loans secured by first mortgages on one- to four-family residential real estate. Substantially all of the Company's one- to four-family residential mortgage originations are secured by properties located in the State of New Jersey.

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

In underwriting one- to four-family residential real estate loans, the Company evaluates the borrower's ability to make monthly payments, past credit history and the value of the property securing the loan. Properties securing real estate loans made by the Company are appraised by licensed in-house appraisers and indepen-dent appraisers, all of whom are approved by the Board of Directors. The Company requires borrowers to obtain title insurance in the amount of the loan. In addition, the Company requires borrowers to obtain fire and property insurance (including flood insurance, if necessary) in the amount of the loan or the replacement cost. Real estate loans originated and purchased by the Company contain a "due on sale" clause allowing the Company to declare the unpaid principal balance due and payable upon the sale of the property.

Commercial and Multi-Family Real Estate Lending. The Company engages in commercial and multi-family real estate lending primarily in its market areas. At June 30, 2003, the Company had $165.9 million of commercial and multi-family real estate loans which represented 13.5% of the Company's gross loan portfolio. This amount includes $1.8 million of lines of credit secured by non-real estate business assets and $10.8 million of loans under an accounts receivable financing program for small and mid-sized businesses. At June 30, 2003, the average per loan balance of the Company's commercial and multi-family real estate loans outstanding was $329,000. As of June 30, 2003 approximately 81% of the loans in the commercial and multi-family real estate loan portfolio were adjustable rate loans.

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

Under the accounts receivable financing program, credit is extended to the customer based upon the amount of receivables purchased by the Company. The Company has actual ownership of the receivables. Remittances from the account debtors of the customer are made directly to the Company's lockbox account. Risk under this type of lending is further limited by the establishment of a cash collateral reserve account used to offset any receivables that do not pay timely. Furthermore, accounts receivable default and fraud insurance is obtained as additional protection. The facility can be terminated at the Company's option upon 60 days notice to the customer. Accounts receivable financing is done with full recourse to the customer and is generally guaranteed by the principals of the customer. In addition to the accounts receivable as collateral, the Company typically obtains additional collateral in the form of a lien on the customer's business assets and/or real estate.

Consumer Lending. The Company offers a variety of secured consumer loans, including home equity lines of credit, second mortgages, automobile loans, boat loans and loans secured by savings deposits. In addition, the Company offers unsecured overdraft checking protection. At June 30, 2003, the Company's total consumer loan portfolio was $116.7 million, or 9.5% of its gross loan portfolio, of which approximately 60% were fixed rate loans and 40% were adjustable rate loans. The Company currently originates all of its consumer loans throughout the State of New Jersey.

The Company originates adjustable rate home equity lines of credit and fixed rate second mortgage loans. Home equity lines of credit and second mortgage loans together with loans secured by all prior liens, are generally limited to 75% of the appraised value of the property securing the loan. The Company also offers 100% equity financing up to $100,000, with these loans re-underwritten and insured through a mortgage insurance company. Second mortgage loans have a maximum term of up to 20 years. Home equity lines of credit may have draw periods up to 10 years with repayment terms up to 15 years beyond the draw period. As of June 30, 2003, second mortgage loans and home equity lines of credit amounted to $111.6 million or 95.7% of the Company's consumer loan portfolio.

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

Originations, Purchases, Sales and Servicing of Loans

For the fiscal year ended June 30, 2003, the Company originated $667.7 million of loans, compared to $648.0 million and $380.3 million in fiscal 2002 and 2001, respectively. The higher amounts in fiscal 2003 and 2002 were due principally to increased refinancing activity as a result of the low interest rate environment. Mortgage loan originations are handled by employees of the Company.

During the fiscal years ended June 30, 2003, 2002 and 2001, the Company purchased $700,000, $31.9 million and $36.3 million of one- to four-family first mortgage loans, respectively, through correspondent relationships with other institutions. The purchased loans represent adjustable rate and fixed rate first mortgages secured by properties primarily located throughout New Jersey. A limited amount of loans secured by properties located in Pennsylvania, Massachusetts and Connecticut have been purchased in prior periods.

From time to time, the Company has engaged in loan sale strategies -- selling loans to Freddie Mac and other secondary market purchasers. During the year ended June 30, 2003, approximately $154.8 million of conforming, fixed rate one- to four-family residential mortgage loans were sold into the secondary market as part of the Company's efforts to manage interest rate risk. In addition, during the year ended June 30, 2003, a $4.0 million commercial real estate loan participation was sold as a means to reduce the Company's credit exposure on a single commercial real estate property. In April 2002, the Company re-instituted a strategy of selling conforming, fixed rate one- to four-family residential mortgage loans in an effort to improve liquidity and interest rate risk. Prior to this point in fiscal year 2002, loan production was retained in portfolio as a means of leveraging the March 2001 proceeds from the $12 million issuance of Trust Preferred securities. During the majority of fiscal 2001, the Company's strategy included the sale of conforming, fixed rate one- to four-family residential loan production. Loans sold under this strategy totaled approximately $29 million for the fiscal year. In addition, the Company sold approximately $65 million of longer duration, one- to four-family residential mortgage loans in an effort to improve liquidity, interest rate risk and net interest margin.

The level of loan sale activity continues to be evaluated with primary consideration given to interest rate risk, long-term profitability and liquidity objectives.

When loans are sold, the Company may retain the responsibility for servicing the loans or may sub-service the loans for a short term period. The Company receives a fee for performing these services. The Company serviced for others primarily one- to four-family mortgage loans with an aggregate outstanding principal balance of $87.0 million, $167.8 million and $141.5 million at June 30, 2003, 2002 and 2001, respectively. The decrease in fiscal 2003, as compared to the prior years, included the effects of accelerated prepayments.

The following table sets forth the activity in the Company's loan portfolio for the years indicated.

                                                             Year ended June 30,
                                                    ------------------------------------
                                                       2003         2002         2001
                                                    ------------------------------------
                                                               (In thousands)
Net loans receivable at beginning of year .......   $1,441,260   $1,295,492   $1,259,248

Plus:
   Loans originated:
     One- to four-family ........................      528,869      497,450      269,607
     Commercial and multi-family real estate ....       49,049       64,131       40,020
     Consumer ...................................       89,775       86,370       70,626
                                                    ------------------------------------
        Total loans originated ..................      667,693      647,951      380,253
                                                    ------------------------------------

   One- to four-family loans purchased ..........          676       31,861       36,319
                                                    ------------------------------------

        Total loans originated and purchased ....      668,369      679,812      416,572
                                                    ------------------------------------

Less:
   Loans sold ...................................      165,180       16,652       94,099
   Loans securitized ............................           --       65,923       47,661
   Loan principal payments and other, net .......      715,531      451,463      237,876
   Loans transferred to real estate owned .......           --            6          692
                                                    ------------------------------------
Net loans receivable at end of year .............   $1,228,918   $1,441,260   $1,295,492
                                                    ====================================

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

                                                               At June 30,
                                              ----------------------------------------------
                                               2003      2002      2001      2000      1999
                                              ----------------------------------------------
                                                          (Dollars in thousands)
Non-accruing loans:
 One- to four-family ......................   $1,451    $2,905    $1,219    $2,152    $2,937
 Commercial and multi-family ..............       --        --        49        95        46
 Consumer .................................      231       370       369       468       687
                                              ----------------------------------------------
  Total non-accruing loans ................    1,682     3,275     1,637     2,715     3,670

Real estate owned, net ....................       28        28       500       334       936
                                              ----------------------------------------------
  Total non-performing assets .............    1,710     3,303     2,137     3,049     4,606

Restructured loans ........................       --        --        --        --        --
                                              ----------------------------------------------
  Total risk elements .....................   $1,710    $3,303    $2,137    $3,049    $4,606
                                              ==============================================
Non-accruing loans as a percentage
   of total loans .........................     0.14%     0.23%     0.13%     0.21%     0.34%
                                              ==============================================

Non-performing assets as a percentage
   of total assets ........................     0.09%     0.17%     0.12%     0.18%     0.30%
                                              ==============================================
Total risk elements as a percentage
   of total assets ........................     0.09%     0.17%     0.12%     0.18%     0.30%
                                              ==============================================

For the year ended June 30, 2003, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $82,000, $16,000 of which was included in interest income during this period.

Non-Performing Assets. Non-accruing loans at June 30, 2003 were comprised of 14 one- to four-family loans aggregating $1,451,000 and 14 consumer loans aggregating $231,000.

Real estate owned at June 30, 2003 totaled $28,000 representing a single one- to four-family property.

Restructured Loans. In the normal course of business the Company may restructure the terms of certain loans. No loans have been restructured within the last five fiscal years. Any loan that has been restructured continues to perform in accordance with the restructured terms.

Other Loans of Concern. As of June 30, 2003, there were $1.8 million of other loans not included in the table or discussed above where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

Included in other loans of concern at June 30, 2003 are four loans to one borrower and one loan to a related borrower totaling $769,000. The four loans consist of one commercial real estate loan of $391,000, two one- to four-family loans totaling $91,000 and a $52,000 line of credit. The loan to a related party consists of a commercial real estate loan of $235,000. All of these loans are secured by real estate properties located in New Jersey. As of June 30, 2003 all of the loans were performing in accordance with their respective repayment terms. The Company continues to monitor these loans due to their past periodic delinquencies.

Also included in other loans of concern at June 30, 2003 is a $1.0 million commercial real estate loan, secured by real estate in northern New Jersey. As of June 30, 2003 the loan was 30 days delinquent. The loan to value ratio is estimated to be 68%. Due to past periodic delinquencies, the Company has entered into an agreement requiring the borrower to comply with certain stipulations, including the sale of other real estate, the proceeds of which will be used to bring the loan current and/or to reduce the principal balance of the loan.

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

In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews the assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of its assets at June 30, 2003, the Bank's classified assets totaled $2.5 million, of which $2.4 million were classified as substandard. At June 30, 2003 total classified assets represented 2.16% of the Company's stockholders' equity and 0.14% of the Company's total assets.

Allowance for Loan Losses. The allowance for loan losses is established through charges to income based on management's evaluation of the probable credit losses presently inherent in its loan portfolio. This evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, loan classifications discussed above, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience, portfolio growth and composition and other factors that warrant recognition in providing for an adequate loan loss allowance.

Real estate properties acquired through foreclosure are recorded at the lower of cost or estimated fair value less costs to dispose of such properties. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on real estate owned is established by a charge to income.

Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowance will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Company's allowance for loan losses. These agencies may require the Company to record additions to the allowance level based upon their assessment of the information available to them at the time of examination. See "Critical Accounting Policy."

The following table sets forth an analysis of the Company's allowance for loan losses at, and for, the dates indicated.

                                                                 Year ended June 30,
                                               --------------------------------------------------------
                                                 2003        2002        2001        2000        1999
                                               --------------------------------------------------------
                                                                (Dollars in thousands)
Balance at beginning of year ...............   $ 5,821     $ 4,248     $ 3,983     $ 3,209     $ 2,776
Charge-offs:
  One- to four-family ......................       (20)        (20)       (164)       (105)        (60)
  Commercial and multi-family ..............        --          --         (35)         --        (165)
  Consumer .................................       (42)        (32)       (161)        (18)       (171)
                                               --------------------------------------------------------
                                                   (62)        (52)       (360)       (123)       (396)
                                               --------------------------------------------------------

Recoveries:
  One- to four-family ......................        --          --          --          37          --
  Commercial and multi-family ..............        --          --          --          --          49
  Consumer .................................        --          --          --          --          --
                                               --------------------------------------------------------
                                                    --          --          --          37          49
                                               --------------------------------------------------------

Net charge-offs ............................       (62)        (52)       (360)        (86)       (347)
Additions charged to operations ............       525       1,625         625         860         780
                                               --------------------------------------------------------
Balance at end of year .....................   $ 6,284     $ 5,821     $ 4,248     $ 3,983     $ 3,209
                                               ========================================================

Ratio of net charge-offs during the
  year to average loans outstanding
  during the year ..........................      0.00%       0.00%       0.03%       0.01%       0.03%
                                               ========================================================

Ratio of allowance for loan losses
  to total loans at end of year ............      0.51%       0.40%       0.33%       0.32%       0.30%
                                               ========================================================

Ratio of allowance for loan losses to
  non-accruing loans at end of year ........    373.60%     177.74%     259.50%     146.70%      87.44%
                                               ========================================================

The distribution of the Company's allowance for loan losses at the dates indicated is summarized in the following table.

                                                                             June 30,
                               -----------------------------------------------------------------------------------------------------
                                     2003                 2002                 2001                2000                  1999
                               -----------------------------------------------------------------------------------------------------
                                      Percent of           Percent of           Percent of          Percent of            Percent of
                                        Loans in             Loans in             Loans in            Loans in              Loans in
                                            Each                 Each                 Each                Each                  Each
                                        Category             Category             Category            Category              Category
                                        to Total             to Total             to Total            to Total              to Total
                               Amount      Loans    Amount      Loans    Amount      Loans    Amount     Loans     Amount      Loans
                               -----------------------------------------------------------------------------------------------------
                                                                      (Dollars in thousands)
One- to four-family .........  $2,869     77.01%    $2,928     81.53%    $2,223     82.61%    $2,244     85.34%    $1,797     86.15%
Commercial and
  multi-family real estate ..   2,767     13.50      2,040     10.06      1,280      8.42      1,051      6.88        855      7.02
Consumer ....................     648      9.49        853      8.41        745      8.97        688      7.78        557      6.83
                               -----------------------------------------------------------------------------------------------------
   Total ....................  $6,284    100.00%    $5,821    100.00%    $4,248    100.00%    $3,983    100.00%    $3,209    100.00%
                               =====================================================================================================

Critical Accounting Policy

Allowance for Loan Losses -- The allowance for loan losses is established through charges to income based on management's evaluation of the probable credit losses presently inherent in its loan portfolio. This evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, loan classifications, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience, portfolio growth and composition and other factors that warrant recognition in providing for an adequate loan loss allowance.

Real estate properties acquired through foreclosure are recorded at the lower of cost or estimated fair value less costs to dispose of such properties. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on real estate owned is established by a charge to income.

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

Investment Activities

General. The Bank maintains appropriate levels of investments for liquidity purposes. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows.

At June 30, 2003, the Company had a securities portfolio consisting principally of U.S. government agency securities, including mortgage-backed securities. These investments carry a low risk weighting for OTS risk-based capital purposes, are generally considered liquid assets and are generally of relatively short duration. See "Regulation-Regulatory Capital Requirements." The majority of investment securities and all mortgage-backed securities were classified as held to maturity at June 30, 2003, as the Company has a positive intent and ability to hold these securities to maturity. All investment securities not classified as held to maturity are classified as available for sale.

The following table sets forth the composition of the Company's investment and mortgage-backed securities portfolios at the dates indicated.

                                                                                 June 30,
                                          ----------------------------------------------------------------------------------------
                                                     2003                          2002                          2001
                                          ----------------------------------------------------------------------------------------
                                                   Estimated  Percent            Estimated   Percent           Estimated   Percent
                                                     Fair    of Total              Fair     of Total              Fair    of Total
                                          Carrying  Market   Carrying  Carrying   Market    Carrying  Carrying   Market   Carrying
                                            Value   Value     Value      Value    Value      Value      Value    Value      Value
                                          ----------------------------------------------------------------------------------------
                                                                           (Dollars in thousands)
Investment securities:
Available for sale:
  Equity securities ....................  $  4,741  $  4,741    1.28%   $  4,295  $  4,295     2.05%  $     --  $     --       --%
                                          ----------------------------------------------------------------------------------------

Held to maturity:
  U.S. government
    agency obligations .................   305,662   308,425   82.73     145,160   144,495    69.31    304,538   299,056    84.55
  Obligations of states and
    political subdivisions .............        --        --      --          --        --       --         10        11       --
  Corporate bonds ......................     1,030     1,222    0.28       1,034     1,080     0.49      1,038     1,062     0.29
  Trust preferred securities ...........    32,806    35,821    8.88      33,296    33,101    15.90     28,383    27,116     7.88
                                          ----------------------------------------------------------------------------------------
    Total held to maturity .............   339,498   345,468   91.89     179,490   178,676    85.70    333,969   327,245    92.72
                                          ----------------------------------------------------------------------------------------
    Total investment securities ........   344,239   350,209   93.17     183,785   182,971    87.75    333,969   327,245    92.72
FHLB of New York stock .................    25,223    25,223    6.83      25,656    25,656    12.25     26,218    26,218     7.28
                                          ----------------------------------------------------------------------------------------
    Total investment securities
       and FHLB of New York stock ......  $369,462  $375,432  100.00%   $209,441  $208,627   100.00%  $360,187  $353,463   100.00%
                                          ========================================================================================

Mortgage-backed securities:
  Ginnie Mae ...........................  $    415  $    455    0.44%   $    642  $    696     0.38%  $  1,035  $  1,107     0.76%
  Freddie Mac ..........................    37,968    39,635   40.55      84,757    87,727    49.95     42,961    43,942    31.68
  Fannie Mae ...........................    54,430    56,896   58.13      82,891    85,570    48.85     90,662    91,485    66.86
  Collateralized Mortgage
     Obligations/REMICs/IOs ............       149       152    0.16          42        43     0.02         59        58     0.04
                                          ----------------------------------------------------------------------------------------
                                            92,962    97,138   99.28     168,332   174,036    99.20    134,717   136,592    99.34
  Unamortized premiums, net ............       670        --    0.72       1,357        --     0.80        889        --     0.66
                                          ----------------------------------------------------------------------------------------
     Total mortgage-backed securities ..  $ 93,632  $ 97,138  100.00%   $169,689  $174,036   100.00%  $135,606  $136,592   100.00%
                                          ========================================================================================

Investment Securities. At June 30, 2003, the Company's investment securities (including $4.7 million of investment securities available for sale, $339.5 million of investment securities held to maturity and a $25.2 million investment in FHLB of New York stock) totaled $369.5 million, or 20.4% of its total assets. It is the Company's general policy to purchase U.S. government securities and federal agency obligations and other investment grade securities in accordance with its strategic objectives, including, but not limited to, liquidity, growth, yield and interest rate risk management and to provide collateral for borrowings. In prior years, PennFed invested in certain non-investment grade trust preferred securities of other financial institutions. At June 30, 2003, PennFed held $10.5 million of such non-investment grade securities. In addition, investment securities at June 30, 2003 included $22.3 million of investment grade trust preferred securities.

OTS regulations limit investments in corporate debt and equity securities by the Bank. See "Regulation-Federal Regulation of Savings Associations by the OTS" for a discussion of additional restrictions on the Company's investment activities.

The following table indicates the composition of the held to maturity portion of the investment securities portfolio based on the final maturities of each investment. Securities in the investment portfolio in the amount of $338,468,000 have call features and, thus, depending on future interest rates, may have a much shorter life than final maturity.

                                                                     June 30, 2003
                                ----------------------------------------------------------------------------------------------
                                                     After               After
                                                    One Year           Five Years            After            Total Investment
                                   One Year         Through             Through               Ten              Securities Held
                                   or Less         Five Years          Ten Years             Years               to Maturity
                                ----------------------------------------------------------------------------------------------
                                       Weighted           Weighted           Weighted              Weighted            Weighted
                                Book   Average    Book    Average    Book    Average     Book      Average    Book     Average
                                Value   Yield     Value    Yield     Value    Yield      Value      Yield     Value     Yield
                                ----------------------------------------------------------------------------------------------
                                                                  (Dollars in thousands)
U.S. government
   agency obligations ........  $ --      --%    $25,000    3.00%    $   --      --%    $280,662    5.53%    $305,662    5.32%

Corporate bonds ..............    --      --          --      --      1,030    9.25           --      --        1,030    9.25
Trust preferred
   securities ................    --      --          --      --         --      --       32,806    8.09       32,806    8.09
                                ----------------------------------------------------------------------------------------------
Total investment securities
   held to maturity ..........  $ --      --%    $25,000    3.00%    $1,030    9.25%    $313,468    5.80%    $339,498    5.60%
                                ==============================================================================================

The Company's investment securities portfolio at June 30, 2003 did not contain tax-exempt securities or securities of any single issuer with an aggregate book value in excess of 10% of the Company's retained earnings, excluding those issued by the U.S. government or its agencies.

Mortgage-Backed Securities. At June 30, 2003, mortgage-backed securities totaled $93.6 million, or 5.2% of the Company's total assets, of which approximately 12% consisted of adjustable rate securities. The Company has invested primarily in government agency securities, principally those of Ginnie Mae, Freddie Mac and Fannie Mae.

The following table indicates the composition of the mortgage-backed securities portfolio, excluding unamortized premiums, based on the final maturities of each security.

                                                           June 30, 2003
                                -------------------------------------------------------------------
                                            After       After
                                  One     One Year    Five Years    After            Total
                                Year or    Through     Through       Ten         Mortgage-backed
                                 Less    Five Years   Ten Years     Years          Securities
                                -------------------------------------------------------------------
                                                                                          Estimated
                                                                                            Fair
                                 Book       Book        Book        Book        Book        Market
                                 Value      Value       Value       Value       Value       Value
                                -------------------------------------------------------------------
                                                       (Dollars in thousands)
Ginnie Mae ...................   $ --       $   45      $  161     $   209     $   415     $   455
Freddie Mac ..................     10        2,204       6,222      29,532      37,968      39,635
Fannie Mae ...................     --        1,981       2,866      49,583      54,430      56,896
Collateralized Mortgage
   Obligations/REMICs/IOs ....     --           --          --         149         149         152
                                -------------------------------------------------------------------
  Total mortgage-backed
   securities ................   $ 10       $4,230      $9,249     $79,473     $92,962     $97,138
                                ===================================================================
Weighted average yield at
   year end ..................   6.11%        7.07%       6.87%       6.22%       6.32%
                                ======================================================

The Ginnie Mae, Freddie Mac and Fannie Mae certificates are modified pass-through mortgage-backed securities that represent undivided interests in underlying pools of fixed rate, or certain types of adjustable rate, single-family residential mortgages issued by these government-sponsored entities. Ginnie Mae's guarantee to the certificate holder of timely payments of principal and interest is backed by the full faith and credit of the U.S. government. Freddie Mac and Fannie Mae provide the certificate holder a guarantee of timely payments of interest and scheduled principal payments, whether or not they have been collected. In accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"), with certain loan sales, the Company may record an interest-only strip ("I/O"). These I/O's represent the contractual right to receive some or all of the interest due on the mortgage loans sold.

The following table sets forth the activity in the Company's mortgage-backed securities portfolio for the years indicated.

                                                       Year ended June 30,
                                                  ------------------------------
                                                    2003       2002       2001
                                                  ------------------------------
                                                          (In thousands)
Mortgage-backed securities, net:
  At beginning of year ........................   $169,689   $135,606   $ 87,561
  Plus:
     Securities purchased .....................     10,190     20,364     32,383
     Securitization of loans receivable .......         --     65,923     47,661
  Less:
     Principal repayments .....................     85,501     51,797     31,908
     Amortization of premiums .................        746        407         91
                                                  ------------------------------
  At end of year ..............................   $ 93,632   $169,689   $135,606
                                                  ==============================

Sources of Funds

General. The Company's sources of funds are deposits, borrowings, payment of principal and interest on loans and mortgage-backed securities, interest received on and maturities or calls of other investment securities and funds provided from operations.

Deposits. The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of savings, money market and demand deposit accounts, as well as certificate accounts currently ranging in terms up to 60 months. The Company solicits deposits primarily from its market areas and relies primarily on product mix, competitive pricing policies, advertising, customer service and customer relationships to attract and retain deposits. The Company also solicits short term deposits from municipalities in its market areas. As of June 30, 2003, certificates of deposit from municipalities totaled $3.4 million.

The variety of deposit accounts offered by the Company has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Company endeavors to manage the pricing of its deposits in keeping with its asset/liability management, liquidity and profitability objectives. In this regard, the Company has from time-to-time paid slightly higher rates than its competitors to attract deposits. Based on its experience, the Company believes that its savings, money market and demand deposit accounts are relatively stable sources of deposits. However, the ability of the Company to attract and maintain certificates of deposit and the rates paid on these deposits has been and will continue to be significantly affected by market conditions, including general economic conditions, changes in interest rates and competition. There were no brokered deposits at June 30, 2003 and 2002. See Item 8 - Financial Statements - Note H - Deposits - of the Notes to Consolidated Financial Statements.

The following table sets forth the deposit flows of the Company during the periods indicated.

                                                Year ended June 30,
                                       ----------------------------------------
                                          2003           2002          2001
                                       ----------------------------------------
                                                (Dollars in thousands)

Opening balance ....................   $1,174,507     $1,085,335    $1,080,350
Net deposits (withdrawals) .........     (109,429)        51,591       (40,991)
Interest credited ..................       29,588         37,581        45,976
                                       ----------------------------------------
Ending balance .....................   $1,094,666     $1,174,507    $1,085,335
                                       ========================================

Net increase (decrease) ............   $  (79,841)    $   89,172    $    4,985
                                       ========================================
Percent increase (decrease) ........        (6.80)%         8.22%         0.46%
                                       ========================================

The following table indicates the amount of the Company's certificates of deposit by time remaining until maturity as of June 30, 2003.

                                                                      Maturity
                                                  ---------------------------------------------------
                                                               Over      Over       Over
                                                  3 Months    3 to 6   6 to 12       12
                                                  or Less     Months    Months     Months      Total
                                                  ---------------------------------------------------
                                                                    (In thousands)
Certificates of deposit less than $100,000 .....  $ 96,314   $77,300   $140,730   $160,432   $474,776
Certificates of deposit of $100,000 or more ....    21,602    14,742     23,063     31,149     90,556
                                                  ---------------------------------------------------
Total certificates of deposit ..................  $117,916   $92,042   $163,793   $191,581   $565,332
                                                  ===================================================

Borrowings. Although deposits are the Company's primary source of funds, the Company's policy has been to utilize borrowings when they are a less costly source of funds, when the Company desires additional capacity to fund loan demand, or to extend the life of its liabilities as a means of managing exposure to interest rate risk.

The Company's borrowings historically have consisted of advances from the FHLB of New York, and to a lesser extent, reverse repurchase agreements. FHLB of New York advances can be obtained pursuant to several different credit programs, each of which has its own interest rate and range of maturities.

Junior Subordinated Debentures. In 2003, PennFed formed a third wholly-owned trust subsidiary, PennFed Capital Trust III (the "Trust III"). On June 2, 2003, Trust III sold $30.0 million of variable rate cumulative trust preferred securities in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act"). Therefore, these securities have not been registered under the Act. Trust III used the proceeds from the sale of its trust preferred securities to purchase variable rate junior subordinated deferrable interest debentures issued by PennFed. The sole assets of Trust III are $30.9 million of junior subordinated deferrable interest debentures which mature in 2033 and are redeemable at any time after five years. The obligations of PennFed related to Trust III constitute a full and unconditional guarantee by PennFed of Trust III obligations under its trust preferred securities. The Company used the proceeds from the junior subordinated deferrable interest debentures together with available cash to redeem the $34.5 million of 8.90% cumulative trust preferred securities issued by PennFed Capital Trust I in October 1997.

The following table sets forth the maximum month-end balance, average balance, year-end balance and weighted average cost of FHLB of New York advances and other borrowings for the periods indicated.

                                                                      Year ended June 30,
                                                               ---------------------------------
                                                                 2003        2002        2001
                                                               ---------------------------------
                                                                        (In thousands)
Maximum month-end balance for the year ended:
  FHLB of New York advances ................................   $504,465    $504,465    $454,465
                                                               =================================
  Other borrowings:
    Overnight repricing lines of credit ....................   $     --    $ 55,300    $ 84,400
     FHLB of New York one-month overnight repricing
       line of credit ......................................         --          --          --
     Reverse repurchase agreements callable or maturing
       within one year .....................................     19,350      48,540      48,840
     Reverse repurchase agreements callable or maturing
       after one year ......................................         --      19,350      19,350
     Unsecured revolving line of credit ....................      7,294       3,964       4,705
                                                               ---------------------------------
        Total other borrowings .............................   $ 26,644    $127,154    $157,295
                                                               =================================
   Junior subordinated debentures, net .....................   $ 30,005    $     --    $     --
                                                               =================================
Average balance for the year ended:
  FHLB of New York advances ................................   $504,465    $477,935    $397,614
                                                               =================================
  Other borrowings:
     Overnight repricing lines of credit ...................   $      1    $ 18,764    $ 27,438
     FHLB of New York one-month overnight repricing
       line of credit ......................................         --          --          --
     Reverse repurchase agreements callable or maturing
       within one year .....................................     19,350      20,508      30,638
     Reverse repurchase agreements callable or maturing
       after one year ......................................         --      19,350       2,050
     Unsecured revolving line of credit ....................      3,765       1,426       2,038
                                                               ---------------------------------
       Total other borrowings ..............................   $ 23,116    $ 60,048    $ 62,164
                                                               =================================
   Junior subordinated debentures, net .....................   $  2,376    $     --    $     --
                                                               =================================
Balance at June 30:
  FHLB of New York advances ................................   $504,465    $504,465    $454,465
                                                               =================================
  Other borrowings:
     Overnight repricing lines of credit ...................   $     --    $     --    $ 59,450
     FHLB of New York one-month overnight repricing
       line of credit ......................................         --          --          --
     Reverse repurchase agreements callable or maturing
       within one year .....................................     19,350          --      48,840
     Reverse repurchase agreements callable or maturing
       after one year ......................................         --      19,350      19,350
     Unsecured revolving line of credit ....................      7,294       3,964          --
                                                               ---------------------------------
       Total other borrowings ..............................   $ 26,644    $ 23,314    $127,640
                                                               =================================
   Junior subordinated debentures, net .....................   $ 30,005    $     --    $     --
                                                               =================================

Weighted average cost of funds for the year ended:
  FHLB of New York advances ................................       5.73%       5.85%       6.18%
  Other borrowings:
    Overnight repricing lines of credit ....................       2.17%       3.35%       6.02%
    FHLB of New York one-month overnight repricing
     line of credit ........................................         --          --          --
    Reverse repurchase agreements callable or maturing
     within one year .......................................       4.99%       5.36%       5.92%
    Reverse repurchase agreements callable or maturing
     after one year ........................................         --        4.99%       5.07%
    Unsecured revolving line of credit .....................       3.09%       3.40%       7.81%
  Junior subordinated debentures, net ......................       4.71%         --          --

Weighted average cost of funds at June 30:
  FHLB of New York advances ................................       5.66%       5.66%       6.00%
  Other borrowings:
    Overnight repricing lines of credit ....................         --          --        4.23%
    FHLB of New York one-month overnight repricing
     line of credit ........................................         --          --          --
    Reverse repurchase agreements callable or maturing
     within one year .......................................       4.92%         --        4.69%
    Reverse repurchase agreements callable or maturing

     after one year ........................................         --        4.92%       4.92%
    Unsecured revolving line of credit .....................       2.82%       3.34%         --

  Junior subordinated debentures, net ......................       4.71%         --          --

Trust Preferred Securities. In October 1997, PennFed formed a wholly-owned trust subsidiary, PennFed Capital Trust I (the "Trust I"). On October 21, 1997, Trust I sold $34.5 million of 8.90% cumulative trust preferred securities to the public which are reflected on the Consolidated Statements of Financial Condition as Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated Deferrable Interest Debentures. Trust I used the proceeds from the sale of its trust preferred securities to purchase 8.90% junior subordinated deferrable interest debentures issued by PennFed. On June 3, 2003, the Company redeemed the $34.5 million of 8.90% junior subordinated deferrable interest debentures, which resulted in the trustee redeeming the related trust preferred securities issued by Trust I.

In March 2001, PennFed formed a second wholly-owned trust subsidiary, PennFed Capital Trust II (the "Trust II"). On March 28, 2001, Trust II sold $12.0 million of 10.18% cumulative trust preferred securities in a private transaction exempt from registration under the Act. Therefore, these securities have not been registered under the Act. These securities are reflected on the Consolidated Statements of Financial Condition as Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated Deferrable Interest Debentures. Trust II used the proceeds from the sale of its trust preferred securities to purchase 10.18% junior subordinated deferrable interest debentures issued by PennFed. The sole assets of Trust II are $12.4 million of junior subordinated deferrable interest debentures which mature in 2031 and are redeemable at any time after ten years. The obligations of PennFed related to Trust II constitute a full and unconditional guarantee by PennFed of Trust II obligations under its trust preferred securities. PennFed used the proceeds from the junior subordinated deferrable interest debentures for general corporate purposes, including a $4.2 million capital contribution to the Bank to support growth.

Subsidiary Activities

As a federally chartered savings association, Penn Federal is permitted by OTS regulations to invest up to 2% of its assets, or $36.2 million at June 30, 2003, in the stock of, or loans to, service corporation subsidiaries. Penn Federal currently has two service corporations, which are known as Penn Savings Insurance Agency, Inc. ("PSIA") and PennFed Title Service Corporation ("PTSC"). At June 30, 2003, the net book value of Penn Federal's investments in PSIA and PTSC were $228,000 and $10,000, respectively.

PSIA offers insurance and uninsured non-deposit investment products to the Company's customers and members of the general public through a program known as Investment Services at Penn Federal, a service of IFMG Securities, Inc. ("IFMGSI"). Securities are offered through IFMGSI, a registered broker dealer, member NASD and SIPC. Annuities and insurance are offered through IFS Agencies, Inc. ("IFSA"), a licensed insurance agency. Neither IFMGSI nor IFSA is affiliated with the Bank. The Bank's relationship with IFMGSI and IFSA gives customers convenient access to financial consulting and uninsured non-deposit investment products, such as fixed and variable annuities and mutual funds. In addition, securities brokerage services are available through IFMGSI. Life, health and disability insurance are also available through IFSA. To a much lesser extent, PSIA also offers homeowners insurance to Bank customers.

PTSC was formed to participate in the ownership of a title insurance agency known as Eagle Rock Title Agency, LLC. PTSC is a joint venture partner, owning 49% with a third party title agency owning the remainder. PTSC has no active role in the management of the company.

In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal association may engage in directly. As of June 30, 2003, the Bank's investment in its operating subsidiaries, Ferry Development Holding Company ("FDHC") and Eagle Rock Investment Corp. ("ERIC"), was $317.3 million and $149.5 million, respectively. FDHC and ERIC hold and manage investment portfolios for the Bank.

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

The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained earnings, and certain noncumulative perpetual preferred stock. In addition, all intangible assets, other than certain amounts of mortgage servicing rights, and accumulated unrealized gains and losses on certain available for sale securities must be deducted from assets and capital for calculating compliance with the requirements. At June 30, 2003, Penn Federal had $3.2 million of intangible assets other than qualifying mortgage servicing rights.

At June 30, 2003, Penn Federal had tangible capital of $157.9 million, or 8.73% of adjusted total assets, which was approximately $130.7 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

The capital standards also require core capital equal to at least 3% of adjusted total assets and 4% of risk-weighted assets (as described below). As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a ratio of core capital to adjusted total assets of at least 4% to be considered adequately capitalized unless its supervisory condition is such as to allow it to maintain a 3% ratio. Core capital generally consists of tangible capital plus certain intangible assets up to 25% of adjusted total assets. At June 30, 2003, Penn Federal did not have any intangibles which were subject to these tests.

At June 30, 2003, Penn Federal had core capital of $157.9 million, or 8.73% of adjusted total assets, which was approximately $85.5 million above the 4% ratio required to be considered adequately capitalized.

The OTS risk-based capital requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of selected items, such as certain permanent and maturing capital instruments that do not qualify as core capital, allowances for loan and lease losses up to a maximum of 1.25% of risk-weighted assets and up to 45% of pretax unrealized gains, net of unrealized losses, on available for sale equity securities. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. At June 30, 2003, the Bank had no capital instruments that qualify as supplementary capital. The Bank had $6.3 million of allowances for loan and lease losses at June 30, 2003, all of which was included as supplementary capital since it was less than 1.25% of risk-weighted assets.

In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, are multiplied by a risk weight, ranging from 0% to 100% as assigned by OTS capital regulations based on the risk inherent in the type of assets.

On June 30, 2003, Penn Federal had total risk-based capital of $164.2 million (consisting of $157.9 million in core capital and $6.3 million in allowable supplementary capital) and risk-weighted assets of $954.6 million (including $43.8 million in converted off-balance sheet items primarily represented by unused lines of credit) resulting in a risk-based capital ratio of 17.21% of risk-weighted assets. This amount was $87.9 million above the 8% requirement in effect on that date.

Penn Federal met all the requirements to be considered a "well capitalized" institution as of June 30, 2003. The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements.

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

Generally, associations may make capital distributions without OTS approval during any calendar year equal to 100% of calendar year-to-date net income plus retained net income for the two previous calendar years. The Bank is required to give the OTS 30 days notice prior to declaring any dividend to PennFed on its stock. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. See "Regulatory Capital Requirements."

Qualified Thrift Lender Test

All savings associations, including Penn Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every twelve months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (the "Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 2003, the Bank met the QTL test and has always met the test since its effective date.

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

Due to the heightened attention being given to the CRA in recent years, the Bank has devoted additional funds for investment and lending in its local communities. CRA compliance ratings given by the OTS include "outstanding," "satisfactory," "needs improvement" and "substantial noncompliance." The Bank was last examined for CRA compliance in February 2001 and received a rating of "satisfactory."

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

As a member, Penn Federal is required to purchase and maintain stock in the FHLB of New York. At June 30, 2003, the Bank had $25.2 million in FHLB of New York stock, which was in compliance with this requirement. Over the past five fiscal years, the yields earned on its FHLB of New York stock have averaged 5.94% per annum.

For the year ended June 30, 2003, the Company recorded $1.3 million in dividends from the FHLB of New York resulting in a 5.03% yield.

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

New Jersey Taxation. Prior to fiscal 2003 the Bank was taxed under the New Jersey Savings Institution Tax Act. The tax was an annual privilege tax imposed at a rate of 3% on the net income of the Bank as reported for federal income tax purposes, with certain modifications. On July 2, 2002, the State of New Jersey enacted a new tax law revising the state's corporate income tax law. For the Company, the new law was effective beginning July 1, 2002. Effective with the new tax structure, the New Jersey Savings Institution Tax was eliminated. Beginning in fiscal 2003, earnings for savings institutions are taxed at the 9% corporate tax rate. The new tax law changes increase the overall effective tax rate of the Company. The Company's effective tax rate for the year ended June 30, 2003 was 37.1% compared to 35.5% for the prior year. In addition, for taxable years beginning after December 31, 2001, New Jersey imposes an alternative minimum tax. The Bank will be required to pay the greater of the regular corporate tax or the alternative minimum tax. The amount of alternative minimum tax can be used as a credit to offset the income tax liability calculated under the regular corporate business tax. The alternative minimum tax is based on either 0.4% of gross receipts or 0.8% of gross profits. PennFed and ERIC are taxed under the New Jersey Corporation Business Tax Act (the "Tax Act"), and if they meet certain tests, will be taxed as investment companies at an effective annual rate for the taxable year ending June 30, 2003 of 3.6% of New Jersey taxable income (as defined in the Tax Act). If they fail to meet these tests, they will be taxed at an annual rate of 9% of New Jersey taxable income. It is anticipated that PennFed and ERIC will be taxed as investment companies. Penn Savings Insurance Agency is taxed under the Tax Act at a rate of 9% on its New Jersey taxable income.

Delaware Taxation. PennFed, as a Delaware holding company, and FDHC, a Delaware investment company, are exempt from Delaware corporate income tax, but are required to file an annual report with and pay annual fees to the State of Delaware. PennFed and FDHC are also subject to an annual franchise tax imposed by the State of Delaware. As Delaware business trusts, treated as grantor trusts for income tax purposes, PennFed

Capital Trust II and PennFed Capital Trust III are not required to pay income or franchise taxes to the State of Delaware.

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

The following table sets forth certain information regarding the executive officers of the Bank who are not also directors.

Name                         Age    Positions Held with the Bank
--------------------------------------------------------------------------------
Jeffrey J. Carfora ......    45     Senior Executive Vice President and Chief
                                    Operating Officer

Claire M. Chadwick ......    43     Executive Vice President and Chief Financial
                                    Officer

Barbara A. Flannery .....    47     Executive Vice President and Retail Banking
                                    Group Executive

Maria F. Magurno ........    51     Executive Vice President and Residential
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

Claire M. Chadwick - Ms. Chadwick is responsible for the financial affairs of the Bank, which include financial and tax accounting and reporting, budgeting and investor relations. Ms. Chadwick joined Penn Federal in 1994 and served as the Bank's Senior Vice President and Controller since 1999. In 2002 she was named Executive Vice President and Chief Financial Officer.

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

Employees

At June 30, 2003, the Company and its subsidiaries had a total of 281 employees, including 43 part-time employees. The Company's employees are not represented by any collective bargaining group.

Item 2. Properties

The Company conducts its business at its headquarters, operations center and the Bank's branch offices located in its primary market areas. The total net book value of the Company's premises and equipment (including land, building and leasehold improvements and furniture and equipment) at June 30, 2003 was $21.1 million.

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

In 1987, the New Jersey Department of Environmental Protection ("NJDEP") conducted an environment contamination investigation of the Orange Road branch site of First Federal Savings and Loan Association of Montclair ("First Federal"). Prior to the acquisition by First Federal, the location was used as a gasoline service station. On August 16, 1989, the NJDEP issued a "no further action" letter to First Federal with regard to this site. The Bank acquired First Federal effective September 11, 1989. Notwithstanding the earlier "no further action" letter, on June 25, 1997, the NJDEP issued a letter demanding that Penn Federal Savings Bank develop a remedial action work plan for the Orange Road branch site as a result of an investigation conducted on behalf of an adjacent property owner. The Bank disputed the NJDEP position that Penn Federal Savings Bank was a responsible party. On July 1, 1998, the NJDEP issued a letter determining that Penn Federal Savings Bank, Mobil Oil Corporation (now ExxonMobil) and the former gasoline service station owner were all responsible parties for the clean up at the subject site. Responsible parties may ultimately have full or partial obligation for the cost of remediation. In order to comply with the NJDEP directive, the Bank has entered into a cost sharing arrangement with ExxonMobil whereby ExxonMobil has agreed to develop and implement the remedial action work plan required by the NJDEP.

Based upon an environmental engineering report, a remedial investigation would cost approximately $30,000. The environmental engineering company has also indicated that, based upon their experience with similar type projects, the majority of cases are addressed by natural remediation. Natural remediation costs, if needed, range from $60,000 to $150,000. At June 30, 2003 and 2002, a contingent environmental liability of $45,000 was included in accounts payable and other liabilities on the Company's Consolidated Statements of Financial Condition. The $45,000 represents one-half of the remedial investigation (one-half of $30,000, or $15,000) plus one-half of the lower end of the range for natural remediation (one-half of $60,000, or $30,000). Based upon the most current information available, management believes the $45,000 represents the most likely liability at this time.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2003.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

The Company's common stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "PFSB." At September 5, 2003, there were approximately 500 stockholders of record for the Company's common stock (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms).

Market Information

The following table sets forth the high and low closing sales prices per common share for the periods indicated.

                                   Fiscal  2003 Closing Price    Fiscal  2002 Closing Price
                                   --------------------------    --------------------------
                                      High            Low           High            Low
                                   --------------------------    --------------------------
Quarter Ended:
September 30, 2002 and 2001 ......   $27.87         $23.05         $22.48         $19.25
December 31, 2002 and 2001 .......    27.64          25.00          24.82          18.80
March 31, 2003 and 2002 ..........    27.91          25.88          27.25          23.16
June 30, 2003 and 2002 ...........    28.40          26.03          28.25          23.70

The closing price of a common share was $27.75 at June 30, 2003 compared to $27.90 at June 30, 2002.

The Company initiated quarterly cash dividend payments in the second quarter of fiscal 1997 and has continuously paid quarterly cash dividends. The quarterly cash dividend had been $0.05 per share since the fourth quarter of fiscal 2001. In the second quarter of fiscal 2002, the Company increased the quarterly cash dividend to $0.06 per share. In the first quarter of fiscal 2003, the quarterly cash dividend was increased to $0.10 per share.

The Company's ability to pay cash dividends is substantially dependent on the dividend payments it receives from the Bank. For a description of the regulatory restrictions on the ability of the Bank to pay dividends to the Company, see
Item 1. Business -- "Regulation - Limitations on Dividends and Other Capital Distributions" and Note O -- Stockholders' Equity and Regulatory Capital in the Notes to Consolidated Financial Statements.

Item 6. Selected Financial Data

The following selected consolidated financial data of the Company and its subsidiaries is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements, including notes thereto, included elsewhere in this document.

                                                                       At June 30,
                                             --------------------------------------------------------------
                                                2003         2002         2001         2000         1999
                                             --------------------------------------------------------------
                                                             (In thousands, except per share amounts)
Selected Financial Condition Data:
Total assets ..............................  $1,812,452   $1,892,427   $1,849,377   $1,729,219   $1,558,763
Loans receivable, net .....................   1,228,918    1,441,260    1,295,492    1,259,248    1,066,611
Investment securities .....................     344,239      183,785      333,969      303,026      293,282
Mortgage-backed securities ................      93,632      169,689      135,606       87,561      127,983
Deposits ..................................   1,094,666    1,174,507    1,085,335    1,080,350    1,063,600
Total borrowings ..........................     561,114      527,779      582,105      476,640      333,203
Trust preferred securities, net ...........      11,621       44,537       44,461       32,805       32,743
Stockholders' equity ......................     116,835      118,761      112,530      113,981      107,500

Book value per common share(1) ............       17.41        16.73        15.50        14.37        13.03
Tangible book value per common share(1) ...       16.94        16.02        14.54        13.24        11.68

----------
(1) In accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans," the calculation of book value per share only includes ESOP shares to the extent that they are released or committed to be released during the fiscal year.

                                                                  Year ended June 30,
                                               -------------------------------------------------------
                                                 2003          2002       2001       2000       1999
                                               -------------------------------------------------------
                                                       (In thousands, except per share amounts)
Selected Operating Data:
Total interest and dividend income .........   $106,371      $121,339   $120,358   $111,763   $105,557
Total interest expense .....................     62,956        72,862     79,584     71,201     68,786
                                               -------------------------------------------------------
Net interest and dividend income ...........     43,415        48,477     40,774     40,562     36,771
Provision for loan losses ..................        525         1,625        625        860        780
                                               -------------------------------------------------------
Net interest income after provision for
  loan losses ..............................     42,890        46,852     40,149     39,702     35,991
                                               -------------------------------------------------------
Service charges ............................      5,232         2,961      2,495      2,172      2,113
Net gain from real estate operations .......          3            87         65        114         31
Net gain on sales of loans .................      1,863           194        666         36        860
Other non-interest income ..................        973           975        588        625        542
                                               -------------------------------------------------------
Total non-interest income ..................      8,071         4,217      3,814      2,947      3,546
                                               -------------------------------------------------------
Total non-interest expenses ................     29,120(a)     28,450     24,642     22,728     21,776
                                               -------------------------------------------------------
Income before income taxes .................     21,841        22,619     19,321     19,921     17,761
Income tax expense .........................      8,107         8,036      6,808      7,051      6,304
                                               -------------------------------------------------------
Net income .................................   $ 13,734      $ 14,583   $ 12,513   $ 12,870   $ 11,457
                                               =======================================================

Net income per common share:
Basic ......................................   $   1.97      $   2.02   $   1.64   $   1.58   $   1.36
                                               =======================================================
Diluted ....................................   $   1.83      $   1.88   $   1.55   $   1.50   $   1.29
                                               =======================================================

----------
(a) Includes $1,514 for recognition of a non-recurring expense associated with the unamortized issuance costs related to the PennFed Capital Trust I securities that were redeemed.

                                                                             At and for the year ended June 30,
                                                                    ---------------------------------------------------
Selected Financial Ratios and Other Data:                            2003       2002       2001       2000        1999
                                                                    ---------------------------------------------------
Performance Ratios:
Return on average assets (ratio of net income to
  average total assets) ........................................      0.75%      0.79%      0.72%      0.79%      0.74%
Return on average stockholders' equity (ratio of
  net income to average stockholders' equity) ..................     11.53      12.59      10.95      11.61      11.03
Net interest rate spread during the year .......................      2.19       2.37       2.06       2.22       2.11
Net interest margin (net interest and dividend
  income to average interest-earning assets) ...................      2.44       2.68       2.43       2.57       2.45
Ratio of average interest-earning assets to average
  deposits and borrowings ......................................    107.00     107.88     107.67     107.64     107.27
Ratio of earnings to fixed charges(1):
  Excluding interest on deposits ...............................      1.73x      1.74x      1.68x      1.81x      1.88x
  Including interest on deposits ...............................      1.35x      1.31x      1.24x      1.28x      1.26x
Ratio of non-interest expenses to average total assets .........      1.58%      1.53%      1.42%      1.39%      1.40%
Efficiency ratio (non-interest expenses, excluding
  amortization of intangibles, to net interest and
  dividend income and non-interest income excluding
  gains on sales and real estate operations) ...................     54.93      50.58      51.59      47.53      49.24
Dividend payout ratio ..........................................     20.30      11.39      10.37      10.13      11.40

Asset Quality Ratios:
Non-accruing loans to total loans at end of year ...............      0.14       0.23       0.13       0.21       0.34
Allowance for loan losses to non-accruing loans
  at end of year ...............................................    373.60     177.74     259.50     146.70      87.44
Allowance for loan losses to total loans at end of year ........      0.51       0.40       0.33       0.32       0.30
Non-performing assets to total assets at end of year ...........      0.09       0.17       0.12       0.18       0.30
Ratio of net charge-offs during the year to average
  loans outstanding during the year ............................      0.00       0.00       0.03       0.01       0.03

Capital Ratios:
Stockholders' equity to total assets at end of year ............      6.45       6.28       6.08       6.59       6.90
Average stockholders' equity to average total assets ...........      6.47       6.25       6.58       6.78       6.67

Tangible capital to tangible assets at end of year(2) ..........      8.73       8.37       7.87       7.76       7.88
Core capital to adjusted tangible assets at end of year(2) .....      8.73       8.37       7.87       7.76       7.88
Risk-based capital to risk-weighted assets at end of year(2) ...     17.21      15.93      15.69      15.50      16.29

Other Data:
Number of branch offices at end of year ........................        21         21         21         20         20
Number of deposit accounts at end of year ......................    74,800     84,200     88,500     88,300     88,200
Cash dividends declared per common share .......................    $0.400     $0.230     $0.170     $0.160     $0.155

----------
(1) The ratio of earnings to fixed charges excluding interest on deposits is calculated by dividing income before taxes and extraordinary items before interest on borrowings by interest on borrowings on a pretax basis. The ratio of earnings to fixed charges including interest on deposits is calculated by dividing income before income taxes and extraordinary items before interest on deposits and borrowings by interest on deposits plus interest on borrowings on a pretax basis.

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

Emphasizing Lending Secured by One- to Four-Family Residential First Mortgages. The Company will continue to emphasize production of traditional one- to four-family first mortgage loans secured by properties located primarily in New Jersey. The Company produced $529.5 million, $529.3 million and $305.9 million in one- to four-family mortgage loans in fiscal 2003, 2002 and 2001, respectively. The Company's interest income has been derived primarily from one- to four-family mortgage loans, which totaled $946.6 million or 77.0% of the Company's gross loan portfolio at June 30, 2003.

The Company generally sells its conforming, fixed rate one- to four-family residential loan production. During the year ended June 30, 2003, approximately $154.8 million of conforming, fixed rate one- to four-family residential mortgage loans were sold into the secondary market as part of the Company's efforts to manage interest rate risk. From time to time sales had been periodically suspended in certain circumstances. For example, loans were held in portfolio as part of a leverage strategy associated with the Trust Preferred securities offering in March 2001. In addition, in fiscal 2001 the Company sold approximately $65 million of longer duration, one- to four-family residential mortgage loans in an effort to improve liquidity, interest rate risk and net interest margin. Total loans sold during fiscal 2003 and fiscal 2002 were $165.2 million and $16.7 million, respectively. The level of loan sale activity continues to be actively evaluated with primary consideration given to interest rate risk, long-term profitability and liquidity objectives.

Increasing the Commercial and Multi-Family and Consumer Loan Portfolios. In addition to one- to four-family residential first mortgage lending, the Company will continue its emphasis on increasing the commercial and multi-family and consumer loan porfolios as a percentage of total loans. These loans generally reprice more frequently, have shorter maturities, and/or have higher yields than one- to four-family first mortgage loans. The Company originated $138.8 million, $150.5 million and $110.6 million of commercial and multi-family and consumer loans in fiscal 2003, 2002 and 2001, respectively. As of June 30, 2003, 2002 and 2001, commercial and multi-family and consumer loans represented 23.0%, 18.5% and 17.4%, respectively, of the total gross loan portfolio.

Maintaining Asset Quality. The Company's loan portfolio consists primarily of one- to four-family mortgages, which are considered to have less risk than commercial and multi-family real estate or consumer loans.

The Company's non-performing assets consist of non-accruing loans and real estate owned. The Company focuses on strong underwriting and aggressive collection efforts and marketing of real estate owned properties. Non-performing assets as a percentage of total assets were 0.09% at June 30, 2003.

Increasing Core Deposit Balances. The Company's primary source of funds is deposits. The Company will continue to emphasize growth in core deposits consisting of checking, money market and savings accounts. The Company utilizes various techniques to generate these types of deposits including special promotional rates and offerings. Core deposits increased $47.3 million, or 9.8%, in fiscal 2003.

Managing the Company's Exposure to Interest Rate Risk. The Company has an asset/liability committee that meets no less than monthly to develop, implement and review strategies and policies to manage interest rate risk. As part of its interest rate risk strategy, the Company has emphasized core deposits and utilized intermediate/longer-term borrowings and has, at select times, emphasized longer term certificates of deposit. Furthermore, the Company has endeavored to manage its interest rate risk through the pricing and diversification of its loan products, including the focus on the production of loans with adjustable rate features and/or with shorter terms to maturity. The Company has also engaged in one- to four-family mortgage loan sales whereby longer duration conventional loans have been sold. See "Interest Rate Sensitivity" and "Asset/Liability Strategy."

Improving Non-Interest Income. The Company has sought and will continue to seek additional ways of improving non-interest income. Total service charges and other non-interest income, excluding the net gain on sales of loans and real estate operations, reflected a $2.3 million, or 57.6%, increase for fiscal 2003 compared to fiscal 2002, primarily due to fees associated with various loan prepayments and/or modifications and increased service charges related to checking accounts.

Controlling Non-Interest Expenses. Non-interest expenses are carefully monitored, which includes ongoing reviews of staffing levels, facilities and operations. The Company's ratio of non-interest expenses to average total assets was 1.58% for the year ended June 30, 2003 compared to 1.53% for the prior fiscal year.

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

In an attempt to manage its exposure to changes in interest rates, management closely monitors the Company's exposure to interest rate risk. Management maintains an asset/liability committee consisting of the Chief Executive Officer, the Chief Operating Officer, the Chief Financial Officer, the Residential Lending Group Executive, the Retail Banking Group Executive, the Treasurer and the Customer Support/Operations Group Executive, which meets regularly and reviews the Company's interest rate risk position and makes recommendations for adjusting this position. In addition, the Board of Directors reviews on a monthly basis the Company's asset/liability position, including simulations of the effect on the Company's capital and earnings of various interest rate scenarios and operational strategies.

The following table provides information about the Company's interest sensitive financial instruments. Except for the effects of prepayments and scheduled principal amortization on mortgage related assets, the table presents principal cash flows and related weighted average interest rates by the earlier of term to repricing or contractual term to maturity. Investment securities and other includes certain money market holdings included within Cash and Cash Equivalents on the Consolidated Statements of Financial Condition. Callable government agency securities are assumed to be called within one year if their stated interest rates are at or above current market rates. If the stated interest rate is below current market rates, these callable securities are assumed to be called at an estimated average life of approximately 5 years.

Residential fixed and adjustable rate loans are assumed to prepay at an annualized rate between 12% and 46%. Commercial and multi-family real estate loans are assumed to prepay at an annualized rate between 10% and 45% while consumer loans are assumed to prepay at a 38% rate. Fixed and adjustable rate mortgage-backed securities have annual payment assumptions ranging from 16% to 35%. Demand loans and loans which have no repayment schedule or stated final maturity, are assumed to be due within six months. Loan and mortgage-backed securities balances are net of non-performing loans and are not adjusted for unearned discounts, premiums, and deferred loan fees.

The Company assumes that variable rate savings account balances decay gradually over time. Based on historical information, 12% of these balances roll-off within one year; 10% roll-off in the second year; 8% roll-off in the third year; and 5% roll-off each year thereafter. During fiscal 2001 and 2002, the Bank promoted "5% Savings for Life" accounts, which totaled $94.4 million at June 30, 2003. These deposits are assumed to have an average life of approximately 10 years. In addition, a "5% Through June 2004 Savings" account was also promoted during fiscal 2002. At June 30, 2003, the balance in these accounts totaled $74.8 million. These deposits are assumed to have no decay through June 2004 and then roll-off 60% over the following four years. The remainder is assumed to have an average life of 10 years. At June 30, 2003, $246.6 million, or 69%, of savings accounts are assumed to roll-off after five years. Transaction accounts, excluding money market accounts, are assumed to roll-off after five years. Money market accounts are assumed to be variable accounts and are reported as repricing within six months. No roll-off rate is applied to certificates of deposit. Fixed maturity deposits reprice at maturity.

                                                                              Maturing or Repricing
                                                     ------------------------------------------------------------------------
                                                                               Year ending June 30,
                                                     ------------------------------------------------------------------------
                                                       2004         2005         2006        2007        2008     Thereafter
                                                     ------------------------------------------------------------------------
                                                                              (Dollars in thousands)
Fixed rate mortgage loans including
  one- to four-family and commercial
  and multi-family ...............................   $248,326    $ 132,603     $ 94,701    $ 82,356    $ 72,197    $ 206,186
  Average interest rate ..........................       6.25%        6.10%        6.06%       6.06%       6.07%        6.11%

Adjustable rate mortgage loans including
  one- to four-family and commercial
  and multi-family ...............................   $121,422    $  54,131     $ 38,762    $ 25,937    $ 16,000    $  18,393
  Average interest rate ..........................       5.92%        6.33%        6.75%       7.64%       7.10%        7.04%

Consumer loans including
  demand loans ...................................   $ 78,704    $  17,448     $ 11,295    $  7,750    $  1,230    $      --
  Average interest rate ..........................       5.86%        6.51%        6.51%       6.51%       6.51%          --

Investment securities and other ..................   $188,753    $      --     $ 10,000    $ 37,255    $     --    $ 197,042
  Average interest rate ..........................       3.90%          --         5.25%       5.76%         --         5.58%

Mortgage-backed securities excluding
  unamortized premium ............................   $ 30,981    $  19,443     $ 12,292    $  9,289    $  7,126    $  13,831
  Average interest rate ..........................       6.14%        6.35%        6.31%       6.30%       6.41%        6.55%

   Total interest-earning assets .................   $668,186    $ 223,625     $167,050    $162,587    $ 96,553    $ 435,452
                                                     ========================================================================

Savings deposits .................................   $ 22,310    $  35,054     $ 26,734    $ 14,250    $ 10,173    $ 246,597
  Average interest rate ..........................       0.45%        2.88%        2.99%       2.84%       2.12%        2.74%

Money market and demand deposits
  (transaction accounts) .........................   $ 22,804    $      --     $     --    $     --    $     --    $ 150,094
  Average interest rate ..........................       0.70%          --           --          --          --         0.09%

Certificates of deposit ..........................   $373,753    $ 131,603     $ 34,734    $ 20,051    $  5,191    $      --
  Average interest rate ..........................       2.57%        4.42%        4.21%       4.35%       3.03%          --

FHLB of New York advances ........................   $ 29,000    $  60,000     $ 30,000    $ 20,465    $ 55,000    $ 310,000
  Average interest rate ..........................       5.08%        5.31%        4.21%       6.03%       5.49%        5.93%

Other borrowings .................................   $ 26,644    $      --     $     --    $     --    $     --    $      --
  Average interest rate ..........................       4.53%          --           --          --          --           --

Junior subordinated debentures ...................   $     --    $      --     $     --    $     --    $     --    $  30,928
  Average interest rate ..........................         --           --           --          --          --         4.52%

  Total deposits and borrowings ..................   $474,511    $ 226,657     $ 91,468    $ 54,766    $ 70,364    $ 737,619
                                                     ========================================================================

Interest earning assets less deposits and
  borrowings (interest-rate sensitivity gap) .....   $193,675    $  (3,032)    $ 75,582    $107,821    $ 26,189    $(302,167)
                                                     ========================================================================

Cumulative interest-rate sensitivity gap .........   $193,675    $ 190,643     $266,225    $374,046    $400,235    $  98,068
                                                     ========================================================================

Cumulative interest-rate sensitivity
  gap as a percentage of total assets
  at June 30, 2003 ...............................      10.69%       10.52%       14.69%      20.64%      22.08%        5.41%
                                                     ========================================================================

Cumulative interest-rate sensitivity gap
  as a percentage of total interest-
  earning assets at June 30, 2003 ................      11.05%       10.87%       15.18%      21.33%      22.83%        5.59%
                                                     ========================================================================

Cumulative interest-earning assets as a
  percentage of cumulative deposits and
  borrowings at June 30, 2003 ....................     140.82%      127.19%      133.59%     144.14%     143.61%      105.92%
                                                     ========================================================================

                                                       Maturing or Repricing
                                                     ------------------------
                                                        Year ending June 30,
                                                     ------------------------
                                                        Total      Fair Value
                                                     ------------------------
                                                     (Dollars in thousands)

Fixed rate mortgage loans including
  one- to four-family and commercial
  and multi-family ...............................   $  836,369    $  855,134
  Average interest rate ..........................         6.14%

Adjustable rate mortgage loans including
  one- to four-family and commercial
  and multi-family ...............................   $  274,645    $  282,531
  Average interest rate ..........................         6.43%

Consumer loans including
  demand loans ...................................   $  116,427    $  117,140
  Average interest rate ..........................         6.07%

Investment securities and other ..................   $  433,050    $  439,020
  Average interest rate ..........................         4.86%

Mortgage-backed securities excluding
  unamortized premium ............................   $   92,962    $   97,138
  Average interest rate ..........................         6.30%

   Total interest-earning assets .................   $1,753,453    $1,790,963
                                                     ========================

Savings deposits .................................   $  355,118    $  355,118
  Average interest rate ..........................         2.62%

Money market and demand deposits
  (transaction accounts) .........................   $  172,898    $  172,898
  Average interest rate ..........................         0.17%

Certificates of deposit ..........................   $  565,332    $  578,197
  Average interest rate ..........................         3.17%

FHLB of New York advances ........................   $  504,465    $  575,288
  Average interest rate ..........................         5.66%

Other borrowings .................................   $   26,644    $   27,289
  Average interest rate ..........................         4.53%

Junior subordinated debentures ...................   $   30,928    $   30,928
  Average interest rate ..........................         4.52%

  Total deposits and borrowings ..................   $1,655,385    $1,739,718
                                                     ========================

Interest earning assets less deposits and
  borrowings (interest-rate sensitivity gap) .....   $   98,068
                                                     ==========


At June 30, 2003, the Company's total interest-earning assets maturing or repricing within one year exceeded its total deposits and borrowings maturing or repricing within one year by $193.7 million, representing a one year positive gap of 10.69% of total assets, compared to a one year positive gap of 5.11% of total assets at June 30, 2002. See "Asset/Liability Strategy." The Company's gap, though historically negative, remained in a positive position principally due to the continued decline in market interest rates. Lower rates have resulted in the early redemption of certain investment securities with callable features and has increased prepayment activity on residential mortgage loans, thereby shifting a larger portion of estimated asset cash flows to within one year. The proceeds from such activities were partially reinvested in investment securities but were also used to fund certificate of deposit outflows, which resulted in a decline in the Company's asset size. Growth in core deposits coupled with a decline in short-term certificates of deposit, including municipal certificates of deposit, reduced the short-term estimated cash flows of the Company's interest-bearing liabilities.

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

Net Portfolio Value. The Company's interest rate sensitivity is regularly monitored by management through additional interest rate risk ("IRR") measures, including an IRR "Exposure Measure" or "Post-Shock" NPV ratio and a "Sensitivity Measure." A low Post-Shock NPV ratio indicates greater exposure to IRR. Greater exposure can result from a high sensitivity to changes in interest rates. The Sensitivity Measure is the change in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. At least quarterly, and generally monthly, management models the change in net portfolio value ("NPV") over a variety of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. An NPV ratio, in any interest rate scenario, is defined as the NPV in that rate scenario divided by the market value of assets in the same scenario.

As of June 30, 2003, the Bank's internally generated initial NPV ratio was 2.86%. Following a 2% increase in interest rates, the Bank's Post-Shock NPV ratio was 4.56%. The change in the NPV ratio, or the Bank's Sensitivity Measure, was positive 1.70%. As of June 30, 2003, the Company's internally generated initial NPV ratio was 2.50%, the Post-Shock ratio was 4.26%, and the Sensitivity Measure was positive 1.76%. The duration of assets has declined principally due to increased prepayment estimates. Conversely, the duration of liabilities has extended principally due to the decline in short-term fundings, both wholesale and retail, the extension of FHLB of New York advances and the growth in core deposits. Variances between the Bank's and the Company's NPV ratios are attributable to balance sheet items which are adjusted during consolidation, such as investments, intercompany borrowings and capital.

Internally generated NPV measurements are based on simulations which utilize institution specific assumptions, including discount rates, and generally result in different levels of presumed interest rate risk (generally lower) than OTS measurements indicate.

The OTS measures the Bank's IRR on a quarterly basis using data from the quarterly Thrift Financial Reports filed by the Bank with the OTS, coupled with non-institution specific assumptions which are based on national averages. As of June 30, 2003, the Bank's initial NPV ratio, as measured by the OTS, was 8.88% the Bank's Post-Shock ratio was 6.28% and the Sensitivity Measure was negative 2.60%.

In addition to monitoring NPV and gap, management also monitors the duration of assets and liabilities and the effects on net interest income resulting from parallel and non-parallel increases or decreases in rates.

At June 30, 2003, based on its internally generated simulation models, the Company's consolidated net interest income projected for one year forward would increase 8.1% from the base case, or current market, as a result of an immediate and sustained 2% increase in interest rates.

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

6. The Company has also emphasized growth in core deposit accounts as these funds are relatively stable, have a longer duration and assist in strengthening customer relationships.

During fiscal 2003, each of the strategies noted above was employed to manage the Company's sensitivity to changes in interest rates. Market rates during fiscal 2003 continued the downward trend that began late in fiscal 2001. The rapid decline in short-term rates in the first half of the current fiscal year was followed by an even larger decline in longer-term rates in the second half, leading to a flattening in the yield curve. This shift in rates to historically low levels resulted in a significant increase in prepayments on residential one-to four family mortgage loans and mortgage-backed securities. In an effort to retain residential mortgage customers, fixed rate borrowers who desired to refinance their mortgages were offered an opportunity to participate in a rate modification program. Through this program the Bank retained the seasoned loan - only the rate on the seasoned loan decreased. In addition, as rates declined, early redemptions in the Company's U. S. government agency securities portfolio increased.

Each of these events resulted in a gradual decline in the Company's yield on earning assets, and, though funding costs also fell, they did not keep pace with the decline in asset yields. As a result, the net interest rate spread deteriorated. As yields on reinvestment opportunities dropped, and newly originated mortgage loans were modifying or prepaying in larger numbers, the Bank responded by allowing its asset size to decrease. The origination and subsequent sale of conforming, fixed-rate residential loans was emphasized. Efforts to establish new opportunities for jumbo loan sale activities were also explored. Simultaneously, consumer and commercial and multi-family real estate loan originations were successfully supported through special pricing and promotional endeavors. Funding strategies included a focus on building core deposit relationships through special promotions and pricing. Though premium pricing, especially for certificates of deposit, was avoided throughout fiscal 2003, personal and business core deposit relationships continued to grow. This funding growth, combined with increased asset cashflows, contributed to a significant improvement in the Company's sensitivity to rising rates; however, growth in premium savings balances contributed to the decline in internally-generated NPV measurements as their simulated value deteriorated as market rates declined.

As a result of the above activity, one- to four-family first mortgage loan balances declined $225.6 million between June 30, 2002 and June 30, 2003; adjustable rate balances fell $143.4 million while fixed rate balances decreased $82.2 million. Consumer loan balances declined $4.2 million. Prime-based home equity lines of credit fell $10.9 million while other consumer products, principally fixed rate second mortgages generally with shorter durations than one- to four-family residential mortgages, increased $6.7 million. Commercial and multi-family real estate loan balances grew $21.3 million during the current fiscal year with $17.9 million of the growth in adjustable rate products.

At June 30, 2003, medium and long-term certificates of deposits with remaining maturities greater than one year totaled $191.6 million compared to $259.3 million at June 30, 2002. Certificates of deposit balances declined as premium pricing was avoided, but was partially offset by a $47.3 million increase in core deposit balances. Checking and money market account balances grew $3.9 million, while savings balances increased $43.4 million. Wholesale borrowings with remaining maturities greater than one year totaled $475.5 million at June 30, 2003, reflecting a decline of $48.4 million during the current fiscal year. However, $145 million of convertible FHLB of New York advances with one-time call options were not called and extended two to seven years to their final maturity. Short-term retail deposit balances with remaining maturities less than one year, including municipal deposit balances, fell $59.1 million while short-term wholesale funding balances increased $51.7 million between June 30, 2002 and June 30, 2003 as such borrowings shifted to within one year of maturity. No new wholesale borrowings were added in fiscal 2003 except for an increase of $3.3 million drawn on a line of credit.

The Company emphasizes and promotes its savings, money market and demand deposit accounts, and certificates of deposit with varying maturities through five years, principally within its primary market areas. The balances of savings, money market and demand deposit accounts, which represented approximately 48% of total deposits at June 30, 2003, tend to be less susceptible to rapid changes in interest rates than certificates of deposit balances.

Management will continue to monitor and employ such strategies, as necessary, in conjunction with its overall strategic objectives.

Analysis of Net Interest Income. The following table sets forth certain information relating to the Company's Consolidated Statements of Financial Condition and the Consolidated Statements of Income for the years ended June 30, 2003, 2002 and 2001 and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived from average daily balances. The average balance of loans receivable includes non-accruing loans. The yields and costs include fees which are considered adjustments to yields.

                                                                       Year ended June 30,
                                           -----------------------------------------------------------------------
                                                            2003                                2002
                                           -----------------------------------------------------------------------
                                             Average      Interest                Average     Interest
                                           Outstanding     Earned/     Yield/   Outstanding    Earned/      Yield/
                                             Balance        Paid        Rate      Balance       Paid         Rate
                                           -----------------------------------------------------------------------
                                                                      (Dollars in thousands)
Interest-earning assets:
   One- to four-family mortgage
     loans .............................    $1,087,196    $ 63,940      5.88%    $1,135,205    $ 75,201      6.62%
   Commercial and multi-family real
     estate loans ......................       157,365      12,373      7.86        124,669      10,277      8.24
   Consumer loans ......................       115,295       7,096      6.15        118,576       8,018      6.76
                                           -----------    --------              -----------   ---------

     Total loans receivable ............     1,359,856      83,409      6.13      1,378,450      93,496      6.78

   Federal funds sold ..................        19,361         233      1.20             34           1      2.94
   Investment securities and other .....       266,364      15,167      5.69        262,379      17,323      6.60
   Mortgage-backed securities ..........       131,815       7,562      5.74        164,671      10,519      6.39
                                           -----------    --------              -----------   ---------
     Total interest-earning assets .....     1,777,396    $106,371      5.98      1,805,534    $121,339      6.72
                                                          ========                            =========
Non-interest earning assets ............        63,475                               48,849
                                           -----------                          -----------
     Total assets ......................    $1,840,871                           $1,854,383
                                           ===========                          ===========
Deposits and borrowings:
   Money market and demand
     deposits ..........................    $  168,767    $    833      0.49%    $  144,657    $  1,206      0.83%
   Savings deposits ....................       336,856       8,782      2.61        230,691       5,131      2.22
   Certificates of deposit .............       625,468      23,255      3.72        760,339      35,844      4.71
                                           -----------    --------              -----------   ---------
     Total deposits ....................     1,131,091      32,870      2.91      1,135,687      42,181      3.71

   FHLB of New York advances ...........       504,465      28,892      5.73        477,935      27,940      5.85
   Other borrowings ....................        23,116       1,082      4.68         60,048       2,741      4.56
   Junior subordinated debentures ......         2,376         112      4.71             --          --        --
                                           -----------    --------              -----------   ---------
     Total deposits and borrowings .....     1,661,048    $ 62,956      3.79      1,673,670    $ 72,862      4.35
Other liabilities ......................        18,755    ========                   20,352   =========
                                           -----------                          -----------
     Total liabilities .................     1,679,803                            1,694,022

Trust Preferred securities .............        41,954                               44,499
Stockholders' equity ...................       119,114                              115,862
                                           -----------                          -----------
     Total liabilities and
        stockholders' equity ...........    $1,840,871                           $1,854,383
                                           ===========                          ===========
Net interest income and net interest
   rate spread .........................                  $ 43,415      2.19%                  $ 48,477      2.37%
                                                          ========    =======                 =========    =======
Net interest-earning assets and
   interest margin .....................    $  116,348                  2.44%    $  131,864                  2.68%
                                           ===========                =======   ===========                =======
Ratio of interest-earning assets to
   deposits and borrowings .............                              107.00%                              107.88%
                                                                      =======                              =======


                                                    Year ended June 30,
                                           ----------------------------------
                                                            2001
                                           ----------------------------------
                                             Average      Interest
                                           Outstanding     Earned/     Yield/
                                             Balance        Paid        Rate
                                           ----------------------------------
                                                (Dollars in thousands)
Interest-earning assets:
   One- to four-family mortgage
     loans .............................    $1,040,942    $ 73,480      7.06%
   Commercial and multi-family real
     estate loans ......................        97,921       8,455      8.63
   Consumer loans ......................       107,695       8,311      7.72
                                           -----------    --------
     Total loans receivable ............     1,246,558      90,246      7.24

   Federal funds sold ..................         1,013          61      6.02
   Investment securities and other .....       327,208      22,716      6.94
   Mortgage-backed securities ..........       105,297       7,335      6.97
                                           -----------    --------
     Total interest-earning assets .....     1,680,076    $120,358      7.16
                                                          ========
Non-interest earning assets ............        55,173
                                            -----------
     Total assets ......................    $1,735,249
                                            ===========
Deposits and borrowings:
   Money market and demand
     deposits ..........................    $  124,926    $  1,468      1.18%
   Savings deposits ....................       163,292       2,830      1.73
   Certificates of deposit .............       812,440      46,987      5.78
                                            -----------    --------
     Total deposits ....................     1,100,658      51,285      4.66

   FHLB of New York advances ...........       397,614      24,571      6.18
   Other borrowings ....................        62,164       3,728      6.00
   Junior subordinated debentures ......            --          --        --
                                            -----------    --------
     Total deposits and borrowings .....     1,560,436    $ 79,584      5.10
Other liabilities ......................        24,734    ========
                                            -----------


     Total liabilities .................     1,585,170

Trust Preferred securities .............        35,849
Stockholders' equity ...................       114,230
     Total liabilities and                  ----------
        stockholders' equity ...........    $1,735,249
                                            ==========
Net interest income and net interest
   rate spread .........................                  $ 40,774      2.06%
                                                          ========    =======
Net interest-earning assets and
   interest margin .....................    $  119,640                  2.43%
                                            ==========                =======
Ratio of interest-earning assets to
   deposits and borrowings .............                              107.67%
                                                                      =======

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

                                                                             Year ended June 30,
                                          -----------------------------------------------------------------------------------------
                                                         2003 vs. 2002                                2002 vs. 2001
                                          -------------------------------------------   -------------------------------------------
                                                      Increase (Decrease)                          Increase (Decrease)
                                                            Due to                                       Due to
                                          -------------------------------------------   -------------------------------------------
                                                                             Total                                         Total
                                                                  Rate/     Increase                            Rate/     Increase
                                           Volume      Rate       Volume   (Decrease)   Volume       Rate       Volume   (Decrease)
                                          -----------------------------------------------------------------------------------------
                                                                               (In thousands)
Interest-earning assets:
  One- to four-family
    mortgage loans .....................  $(3,180)   $ (8,438)   $   357    $(11,261)   $ 6,654    $ (4,523)   $  (410)   $  1,721
  Commercial and multi-family
    real estate loans ..................    2,696        (475)      (125)      2,096      2,310        (383)      (105)      1,822
  Consumer loans .......................     (222)       (720)        20        (922)       840      (1,029)      (104)       (293)
                                          -----------------------------------------------------------------------------------------
    Total loans receivable .............     (706)     (9,633)       252     (10,087)     9,804      (5,935)      (619)      3,250
  Federal funds sold ...................      569          (1)      (336)        232        (59)        (31)        30         (60)
  Investment securities and other ......      263      (2,383)       (36)     (2,156)    (4,500)     (1,113)       220      (5,393)
  Mortgage-backed securities ...........   (2,099)     (1,072)       214      (2,957)     4,136        (609)      (343)      3,184
                                          -----------------------------------------------------------------------------------------
    Total interest-earning assets ......  $(1,973)   $(13,089)   $    94    $(14,968)   $ 9,381    $ (7,688)   $  (712)   $    981
                                          =========================================================================================

Deposits and borrowings:
  Money market and demand
    deposits ...........................  $   201    $   (492)   $   (82)   $   (373)   $   232    $   (427)   $   (67)   $   (262)
  Savings deposits .....................    2,362         883        406       3,651      1,168         802        331       2,301
  Certificates of deposit ..............   (6,358)     (7,575)     1,344     (12,589)    (3,013)     (8,687)       557     (11,143)
                                          -----------------------------------------------------------------------------------------
    Total deposits .....................   (3,795)     (7,184)     1,668      (9,311)    (1,613)     (8,312)       821      (9,104)
  FHLB of New York advances ............    1,550        (567)       (31)        952      4,964      (1,327)      (268)      3,369
  Other borrowings .....................   (1,686)         70        (43)     (1,659)      (127)       (890)        30        (987)
  Junior subordinated debentures .......       --          --        112         112         --          --         --          --
                                          -----------------------------------------------------------------------------------------
    Total deposits and borrowings ......  $(3,931)   $ (7,681)   $ 1,706    $ (9,906)   $ 3,224    $(10,529)   $   583    $ (6,722)
                                          =========================================================================================
  Net change in net interest income ....  $ 1,958    $ (5,408)   $(1,612)   $ (5,062)   $ 6,157    $  2,841    $(1,295)   $  7,703
                                          =========================================================================================

Financial Condition

Comparison of Financial Condition at June 30, 2003 and June 30, 2002

Total assets decreased $80.0 million to $1.812 billion at June 30, 2003 from $1.892 billion at June 30, 2002. The decrease was primarily due to a $212.3 million decrease in net loans receivable and a $76.1 million decrease in mortgage-backed securities, offset by a $160.0 million increase in investment securities held to maturity and a $45.9 million increase in cash and cash equivalents. The effects of accelerated prepayments on loans held to maturity and increased sales of conforming, fixed rate, one- to four-family residential mortgage loans held for sale into the secondary market have more than offset loan originations. Low market interest rates and the resulting effect of loan refinancing activity has led to an increase in the runoff of the mortgage-backed securities portfolio. With increased cash flows from asset repayments and the sale of loans, cash and cash equivalents have increased since June 30, 2002.

Deposits decreased $79.8 million to $1.095 billion at June 30, 2003 from $1.175 billion at June 30, 2002. A decrease in short- and medium-term certificates of deposit of $126.8 million was partially offset by a $47.3 million increase in core deposit accounts (checking, money market and savings accounts). At June 30, 2003, FHLB of New York advances and other borrowings of $531.1 million were relatively unchanged from the $527.8 million at June 30, 2002. Junior subordinated deferrable interest debentures increased $30.0 million and were used to repay a portion of outstanding trust preferred securities.

Non-accruing loans (loans whereby the collection of principal or interest becomes delinquent more than 90 days) at June 30, 2003 totaled $1.7 million, as compared to $3.3 million at June 30, 2002, while the ratio of non-accruing loans to total loans decreased to 0.14% at June 30, 2003 from 0.23% at June 30, 2002. Real estate owned at June 30, 2003 remained unchanged at $28,000. Total non-performing assets (non-accruing loans and real estate owned) at June 30, 2003 totaled $1.7 million, a decrease of $1.6 million from the $3.3 million recorded at June 30, 2002. The ratio of non-performing assets to total assets decreased to 0.09% at June 30, 2003 from 0.17% at June 30, 2002.

Stockholders' equity at June 30, 2003 totaled $116.8 million compared to $118.8 million at June 30, 2002. The decrease primarily reflects the repurchase of 600,000 shares of the Company's outstanding stock at an average price of $26.84 per share and the declaration of cash dividends, partially offset by the net income recorded for the year ended June 30, 2003 and the exercise of stock options.

Results of Operations

Comparison of Operating Results for the Years Ended June 30, 2003 and June 30, 2002

General. For the year ended June 30, 2003, net income was $13.7 million, or $1.83 per diluted share, compared to net income of $14.6 million, or $1.88 per diluted share, for the year ended June 30, 2002. As a result of the redemption of Trust I securities, the Company recognized a non-recurring expense of approximately $1.5 million associated with unamortized issuance costs related to these securities.

Interest and Dividend Income. Interest and dividend income for the year ended June 30, 2003 decreased to $106.4 million from $121.3 million for the year ended June 30, 2002. In general, the decline in interest and dividend income reflects a lower level of interest-earning assets due to the effects of loan sales and accelerated prepayments, and a lower yield earned on these assets as a result of prepayments of higher yielding loans and origination of loans at lower market interest rates. Average interest-earning assets were $1.777 billion for the year ended June 30, 2003 compared to $1.806 billion for the prior fiscal year. The average yield earned on interest-earning assets decreased to 5.98% for the year ended June 30, 2003 from 6.72% for the year ended June 30, 2002.

Interest income on residential one- to four-family mortgage loans for the year ended June 30, 2003 decreased $11.3 million when compared to the prior fiscal year. The decrease in interest income on residential one- to four-family mortgage loans was due to a decrease in the average yield earned on this loan portfolio to 5.88% for the year ended June 30, 2003 compared to 6.62% for the prior fiscal year, reflecting the payoff or refinance of higher yielding loans and the origination of lower yielding loans. In addition, the decrease in interest income on residential one- to four-family mortgage loans for the year ended June 30, 2003 was due to a decrease in the average balance outstanding to $1.087 billion from $1.135 billion for the prior year as the result of accelerated prepayments and loan sales.

Interest income on commercial and multi-family real estate loans increased $2.1 million for the year ended June 30, 2003 when compared to the prior year. At June 30, 2003, commercial and multi-family real estate loans represented approximately 13.5% of the Company's gross loan portfolio as compared to 10.1% at June 30, 2002. The increase in interest income on commercial and multi-family real estate loans was attributable to an increase of $32.7 million in the average outstanding balance for the year ended June 30, 2003 compared to the prior year. The growth in interest income on this portfolio was partially offset by a decrease in the average yield earned on commercial and multi-family real estate loans. The average yield decreased to 7.86% for the current year compared to 8.24% for the year ended June 30, 2002. As with other loans, the payoff of higher yielding loans and the origination of loans at lower market interest rates has resulted in a decline in the yield of the commercial and multi-family real estate loan portfolio.

Interest income on consumer loans decreased $922,000 for the year ended June 30, 2003 compared to the prior year. The decrease in interest income for this loan portfolio was reflective of the lower market interest rates. The average yield earned on consumer loans decreased to 6.15% for the year ended June 30, 2003 from 6.76% for the prior year. In addition, the decrease in interest income on consumer loans was attributable to a decrease of $3.3 million in the average balance outstanding for the year ended June 30, 2003 when compared to the year ended June 30, 2002.

Interest income on investment securities and other interest-earning assets decreased $2.2 million for the year ended June 30, 2003 compared to the prior year. The interest income on investment securities and other interest-earning assets for the current year was negatively impacted by a decline in the average yield earned on these securities. The average yield decreased to 5.69% for the year ended June 30, 2003 compared to 6.60% for the prior year as called investment securities were replaced with lower yielding investments. The decrease in interest income on these securities was partially offset by a $4.0 million increase in the average balance outstanding for the year ended June 30, 2003, when compared to the prior year. As a partial offset to the reduction in loans and mortgage-backed securities due to increased prepayments, additional investment securities were purchased during the fiscal year.

Interest income on the mortgage-backed securities portfolio decreased $3.0 million for the year ended June 30, 2003 compared to the prior year. The average balance outstanding of mortgage-backed securities decreased $32.9 million for the year ended June 30, 2003 when compared to the prior year period, primarily due to accelerated prepayments. In addition, the decrease in interest income on mortgage-backed securities was partially attributable to a decrease in the average yield earned on this securities portfolio to 5.74% for the year ended June 30, 2003 compared to 6.39% for the prior year.

Interest Expense. Interest expense decreased $9.9 million for the year ended June 30, 2003 from fiscal 2002. The decrease in the current year was attributable to a decrease in the Company's cost of funds to an average rate of 3.79% for the year ended June 30, 2003 from 4.35% for the prior year, as a result of lower market interest rates. The decrease in interest expense for the year ended June 30, 2003 was also attributable to a $12.6 million decrease in total average deposits and borrowings, when compared to the year ended June 30, 2002.

For the year ended June 30, 2003, the average rate paid on deposits decreased to 2.91% from 3.71% for the year ended June 30, 2002. Average deposit balances decreased $4.6 million from $1.136 billion for the year ended June 30, 2002 to $1.131 billion for the current year. Continued low interest rates during the current year resulted in a decrease in the balance of certificates of deposit while growth in core deposits slowed. With a reduction in the Company's funding needs as a result of loan sales and accelerated loan prepayments, higher costing certificates of deposit were priced to allow runoff.

The average cost of FHLB of New York advances decreased to 5.73% for the year ended June 30, 2003 from 5.85% for the year ended June 30, 2002 while the average balance of FHLB of New York advances increased $26.5 million when compared to the prior year. For the year ended June 30, 2003, the average balance of other borrowings decreased $36.9 million when compared to the year ended June 30, 2002. The average rate paid on other borrowings increased to 4.68% for the current year from 4.56% for the year ended June 30, 2002.

Net Interest and Dividend Income. Net interest and dividend income before provision for loan losses for the year ended June 30, 2003 was $43.4 million compared to $48.5 million recorded in the prior fiscal year. Average net interest-earning assets decreased $15.5 million for the year ended June 30, 2003 when compared to the prior year. The net interest rate spread and net interest margin for the year ended June 30, 2003 were 2.19% and 2.44%, respectively, a decrease from 2.37% and 2.68% for the comparable prior year. The net interest margin was reduced during the current year when compared to the prior year principally due to the effect of accelerated prepayments resulting from lower market interest rates.

Provision for Loan Losses. The provision for loan losses for the year ended June 30, 2003 was $525,000 compared to $1.6 million for the prior fiscal year. The reduced provision for loan losses for the current year is consistent with reductions in non-performing loans. The allowance for loan losses at June 30, 2003 of $6.3 million reflects a $463,000 increase from $5.8 million at June 30, 2002. The allowance for loan losses as a percentage of non-accruing loans was 373.60% at June 30, 2003, compared to 177.74% at June 30, 2002. Non-accruing loans were $1.7 million at June 30, 2003 compared to $3.3 million at June 30, 2002. The allowance for loan losses as a percentage of total loans at June 30, 2003 was 0.51% compared to 0.40% at June 30, 2002 primarily due to the decline in the overall loan portfolio. See Item 1. Business -- "Critical Accounting Policy."

Non-Interest Income. For the year ended June 30, 2003, non-interest income was $8.1 million compared to $4.2 million for the prior fiscal year. The increase in non-interest income was primarily due to increases in service charges and net gain on sales of loans, when compared to the year ended June 30, 2002.

Service charge income for the year ended June 30, 2003 was $5.2 million, reflecting an increase of $2.3 million over the $3.0 million recorded for the prior year. Service charges increased partially due to fees associated with various loan prepayments and/or modifications and partially due to increased service charges related to checking accounts.

During the year ended June 30, 2003, the net gain on sales of loans was $1.9 million compared to $194,000 for the year ended June 30, 2002. Approximately $155 million of conforming, fixed rate one- to four-family residential mortgage loans were sold into the secondary market during the year ended June 30, 2003. Additionally, during the current year, the Company recognized a $166,000 gain on a commitment to sell one- to four-family residential mortgage loans to a financial institution. Furthermore, during the current year, a $4.0 million commercial real estate loan participation was sold as a means to reduce the Company's credit exposure on a single commercial real estate property, resulting in a net gain of approximately $183,000. During the prior fiscal year, loan production was retained in portfolio. Effective with the issuance of $12 million of trust preferred securities in March 2001, a determination was made to suspend the sale of conforming, fixed rate one- to four-family residential mortgage loan production to leverage the proceeds of the issuance. As a result, only $16.7 million of conforming, fixed rate one- to four-family residential mortgage loans were sold during the year ended June 30, 2002. In April 2002, the Company resumed the sale of these loans for interest rate risk management purposes in a lower interest rate environment.

Non-Interest Expenses. The Company's non-interest expenses were $29.1 million for the year ended June 30, 2003 compared to $28.5 million for the prior year. As a result of the redemption of Trust I trust preferred securities, the Company recognized a non-recurring expense of approximately $1.5 million, or $0.14 per share, associated with the unamortized issuance costs related to these securities. The Company anticipates that this additional expense will be largely offset in the next fiscal year by the savings realized due to a lower interest rate on the junior subordinated debentures issued in connection with the Trust III offering as compared to the trust preferred securities issued by Trust I. The Company's non-interest expenses as a percent of average assets increased to 1.58% for the year ended June 30, 2003 from 1.53% for the prior year.

Income Tax Expense. Income tax expense for the year ended June 30, 2003 was $8.1 million compared to $8.0 million for the prior fiscal year. The effective tax rate was 37.1% for the year ended June 30, 2003 compared to 35.5% for the year ended June 30, 2002. As a result of legislation enacted in New Jersey in July 2002 revising the state's corporate income tax law, the Company's effective tax rate increased in fiscal 2003. See Item 1. Business -- "Regulation - Federal and State Taxation."

Comparison of Operating Results for the Years Ended June 30, 2002 and June 30, 2001

General. For the year ended June 30, 2002 net income was $14.6 million, or $1.88 per diluted share, compared to net income of $12.5 million, or $1.55 per diluted share, for the year ended June 30, 2001.

Interest and Dividend Income. Interest and dividend income for the year ended June 30, 2002 increased to $121.3 million from $120.4 million for the year ended June 30, 2001. The increase in the year ended June 30, 2002 was due to an increase in average interest-earning assets, partially offset by a decrease in the average yield earned on interest-earning assets. Average interest-earning assets were $1.8 billion for the year ended June 30, 2002 compared to $1.7 billion for the prior fiscal year. The average yield on interest-earning assets decreased to 6.72% for the year ended June 30, 2002 from 7.16% for the year ended June 30, 2001.

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

Interest income on commercial and multi-family real estate loans increased $1.8 million for the year ended June 30, 2002 when compared to the prior year. The increase in interest income on commercial and multi-family real estate loans was attributable to an increase of $26.7 million in the average outstanding balance for the year ended June 30, 2002 compared to the prior year. The growth in interest income on this portfolio was partially offset by a decrease in the average yield earned on commercial and multi-family real estate loans. The average yield decreased to 8.24% for fiscal 2002 compared to 8.63% for the year ended June 30, 2001.

Interest income on consumer loans decreased $293,000 for the year ended June 30, 2002 compared to the prior year. The decrease in interest income for this loan portfolio was due to a decrease in the average yield earned on these loans. The average yield decreased to 6.76% for the year ended June 30, 2002 compared to 7.72% for the prior year. Substantially offsetting the decrease in interest income on consumer loans for fiscal 2002 was an increase of $10.9 million in the average balance outstanding when compared to the prior year.

Interest income on investment securities and other interest-earning assets decreased $5.4 million for the year ended June 30, 2002 compared to the prior year. The decrease in interest income on these securities was partially attributable to a $64.8 million decrease in the average balance outstanding for the year ended June 30, 2002, when compared to the prior year. In addition, the decrease in interest income on investment securities and other interest-earning assets was due to a decline in the average yield earned on these securities. The average yield decreased to 6.60% for fiscal 2002 compared to 6.94% for the prior year.

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

Interest Expense. Interest expense decreased $6.7 million for the year ended June 30, 2002 from $79.6 million for fiscal 2001. The decrease in fiscal 2002 was attributable to a decrease in the Company's cost of funds from a rate of 5.10% to 4.35%, when compared to the prior year, as a result of lower market interest rates. Partially offsetting the decrease in rate during fiscal 2002 was a $113.2 million increase in total average deposits and borrowings, when compared to the year ended June 30, 2001.

For the year ended June 30, 2002 the average rate paid on deposits decreased to 3.71% from 4.66% for the year ended June 30, 2001. The average balance of deposits increased $35.0 million from the $1.1 billion for the year ended June 30, 2001.

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

Net Interest and Dividend Income. Net interest and dividend income for the year ended June 30, 2002 was $48.5 million, reflecting a $7.7 million increase from the $40.8 million recorded in the prior fiscal year. Average net interest-earning assets increased $12.2 million for the year ended June 30, 2002 when compared to the prior year and the net interest margin of 2.68% for fiscal 2002 reflected a 0.25% increase from 2.43% for the year ended June 30, 2001. A decline in short-term market interest rates and growth in the Company's loan portfolio and core deposit accounts contributed to the improvements in net interest margin.

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

Non-Interest Income. For the year ended June 30, 2002, non-interest income was $4.2 million compared to $3.8 million for the prior fiscal year. The increase in non-interest income was primarily due to an increase in service charges and other non-interest income partially offset by a decrease in the net gain on sales of loans, when compared to the year ended June 30, 2001.

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

During the year ended June 30, 2002, the net gain on sales of loans was $194,000 as compared to $666,000 for the year ended June 30, 2001. Loan production was retained in portfolio during most of fiscal 2002 as a partial replacement of the investment securities called before maturity. In addition, effective with the issuance of the $12 million of Trust Preferred securities in March 2001, a determination was made to suspend the sale of conforming, fixed rate one- to four-family mortgage loan production to leverage the proceeds of the issuance. However, prior to the issuance of these Trust Preferred securities, nearly $29 million of conforming, fixed-rate one- to four-family residential mortgage loans were sold, generating gains of $259,000. In addition, during the year ended June 30, 2001, the Company sold approximately $65 million of longer duration, one- to four-family residential mortgage loans in an effort to improve funding, liquidity, interest rate risk and net interest margin and recorded net gains on sales of these loans of $407,000. In April 2002, the Company re-instituted its strategy of selling conforming, fixed-rate one- to four-family mortgage loans.

Non-Interest Expenses. The Company's non-interest expenses were $28.5 million for the year ended June 30, 2002 compared to $24.6 million for the prior year. An increase in preferred securities expense due to the issuance of $12 million of Trust Preferred securities in March 2001, additional "non-cash" expense related to the Employee Stock Ownership Plan, additional costs related to the Bank's new Business Development department and expenses related to the Company's development of an internet presence contributed to the increase in non-interest expenses during the year ended June 30, 2002 when compared to the prior year. The Company's non-interest expenses as a percent of average assets increased to 1.53% for the year ended June 30, 2002 from 1.42% for the prior year.

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

In the event that the Company should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of FHLB of New York advances and reverse repurchase agreements. In addition, the Company may access funds, if necessary, through the use of a $50.0 million overnight repricing line of credit and a $50.0 million variable rate one-month overnight repricing line of credit from the FHLB of New York. The Company uses its liquid resources principally to fund maturing certificates of deposit and deposit withdrawals, to purchase loans and securities, to fund existing and future loan commitments, and to meet operating expenses. At June 30, 2003, the Company had outstanding commitments to extend credit which amounted to $149.9 million (including $87.5 million in available lines of credit) and commitments to sell loans of $33.7 million. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

The Company's cash needs for the year ended June 30, 2003 were provided by operating activities, including the sale of loans, proceeds from maturities of investment securities and principal repayments of loans and mortgage-backed securities. During fiscal 2003, the cash provided was used to fund investing activities, which included the origination of loans and the purchase of investment securities, as well as to fund a decrease in deposits. Additionally, during the year ended June 30, 2003, the cash provided was used for the repurchase of common stock. During fiscal 2002, the Company's cash needs were provided by operating activities, including the sales of loans, by proceeds from maturities of investment securities, increased deposits and principal repayments of loans and mortgage-backed securities. During fiscal 2002, the cash provided was used for investing activities, which included the origination and purchase of loans and the purchase of investment and mortgage-backed securities, as well as the purchase of treasury stock and to reduce borrowings. The Company's cash needs for the year ended June 30, 2001 were provided by operating activities, including the sale of loans, by proceeds from the trust preferred securities offering and from maturities of investment securities. Fiscal 2001 cash needs were also provided by an increase in advances from the FHLB of New York and other borrowings, increased deposits and principal repayments on loans and mortgage-backed securities. During fiscal 2001, the cash provided was primarily used to fund investing activities, which included the origination and purchase of loans and the purchase of investment and mortgage-backed securities and for the purchase of treasury stock.

Total dividends paid for the years ended June 30, 2003, 2002, and 2001 were $0.40 per share, $0.23 per share and $0.17 per share, respectively. The declaration and payment of dividends are subject to, among other things, PennFed's financial condition and results of operations, regulatory capital requirements, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors.

Item 8. Financial Statements and Supplementary Data

Independent Auditors' Report

Board of Directors and Stockholders
PennFed Financial Services, Inc. and Subsidiaries
West Orange, New Jersey

We have audited the accompanying consolidated statements of financial condition of PennFed Financial Services, Inc. and Subsidiaries (the "Company") as of June 30, 2003 and 2002, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PennFed Financial Services, Inc. and Subsidiaries as of June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the consolidated financial statements, the Company adopted FASB Interpretation No. 46 "Consolidation of Variable Interest Entities."


/s/ Deloitte & Touche LLP

Parsippany, New Jersey
July 29, 2003



                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------------------
                 Consolidated Statements of Financial Condition

                                                                                                      June 30,
                                                                                            ---------------------------
                                                                                                 2003            2002
                                                                                            ---------------------------
                                                                                               (Dollars in thousands)
Assets
Cash and amounts due from depository institutions ......................................    $    53,046     $    37,189
Federal funds sold .....................................................................         30,000              --
                                                                                            ---------------------------
   Cash and cash equivalents ...........................................................         83,046          37,189
Investment securities available for sale, at market value, amortized cost of
   $4,467 and $4,266 at June 30, 2003 and 2002 .........................................          4,741           4,295
Investment securities held to maturity, at amortized cost, market value of
   $345,468 and $178,676 at June 30, 2003 and 2002 .....................................        339,498         179,490
Mortgage-backed securities held to maturity, at amortized cost, market value of
   $97,138 and $174,036 at June 30, 2003 and 2002 ......................................         93,632         169,689
Loans held for sale ....................................................................         11,496           1,592
Loans receivable, net of allowance for loan losses of
   $6,284 and $5,821 at June 30, 2003 and 2002 .........................................      1,217,422       1,439,668
Premises and equipment, net ............................................................         21,103          19,598
Real estate owned, net .................................................................             28              28
Federal Home Loan Bank of New York stock, at cost ......................................         25,223          25,656
Accrued interest receivable, net .......................................................          8,684           9,564
Other intangible assets ................................................................          3,175           4,989
Other assets ...........................................................................          4,404             669
                                                                                            ---------------------------
                                                                                            $ 1,812,452     $ 1,892,427
                                                                                            ===========================
Liabilities and Stockholders' Equity
Liabilities:
   Deposits ............................................................................    $ 1,094,666     $ 1,174,507
   Federal Home Loan Bank of New York advances .........................................        504,465         504,465
   Other borrowings ....................................................................         26,644          23,314
   Junior Subordinated Deferrable Interest Debentures,
      net of unamortized issuance expenses of  $923 at June 30, 2003 ...................         30,005              --
   Mortgage escrow funds ...............................................................         10,491          12,772
   Accounts payable and other liabilities ..............................................         17,725          14,071
                                                                                            ---------------------------
   Total liabilities ...................................................................      1,683,996       1,729,129
                                                                                            ---------------------------

Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated
   Deferrable Interest Debentures, net of unamortized issuance expenses of $379
   and $1,963 at June 30, 2003 and 2002 ................................................         11,621          44,537

Commitments and Contingencies (Note N)
Stockholders' Equity:
   Serial preferred stock, $.01 par value,
      7,000,000 shares authorized, no shares issued ....................................             --              --
   Common stock, $.01 par value, 15,000,000 shares authorized,
      11,900,000 shares issued and 6,838,029 and 7,347,552 shares outstanding at June 30, 2003 and 2002 (excluding shares held in treasury of
      5,061,971 and 4,552,448 at June 30, 2003 and 2002) ...............................             60              60
   Additional paid-in capital ..........................................................         65,689          63,820
   Employee Stock Ownership Plan Trust debt ............................................           (644)         (1,244)
   Retained earnings, partially restricted .............................................        124,797         114,444
   Accumulated other comprehensive income, net of taxes ................................            177              18
   Treasury stock, at cost, 5,061,971 and 4,552,448 shares at June 30, 2003 and 2002 ...        (73,244)        (58,337)
                                                                                            ---------------------------
   Total stockholders' equity ..........................................................        116,835         118,761
                                                                                            ---------------------------
                                                                                            $ 1,812,452     $ 1,892,427
                                                                                            ===========================

See notes to consolidated financial statements.


               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------
                        Consolidated Statements of Income

                                                                 For the years ended June 30,
                                                             ------------------------------------
                                                                2003         2002         2001
                                                             ------------------------------------
                                                                    (Dollars in thousands)

Interest and Dividend Income:
  Interest and fees on loans .............................   $   83,409   $   93,496   $   90,246
  Interest on federal funds sold .........................          233            1           61
  Interest and dividends on investment securities ........       15,167       17,323       22,716
  Interest on mortgage-backed securities .................        7,562       10,519        7,335
                                                             ------------------------------------
                                                                106,371      121,339      120,358
                                                             ------------------------------------
Interest Expense:
  Deposits ...............................................       32,870       42,181       51,285
  Borrowed funds .........................................       29,974       30,681       28,299
  Junior subordinated debentures .........................          112           --           --
                                                             ------------------------------------
                                                                 62,956       72,862       79,584
                                                             ------------------------------------
Net Interest and Dividend Income Before
  Provision for Loan Losses ..............................       43,415       48,477       40,774
Provision for Loan Losses ................................          525        1,625          625
                                                             ------------------------------------
Net Interest and Dividend Income After
  Provision for Loan Losses ..............................       42,890       46,852       40,149
                                                             ------------------------------------

Non-Interest Income:
  Service charges ........................................        5,232        2,961        2,495
  Net gain from real estate operations ...................            3           87           65
  Net gain on sales of loans .............................        1,863          194          666
  Other ..................................................          973          975          588
                                                             ------------------------------------
                                                                  8,071        4,217        3,814
                                                             ------------------------------------

Non-Interest Expenses:
  Compensation and employee benefits .....................       13,454       13,203       11,283
  Net occupancy expense ..................................        1,692        1,603        1,659
  Equipment ..............................................        2,085        2,318        1,877
  Advertising ............................................          210          484          475
  Amortization of intangibles ............................        1,866        1,940        2,014
  Federal deposit insurance premium ......................          192          203          217
  Preferred securities expense ...........................        5,638        4,368        3,452
  Other ..................................................        3,983        4,331        3,665
                                                             ------------------------------------
                                                                 29,120       28,450       24,642
                                                             ------------------------------------
Income Before Income Taxes ...............................       21,841       22,619       19,321
Income Tax Expense .......................................        8,107        8,036        6,808
                                                             ------------------------------------
Net Income ...............................................   $   13,734   $   14,583   $   12,513
                                                             ====================================
Weighted average number of common shares outstanding:
  Basic ..................................................    6,961,233    7,225,613    7,609,221
                                                             ====================================
  Diluted ................................................    7,485,781    7,768,422    8,098,603
                                                             ====================================
Net income per common share:
  Basic ..................................................   $     1.97   $     2.02   $     1.64
                                                             ====================================
  Diluted ................................................   $     1.83   $     1.88   $     1.55
                                                             ====================================

See notes to consolidated financial statements.



               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------------------------
                Consolidated Statements of Comprehensive Income

                                                                      For the years ended June 30,
                                                                     -----------------------------
                                                                       2003       2002       2001
                                                                     -----------------------------
                                                                             (In thousands)
Net income ........................................................  $13,734    $14,583    $12,513
Other comprehensive income, net of tax:
  Unrealized gains on investment securities available for sale:
    Unrealized holding gains arising during period ................      159         18         --
                                                                     -----------------------------
Comprehensive income ..............................................  $13,893    $14,601    $12,513
                                                                     =============================

See notes to consolidated financial statements.


               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------
                           Consolidated Statements of
                         Changes in Stockholders' Equity
                For the Years Ended June 30, 2003, 2002 and 2001

                                                                                Employee
                                                                                  Stock                 Accumulated
                                                   Serial           Additional  Ownership                  Other
                                                 Preferred  Common    Paid-In   Plan Trust   Retained  Comprehensive  Treasury
                                                   Stock    Stock     Capital      Debt      Earnings     Income        Stock
                                                 ------------------------------------------------------------------------------
                                                                             (Dollars in thousands)
Balance at June 30, 2000 ......................   $   --    $   60    $60,523    $(2,320)    $ 91,840     $    --     $(36,122)
Allocation of Employee Stock Ownership
   Plan ("ESOP") stock ........................                                      519
ESOP adjustment ...............................                           981
Purchase of 845,000 shares of treasury stock ..                                                                        (14,545)
Issuance of 69,310 shares of treasury stock
   for options exercised and Dividend
   Reinvestment Plan ("DRP") ..................                                                  (343)                     740
Cash dividends of $0.17 per common share ......                                                (1,316)
Net income for the year ended June 30, 2001 ...                                                12,513
                                                 ------------------------------------------------------------------------------

Balance at June 30, 2001 ......................       --        60     61,504     (1,801)     102,694          --      (49,927)
Allocation of ESOP stock ......................                                      557
ESOP adjustment ...............................                         2,316
Purchase of 500,000 shares of treasury stock ..                                                                        (11,119)
Issuance of 227,223 shares of treasury stock
   for options exercised and DRP ..............                                                (1,157)                   2,709
Cash dividends of $0.23 per common share ......                                                (1,676)
Unrealized gain on investment securities
   available for sale, net of income taxes
   of $10 .....................................                                                                18
Net income for the year ended June 30, 2002 ...                                                14,583
                                                 ------------------------------------------------------------------------------

Balance at June 30, 2002 ......................       --        60     63,820     (1,244)     114,444          18      (58,337)
Allocation of ESOP stock ......................                                      600
ESOP adjustment ...............................                         1,869
Purchase of 600,000 shares of treasury stock ..                                                                        (16,106)
Issuance of 90,477 shares of treasury stock
   for options exercised and DRP ..............                                                  (609)                   1,199
Cash dividends of $0.40 per common share ......                                                (2,772)
Unrealized gain on investment securities
   available for sale, net of income taxes
   of $87 .....................................                                                               159
Net income for the year ended June 30, 2003 ...                                                13,734
                                                 ------------------------------------------------------------------------------

Balance at June 30, 2003 ......................   $   --    $   60    $65,689    $  (644)    $124,797     $   177     $(73,244)
                                                 ==============================================================================

See notes to consolidated financial statements.


               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------------------------------------------
                     Consolidated Statements of Cash Flows

                                                                                    For the years ended June 30,
                                                                                ------------------------------------
                                                                                   2003         2002         2001
                                                                                ------------------------------------
                                                                                          (In thousands)
Cash Flows from Operating Activities:
  Net income ................................................................   $  13,734    $  14,583    $  12,513
  Adjustments to reconcile net income to net cash provided by operating activities:
  Net gain on sales of loans ................................................      (1,863)        (194)        (666)
  Proceeds from sales of loans held for sale ................................     162,873       16,846       94,765
  Net gain on sales of real estate owned ....................................          --         (218)        (101)
  Amortization of investment and mortgage-backed securities premium, net ....         856          448          171
  Depreciation and amortization .............................................       1,717        1,887        1,421
  Provision for losses on loans and real estate owned .......................         525        1,676          641
  Amortization of cost of stock plans .......................................       2,469        2,873        1,499
  Amortization of intangibles ...............................................       1,866        1,940        2,014
  Amortization of premiums on loans and loan fees ...........................       7,068        3,703        2,278
  Amortization of trust preferred securities and junior subordinated
    debentures issuance costs ...............................................       1,587           76           65
  (Increase) decrease in accrued interest receivable, net of accrued
    interest payable ........................................................         552        1,339       (1,076)
  (Increase) decrease in other assets .......................................      (3,788)       2,279          696
  Decrease in deferred income tax liability .................................      (1,539)        (396)        (320)
  Increase (decrease) in accounts payable and other liabilities .............       5,106        1,490         (268)
  Increase (decrease) in mortgage escrow funds ..............................      (2,281)         793           91
  Other, net ................................................................          --          (19)          --
                                                                                ------------------------------------
  Net cash provided by operating activities .................................     188,882       49,106      113,723
                                                                                ------------------------------------

Cash Flows From Investing Activities:
  Proceeds from sale of investment securities available for sale ............          --           14           --
  Proceeds from maturities of investment securities .........................     286,571      304,586       50,011
  Purchases of investment securities held to maturity .......................    (446,677)    (150,148)     (81,034)
  Purchases of investment securities available for sale .....................        (201)      (4,281)          --
  Net proceeds (outflow) from loan originations net of
    principal repayments of loans ...........................................      40,246     (201,815)    (145,281)
  Proceeds from loans sold ..................................................       4,170           --           --
  Purchases of loans ........................................................        (676)     (31,861)     (36,319)
  Proceeds from principal repayments of mortgage-backed securities ..........      85,489       51,797       31,908
  Purchases of mortgage-backed securities ...................................     (10,190)     (20,364)     (32,383)
  Proceeds from sale of premises and equipment ..............................          --           14           --
  Purchases of premises and equipment .......................................      (3,222)      (1,126)      (1,699)
  Net inflow from real estate owned activity ................................          --          644          612
  (Purchases) redemptions of Federal Home Loan Bank of New York stock .......         433          562       (3,923)
                                                                                ------------------------------------
  Net cash used in investing activities .....................................     (44,057)     (51,978)    (218,108)
                                                                                ------------------------------------

Cash Flows From Financing Activities:
  Net increase (decrease) in deposits .......................................     (79,513)      89,859        4,698
  Increase (decrease) in advances from the Federal Home Loan Bank of New
    York and other borrowings ...............................................       3,330      (54,326)     105,465
  Net proceeds from issuance of junior subordinated debentures ..............      30,003           --           --
  Net proceeds from issuance of trust preferred securities ..................          --           --       11,591
  Redemption of trust preferred securities ..................................     (34,500)          --           --
  Cash dividends paid .......................................................      (2,772)      (1,676)      (1,316)
  Purchases of treasury stock, net of reissuance ............................     (15,516)      (9,567)     (14,148)
                                                                                ------------------------------------
  Net cash provided by (used in) financing activities .......................     (98,968)      24,290      106,290
                                                                                ------------------------------------
Net Increase in Cash and Cash Equivalents ...................................      45,857       21,418        1,905
Cash and Cash Equivalents, Beginning of Year ................................      37,189       15,771       13,866
                                                                                ------------------------------------
Cash and Cash Equivalents, End of Year ......................................   $  83,046    $  37,189    $  15,771
                                                                                ====================================

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
  Interest ..................................................................   $  63,453    $  73,401    $  78,790
                                                                                ====================================
  Income taxes ..............................................................   $  11,616    $   7,743    $   6,951
                                                                                ====================================

Supplemental Schedule of Non-Cash Activities:
  Transfer of loans receivable to real estate owned, net ....................   $      --    $       6    $     692
                                                                                ====================================
  Transfer of loans receivable to loans held for sale, at cost ..............   $ 171,097    $  18,160    $  94,182
                                                                                ====================================
  Securitization of loans receivable and transfer to mortgage-backed
     securities .............................................................   $      --    $  65,923    $  47,661
                                                                                ====================================

See notes to consolidated financial statements.

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
                   Notes to Consolidated Financial Statements

                    Years Ended June 30, 2003, 2002 and 2001

A. Summary of Significant Accounting Policies

PennFed Financial Services, Inc. ("PennFed") was organized in March 1994 for the purpose of becoming the savings and loan holding company for Penn Federal Savings Bank (the "Bank") in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank (the "Conversion").

Principles of Consolidation -- The consolidated financial statements of PennFed and subsidiaries (with its subsidiaries, the "Company") include the accounts of PennFed and its subsidiaries (the Bank, PennFed Capital Trust I, PennFed Capital Trust II and PennFed Capital Trust III). PennFed owns all of the outstanding stock of the Bank issued on July 14, 1994. All intercompany accounts and transactions with consolidated subsidiaries have been eliminated in consolidation.

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

Cash and Cash Equivalents -- For purposes of reporting cash flows, cash and cash equivalents include cash, amounts due from depository institutions and Federal funds sold.

Investment Securities and Mortgage-Backed Securities -- In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), debt securities classified as held to maturity are carried at amortized cost only if the reporting entity has a positive intent and ability to hold those securities to maturity.

The Company classifies investment securities and mortgage-backed securities as either held to maturity or available for sale. Investment securities and mortgage-backed securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, since the Company has both the ability and intent to hold the securities to maturity. Investments available for sale are carried at market value with unrealized gains and losses excluded from earnings and reported as accumulated other comprehensive income in stockholders' equity. Unrealized gains and losses are accounted for on a specific identification method. Held to maturity and available for sale securities are periodically reviewed for impairment. The review considers the length of time the fair value has been below cost, the expectation for the security's performance, the credit worthiness of the issuer and the Company's ability to hold the security to maturity. A decline that is considered to be other than temporary is recorded as a loss within other non-interest expenses in the Consolidated Statements of Income.

In accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"), with certain loan sales, the Company may record an interest-only strip ("I/O"). These I/O's represent the contractual right to receive some or all of the interest due on the mortgage loans sold.

Loans Held for Sale -- Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Aggregate net unrealized losses are recorded as a valuation allowance and recognized as charges to income.

Commitments to Sell Loans-- The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives and are recorded within other assets at fair value with changes in fair value recorded in the net gain on sales of loans. Fair value is based upon current

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

prices in the secondary market for mortgage loans with similar characteristics as the rate lock commitments.

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

Allowance for Loan Losses -- The allowance for loan losses is established through charges to income. Loan losses are charged against the allowance for loan losses when management believes that the recovery of principal is unlikely. If, as a result of loans charged off or increases in the size or risk characteristics of the loan portfolio, the allowance is below the level considered by management to be adequate to absorb future loan losses on existing loans, the provision for loan losses is increased to the level considered necessary to provide an adequate allowance. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of the loans. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, historical loss experience, review of specific problem loans, current economic conditions that may affect the borrowers' ability to pay and other factors which, in management's judgement, deserve consideration in estimating probable credit losses. Economic conditions may result in the necessity to change the allowance quickly in order to react to deteriorating financial conditions of the Company's borrowers. As a result, additional provisions on existing loans may be required in the future if borrowers' financial conditions deteriorate or if real estate values decline.

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

Real Estate Owned-- Real estate properties acquired by foreclosure are recorded at the lower of cost or estimated fair value less anticipated costs to dispose with any write down charged against a valuation allowance. Subsequent valuations are periodically performed by management and the carrying value is adjusted by a charge to expense to reflect any subsequent declines in the estimated fair value or increases in the estimated costs to dispose. Unanticipated declines in real estate values may result in increased foreclosed real estate expense in the future. Routine holding costs are charged to expense as incurred and improvements to real estate owned that increase the fair value of the real estate are capitalized. Gains on sale of real estate owned are generally recognized upon disposition of the property. Losses are charged to operations as incurred.

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

Core Deposit Premium -- The premium resulting from the valuation of core deposits arising from the acquisition discussed in Note B is being amortized to expense over the estimated average remaining life of the existing customer deposit base acquired (10 years).

Income Taxes -- In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), the Company uses the asset and liability method for financial accounting and reporting for income taxes.

Earnings Per Common Share -- Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period, less the weighted average unallocated ESOP shares of common stock. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if contracts to issue common stock, such as stock options, were exercised or resulted in the issuance of common stock.

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

Recently Adopted Accounting Standards -- Effective July 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").

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

The adoption of SFAS 142, SFAS 143 and SFAS 144 did not have an effect on the Company's consolidated financial condition, results of operations or cash flows as of and for the year ended June 30, 2003.

Effective October 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" ("SFAS 147"). Among other things, SFAS 147 amends SFAS 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS 144

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

requires for other long-lived assets that are held and used. The adoption of SFAS 147 did not have an effect on the Company's consolidated financial condition, results of operations or cash flows as of and for the year ended June 30, 2003.

In December 2002, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 is effective for reporting periods beginning after December 15, 2002. The Company's stock option plan is accounted for in accordance with the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. For the years ended June 30, 2003, 2002 and 2001, the Company recorded no compensation expense related to stock-based plans. Had the Company utilized the fair value method to account for stock-based compensation, the impact on net income would not be material and there would be no impact on basic or diluted earnings per share for the years ended June 30, 2003, 2002 and 2001.

Effective January 1, 2003, the Company adopted FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. For recognition and initial measurement, FIN 45 is applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have an effect on the Company's consolidated financial condition, results of operations or cash flows as of and for the year ended June 30, 2003. For disclosure requirements, FIN 45 is effective for financial statements of interim or annual periods ending after December 15, 2002. See Note J. - Junior Subordinated Deferrable Interest Debentures and Note K. - Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated Deferrable Interest Debentures, for disclosure regarding the Company's guarantee of these obligations.

In January 2003, FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" and addresses consolidation by business enterprises of variable interest entities having certain characteristics. FIN 46 is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003 and in fiscal 2003 for all other variable interest entities. The Company has adopted FIN 46 as it relates to the accounting and disclosure requirements for PennFed Capital Trust II ("Trust II") and PennFed Capital Trust III ("Trust III") in accordance with the guidance. As a result of FIN 46, Trust III was not consolidated as of June 30, 2003. Furthermore, effective July 1, 2003, Trust II will not be consolidated. The effect of adoption was not material in the current period or when fully adopted on July 1, 2003. The primary effect of de-consolidating these subsidiaries is a change in the balance sheet classification of the liabilities from Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated Deferrable Interest Debentures to long-term borrowings.

Due to the complexity of the new guidance and evolving interpretation among accounting professionals, the Company continues to assess the accounting and disclosure impact of FIN 46.

B. Branch Acquisitions

In 1995, the Bank acquired the deposit liabilities and certain of the assets and other liabilities of three branch offices of another financial institution. The Bank recorded a total deposit premium intangible asset of $18,141,000 in connection with the acquisition. For the years ended June 30, 2003, 2002 and 2001, amortization of the deposit premium intangible of $1,814,000 was recorded for each year. At June 30, 2003 and 2002, the deposit premium intangible was $3,175,000 and $4,989,000, respectively. The accumulated amortization on the deposit premium intangible was $14,966,000 and $13,152,000 at June 30, 2003 and 2002, respectively. The deposit premium intangible will be fully amortized by June 30, 2005. Amortization expense for the years ending June 30, 2004 and 2005 is estimated to be $1,814,000 and $1,361,000, respectively.

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

C. Investment Securities

                                                      Gross        Gross     Estimated
                                         Amortized  Unrealized  Unrealized  Fair Market
                                           Cost       Gains       Losses       Value
                                         ----------------------------------------------
                                                         (In thousands)
June 30, 2003
Available for Sale:
Equity securities .....................  $  4,467      $  274      $  --       $  4,741
                                         ==============================================
Held to Maturity:
U.S. government agency obligations ....  $305,662      $2,763      $  --       $308,425
Corporate bonds .......................     1,030         192         --          1,222
Trust preferred securities ............    32,806       3,125       (110)        35,821
                                         ----------------------------------------------
   Total held to maturity .............  $339,498      $6,080      $(110)      $345,468
                                         ==============================================

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

                                                     Gross        Gross      Estimated
                                        Amortized  Unrealized   Unrealized  Fair Market
                                          Cost       Gains        Losses       Value
                                        -----------------------------------------------
                                                        (In thousands)
June 30, 2002
Available for Sale:
Equity securities ....................  $  4,266      $  29      $    --       $  4,295
                                        ===============================================
Held to Maturity:
U.S. government agency obligations ...  $145,160      $ 429      $(1,094)      $144,495
Corporate bonds ......................     1,034         46           --          1,080
                                        -----------------------------------------------
Trust preferred securities ...........    33,296        301         (496)        33,101
                                        -----------------------------------------------
   Total held to maturity ............  $179,490      $ 776      $(1,590)      $178,676
                                        ===============================================

The amortized cost and estimated fair market value of investment securities held to maturity at June 30, 2003, by contractual maturity, are shown below. The expected maturity may differ from the contractual maturity because issuers may have the right to call obligations. Available for sale securities have been excluded from the table as they are equity securities.

                                                                      Estimated
                                                         Amortized   Fair Market
                                                           Cost         Value
                                                         -----------------------
June 30, 2003                                                 (In thousands)
Held to Maturity:
Maturing after one year but within five years .......     $ 25,000     $ 25,176
Maturing after five years but within ten years ......        1,030        1,222
Maturing after ten years ............................      313,468      319,070
                                                         -----------------------
   Total held to maturity ...........................     $339,498     $345,468
                                                         =======================

At June 30, 2003 and 2002, investment securities with a carrying value of $100,000,000 and $49,265,000, respectively, were pledged to secure Federal Home Loan Bank of New York advances and other borrowings.

For the year ended June 30, 2002, the Company sold $14,800 of investment securities available for sale for proceeds of $14,500. Gross losses of less than $1,000 were recognized on the sale. There were no sales of investment securities for the years ended June 30, 2003 and 2001.

D. Mortgage-Backed Securities

                                                                  June 30,
                                                           ---------------------
                                                             2003         2002
                                                           ---------------------
                                                              (In thousands)
Ginnie Mae ............................................    $    415     $    642
Freddie Mac ...........................................      37,968       84,757
Fannie Mae ............................................      54,430       82,891
Collateralized Mortgage Obligations/REMICs/IOs ........         149           42
                                                           ---------------------
                                                             92,962      168,332
Unamortized premiums, net .............................         670        1,357
                                                           ---------------------
                                                           $ 93,632     $169,689
                                                           =====================

The estimated fair market values of mortgage-backed securities were $97,138,000 and $174,036,000 at June 30, 2003 and 2002, respectively. There were no sales of mortgage-backed securities in the years ended June 30, 2003, 2002 and 2001.

The carrying value of mortgage-backed securities pledged were as follows:

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued


                                                                  June 30,
                                                           ---------------------
                                                             2003         2002
                                                           ---------------------
                                                              (In thousands)
Pledged to secure:
   Federal Home Loan Bank of New York advances ........    $ 64,262     $130,817
   Other borrowings ...................................      10,224       10,318
   Public funds on deposit ............................       1,000        1,871
                                                           ---------------------
                                                           $ 75,486     $143,006
                                                           =====================

Collateralized mortgage obligations consist primarily of fixed and adjustable rate sequentially paying securities with short durations.

The gross unrealized gains and losses of mortgage-backed securities held at June 30, 2003 and 2002 were as follows:

                                                         June 30, 2003          June 30, 2002
                                                    ----------------------------------------------
                                                      Gross       Gross       Gross       Gross
                                                    Unrealized  Unrealized  Unrealized  Unrealized
                                                      Gains       Losses      Gains       Losses
                                                    ----------------------------------------------
                                                                     (In thousands)
Ginnie Mae .......................................     $   40       $ --       $   54       $ --
Freddie Mac ......................................      1,439         --        2,384         --
Fannie Mae .......................................      2,024         --        1,929         21
Collateralized Mortgage Obligations/REMICs/IOs ...          3         --            1         --
                                                    ----------------------------------------------
                                                       $3,506       $ --       $4,368       $ 21
                                                    ==============================================

E. Loans Receivable, Net

                                                              June 30,
                                                     --------------------------
                                                        2003            2002
                                                     --------------------------
                                                           (In thousands)
First Mortgage Loans:
  Conventional .................................     $  943,842      $1,168,914
  FHA insured ..................................          2,484           2,838
  VA guaranteed ................................            234             393
                                                     --------------------------
  Total one- to four-family ....................        946,560       1,172,145
  Commercial and multi-family ..................        165,905         144,585
                                                     --------------------------
Total first mortgage loans .....................      1,112,465       1,316,730
                                                     --------------------------
Consumer:
  Second mortgages .............................         67,290          58,671
  Home equity lines of credit ..................         44,308          55,247
  Other ........................................          5,060           6,948
                                                     --------------------------
Total consumer loans ...........................        116,658         120,866
                                                     --------------------------
Total loans ....................................      1,229,123       1,437,596
                                                     --------------------------
Add (Less):
  Allowance for loan losses ....................         (6,284)         (5,821)
  Unamortized premium ..........................            639           1,764
  Unearned income on consumer loans ............             --              (1)
  Net deferred loan fees .......................          5,440           7,722
                                                     --------------------------
                                                           (205)          3,664
                                                     --------------------------
                                                     $1,228,918      $1,441,260
                                                     ==========================

At June 30, 2003 and 2002, there were $11,496,000 and $1,592,000, respectively, of one- to four-family mortgage loans included in loans held for sale. At June 30, 2003 and 2002, there were commitments to sell these loans.

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued



Non-accruing loans at June 30, 2003 and 2002 were $1,682,000 and $3,275,000, respectively, which represents 0.14% and 0.23%, respectively, of total loans outstanding. The total interest income that would have been recorded for the years ended June 30, 2003 and 2002, had these loans been current in accordance with their original terms, or since the date of origination if outstanding for only part of the year, was approximately $82,000 and $134,000, respectively.

At June 30, 2003 and 2002 there were no impaired loans.

The following is an analysis of the allowance for loan losses:

                                                       Year ended June 30,
                                                --------------------------------
                                                  2003        2002        2001
                                                --------------------------------
                                                         (In thousands)
Balance, beginning of year .................    $ 5,821     $ 4,248     $ 3,983
Provisions for losses on loans .............        525       1,625         625
Losses charged to allowance ................        (62)        (52)       (360)
                                                --------------------------------
Balance, end of year .......................    $ 6,284     $ 5,821     $ 4,248
                                                ================================

The Company's loan portfolio consists primarily of loans secured by residential and commercial real estate located in its market areas. Therefore, the collectibility of these loans is dependent to a large degree on the overall strength of the New Jersey economy, as well as the specific strength of the real estate sector.

At June 30, 2003 and 2002, commercial and multi-family real estate loans totaled $165,905,000 and $144,585,000, respectively. These loans are considered by management to be of somewhat greater risk of collectibility due to their dependency on income production. The majority of the Company's commercial and multi-family real estate loans were collateralized by real estate located in New Jersey. Commercial and multi-family real estate loans collateralized by multi-family or mixed use properties were $49,448,000 and $41,971,000 at June 30, 2003 and 2002, respectively. At June 30, 2003 and 2002, the commercial and multi-family real estate loan portfolio included $1,793,000 and $1,791,000, respectively, of lines of credit secured by non-real estate business assets. Furthermore, there were $10,848,000 and $7,278,000 of loans outstanding at June 30, 2003 and 2002, respectively, under the accounts receivable financing program for small and mid-sized businesses. The remaining loans in this portfolio were collateralized by other types of non-residential, commercial real estate properties.

Loans serviced for others totaled approximately $86,994,000 and $167,829,000 at June 30, 2003 and 2002, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, collection activities and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges assessed to borrowers, such as late payment fees. In connection with these loans serviced for others, the Company held borrowers' escrow balances of $943,000 and $1,739,000 at June 30, 2003 and 2002, respectively.

F. Premises and Equipment, Net

                                                                   June 30,
                                                             -------------------
                                                                2003       2002
                                                             -------------------
                                                                 (In thousands)
Land ....................................................    $ 5,575     $ 4,622
Buildings and improvements ..............................     16,717      16,343
Leasehold improvements ..................................      1,795       1,624
Furniture and equipment .................................     14,602      12,879
                                                             -------------------
                                                              38,689      35,468
Less: accumulated depreciation and amortization .........     17,586      15,870
                                                             -------------------
                                                             $21,103     $19,598
                                                             ===================

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

G. Real Estate Owned

                                                                     June 30,
                                                                ----------------
                                                                 2003      2002
                                                                ----------------
                                                                 (In thousands)
Acquired by foreclosure or deed in lieu of foreclosure .....    $ 110     $ 110
Allowance for losses on real estate owned ..................      (82)      (82)
                                                                ----------------
Real estate owned, net .....................................    $  28     $  28
                                                                ================

Results of real estate operations were as follows:

                                                           Year ended June 30,
                                                        ------------------------
                                                        2003     2002      2001
                                                        ------------------------
                                                            (In thousands)
Net gain on sales of real estate owned .............    $ --    $ 218     $ 101
Holding costs ......................................       3      (80)      (20)
Provision for losses on real estate owned ..........      --      (51)      (16)
                                                        ------------------------
Net gain from real estate operations ...............    $  3    $  87     $  65
                                                        ========================

Activity in the allowance for losses on real estate owned was as follows:

                                                           Year ended June 30,
                                                         -----------------------
                                                         2003     2002     2001
                                                         -----------------------
                                                              (In thousands)
Balance, beginning of year .........................     $ 82     $ 31     $ 33
Provisions charged to operations ...................       --       51       16
Losses charged to allowance ........................       --       --      (18)
                                                         -----------------------
Balance, end of year ...............................     $ 82     $ 82     $ 31
                                                         =======================

H. Deposits

                                                      June 30, 2003               June 30, 2002
                                               ------------------------------------------------------
                                                              Weighted                    Weighted
                                                               Average                     Average
                                                  Amount    Interest Rate     Amount    Interest Rate
                                               ------------------------------------------------------
                                                                (Dollars in thousands)
Non-interest-bearing demand .................   $   61,163                  $   57,285
Interest-bearing demand .....................       88,931       0.24%          91,392       1.28%
Money market accounts .......................       22,804       0.74           20,317       1.48
Savings accounts ............................      355,118       2.51          311,740       2.72

Certificates with remaining maturities of:
  One year or less ..........................      373,753       2.57          432,807       4.03
  Over one year to three years ..............      166,337       4.38          224,065       4.56
  Over three years to five years ............       25,242       4.07           35,255       4.75
                                                ----------                  ----------
Total certificates ..........................      565,332       3.17          692,127       4.24
Accrued interest payable ....................        1,318                       1,646
                                                ----------                  ----------
                                                $1,094,666       2.49%      $1,174,507       3.35%
                                                ==========                  ==========

The aggregate amount of accounts with a denomination of $100,000 or more was approximately $236,991,000 and $234,551,000 at June 30, 2003 and 2002,
respectively.

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued


I. Federal Home Loan Bank of New York Advances and Other Borrowings

The following table presents Federal Home Loan Bank of New York ("FHLB of New York") advances at the earlier of the callable date or maturity date:

                                                   June 30, 2003              June 30, 2002
                                             ---------------------------------------------------
                                                          Weighted                   Weighted
                                                           Average                    Average
                                              Amount    Interest Rate    Amount    Interest Rate
                                             ---------------------------------------------------
                                                          (Dollars in thousands)
Within one year ...........................  $ 79,000        5.48%      $125,000        5.98%
After one year but within two years .......   160,000        5.86         79,000        5.48
After two years but within three years ....   130,000        5.24        160,000        5.86
After three years but within four years ...    40,465        5.51        120,000        5.30
After four years but within five years ....    45,000        5.60         20,465        5.02
After five years ..........................    50,000        6.61             --          --
                                             ---------                  --------
                                             $504,465        5.66%      $504,465        5.66%
                                             =========                  ========

The FHLB of New York advances are all fixed rate borrowings collateralized either under a blanket pledge agreement by one- to four-family mortgage loans or with investment and mortgage-backed securities.

At June 30, 2003, the Company had available from the FHLB of New York an overnight repricing line of credit and a one-month overnight repricing line of credit, each in the amount $50,000,000. Both credit lines renew annually and currently expire in May 2004. Each line of credit has a variable interest rate. At June 30, 2003 and 2002 there were no overnight borrowings under either credit line. In addition, the Company had available overnight variable repricing lines of credit with other correspondent banks totaling $7,000,000. There were no borrowings under these lines at June 30, 2003 or 2002. The Company also has a $7,500,000 unsecured revolving line of credit. This line of credit has a variable interest rate tied to 30-day LIBOR. At June 30, 2003, the Company had $7,294,000 of borrowings under this line of credit with an interest rate of 2.82%. Borrowings under this line at June 30, 2002 were $3,964,000 with an interest rate of 3.34%.

From time to time, the Company enters into sales of securities under agreements to repurchase ("reverse repurchase agreements"). These agreements are accounted for as financing arrangements and the obligations to repurchase securities sold are reflected as other borrowings in the accompanying Consolidated Statements of Financial Condition. The reverse repurchase agreements are collateralized by investment and mortgage-backed securities which continue to be carried as assets by the Company, with a carrying value of $20,224,000 and $20,318,000 and a market value of $20,687,000 and $20,512,000 at June 30, 2003 and 2002,
respectively. Based on the provisions of these reverse repurchase agreements, counterparties are not permitted to sell or repledge the collateral pledged by the Company.

The following table presents reverse repurchase agreements at the earlier of the callable date or the maturity date:

                                               June 30, 2003             June 30, 2002
                                          -------------------------------------------------
                                                      Weighted                  Weighted
                                                       Average                   Average
                                          Amount    Interest Rate   Amount    Interest Rate
                                          -------------------------------------------------
                                                      (Dollars in thousands)
Within one year ........................  $19,350        4.92%      $    --          --%
After one year but within five years ...       --          --        19,350        4.92
                                          -------                   --------
                                          $19,350        4.92%      $19,350        4.92%
                                          =======                   =======

The average balance of reverse repurchase agreements for the years ended June 30, 2003 and 2002 was $19,350,000 and $39,858,000, respectively.

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued


J. Junior Subordinated Deferrable Interest Debentures

In 2003, PennFed formed a third wholly-owned trust subsidiary, Trust III. On June 2, 2003, Trust III sold $30.0 million of variable rate cumulative trust preferred securities in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act"). Therefore, these securities have not been registered under the Act. Trust III used the proceeds from the sale of its trust preferred securities to purchase variable rate junior subordinated deferrable interest debentures issued by PennFed. The sole assets of Trust III are $30.9 million of junior subordinated deferrable interest debentures which mature in 2033 and are redeemable at any time after five years. The obligations of PennFed related to Trust III constitute a full and unconditional guarantee by PennFed of Trust III obligations under its trust preferred securities. The Company used the proceeds from the junior subordinated deferrable interest debentures together with available cash to redeem the $34.5 million of 8.90% cumulative trust preferred securities issued by PennFed Capital Trust I in October 1997.

K. Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated Deferrable Interest Debentures

In October 1997, PennFed formed a wholly-owned trust subsidiary, PennFed Capital Trust I (the "Trust I"). On October 21, 1997, Trust I sold $34.5 million of 8.90% cumulative trust preferred securities to the public which are reflected on the Consolidated Statements of Financial Condition as Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated Deferrable Interest Debentures. Trust I used the proceeds from the sale of its trust preferred securities to purchase 8.90% junior subordinated Deferrable Interest debentures issued by PennFed. On June 3, 2003, the Company redeemed the $34.5 million of 8.90% junior subordinated deferrable interest debentures, which resulted in the trustee redeeming the related trust preferred securities issued by Trust I.

In March 2001, PennFed formed a second wholly-owned trust subsidiary, Trust II. On March 28, 2001, Trust II sold $12.0 million of 10.18% cumulative trust preferred securities in a private transaction exempt from registration under the Act. Therefore, these securities have not been registered under the Act. These securities are reflected on the Consolidated Statements of Financial Condition as Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated Deferrable Interest Debentures. Trust II used the proceeds from the sale of its trust preferred securities to purchase 10.18% junior subordinated deferrable interest debentures issued by PennFed. The sole assets of Trust II are $12.4 million of junior subordinated deferrable interest debentures which mature in 2031 and are redeemable at any time after ten years. The obligations of PennFed related to Trust II constitute a full and unconditional guarantee by PennFed of Trust II obligations under its trust preferred securities. The Company used the proceeds from the junior subordinated deferrable interest debentures for general corporate purposes, including a $4.2 million capital contribution to the Bank to support future growth. Distributions payable on these trust preferred securities, as well as the distributions payable on the $34.5 million of Trust I securities have historically been included as a component of non-interest expense on the Consolidated Statements of Income.

L. Employee Benefit Plans

401(K) Plan

The Company's employee benefits include the Penn Federal Savings Bank 401(k) Plan (the "Plan"). All employees of the Company who work at least 1,000 hours per year and are at least 201/2 years old are eligible to participate in the Plan. The Plan provides for a discretionary Company match of employee contributions. For the years ended June 30, 2003, 2002 and 2001, expense related to the Plan was $139,000, $155,000 and $110,000, respectively. At June 30, 2003 and 2002, the Plan assets included common stock of the Company with a market value of $782,000 and $755,000, respectively.

Employee Stock Ownership Plan ("ESOP")

In connection with the Conversion, the Company established an ESOP for eligible employees. All full-time employees are eligible to participate in the ESOP after they attain age 21 and complete one year of service

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued


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

The ESOP borrowed $4,760,000 from PennFed and purchased 952,000 shares of common stock issued in the Conversion. This loan is to be repaid from discretionary contributions by the Bank to the ESOP trust. The Bank has and intends to continue to make contributions to the ESOP in amounts at least equal to the principal and interest requirement of the debt, assuming a ten year term and an interest rate of 7.46%. Annual contributions to the ESOP, which are used to fund principal and interest payments on the ESOP debt, total $692,000. At June 30, 2003 and 2002, the loan had an outstanding balance of $644,000 and $1,244,000 and the ESOP had unallocated shares of 128,830 and 248,716, respectively. Based upon a $27.75 closing price per share of common stock on June 30, 2003, the unallocated shares had a fair value of approximately $3,575,000. The unamortized balance of the ESOP debt is reflected as a reduction of stockholders' equity.

For the years ended June 30, 2003, 2002 and 2001, the Bank recorded compensation expense related to the ESOP of $3,105,000, $2,494,000 and $1,680,000,
respectively. The compensation expense related to the ESOP includes $2,606,000, $2,020,000 and $1,242,000, respectively, for a valuation adjustment to reflect the increase in the average fair value of allocated shares for the period from the time of purchase to the allocation date. The ESOP allocated 119,886, 111,564 and 103,818 shares for the years ended June 30, 2003, 2002 and 2001, respectively, to participants in the plan.

Management Recognition Plan

In connection with the Conversion, the Company established a Management Recognition Plan ("MRP") as a means of enhancing and encouraging the recruitment and retention of directors and officers. A maximum amount of an additional 4%, or 476,000 shares, of the shares outstanding upon Conversion were permitted to be awarded under the plan. All 476,000 shares of restricted stock were awarded under the MRP. The shares vested in equal installments, generally over a five-year period, with the final installment vesting on April 28, 1999. Of the total original shares awarded, 2,142 shares did not vest and were cancelled. These 2,142 shares were re-awarded and vested during the year ended June 30, 2000. No MRP expense was recorded for the years ended June 30, 2003, 2002 and 2001.

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

Stock Option Plan

In connection with the Conversion, the Company established the 1994 Stock Option and Incentive Plan ("Option Plan"). The Option Plan was subsequently amended to increase the number of shares of common stock available for awards thereunder from 1,190,000 to 1,671,246. The exercise price for the options granted under the Option Plan cannot be less than the fair market value of the Company's common stock on the date of the grant. The options are granted, and the terms of the options are established, by the Compensation Committee of the Board of Directors. Transactions during the years ended June 30, 2003, 2002 and 2001 relating to the Option Plan are as follows:

                                                                        Weighted
                                                                         Average
                                                                        Exercise
                                                          Options        Price
                                                         -----------------------
Balance, June 30, 2000 ............................      1,490,017       $ 9.69
   Granted ........................................             --           --
   Exercised ......................................        (66,650)        5.95
   Expired ........................................             --           --
   Forfeited ......................................             --           --
                                                         ----------------------
Balance, June 30, 2001 ............................      1,423,367         9.86
   Granted ........................................             --           --
   Exercised ......................................       (224,851)        6.90
   Expired ........................................             --           --
   Forfeited ......................................             --           --
                                                         ----------------------
Balance, June 30, 2002 ............................      1,198,516        10.42
   Granted ........................................             --           --
   Exercised ......................................        (86,913)        6.80
   Expired ........................................             --           --
   Forfeited ......................................             --           --
                                                         ----------------------
Balance, June 30, 2003 ............................      1,111,603       $10.73
                                                         ======================

At June 30, 2003, 2002 and 2001, 1,108,603 options, 1,192,516 options and
1,414,366 options were exercisable, respectively, with exercise prices ranging from $5.25 to $17.19. Of the shares reflected in the above table, at June 30, 2003, only 3,000 shares at an exercise price of $16.81 are not currently exercisable.

The following table summarizes information about stock options outstanding as of June 30, 2003:

                                                         Weighted
                                    Number                Average
             Exercise             Outstanding            Remaining
              Prices           at June 30, 2003            Life
          --------------------------------------------------------
              $ 5.25                494,381             1.30 years
              $ 7.94                124,950             3.07
              $13.88                 38,600             4.06
              $16.81                 59,252             6.08
              $17.19                394,420             4.45
                                  ---------
          $5.25 to $17.19         1,111,603             2.97 years
                                  =========

Supplemental Executive Retirement Plan and Director's Retirement Plan

The Company currently provides for a Supplemental Executive Retirement Plan and a Director's Retirement Plan for certain key executive employees and directors. Benefits provided are based primarily on years of service and compensation or fees. Based on the terms of the two plans, there was no benefit obligation as of the beginning of the fiscal year. Service cost for the year ended June 30, 2003 was $117,000. Both plans are unfunded and at June 30, 2003 the benefit obligation of $117,000 is included in accounts payable and other liabilities in the Consolidated Statements of Financial Condition. The assumptions used in calculating the benefit obligation included a 4% compensation increase rate and a discount rate of 3%. The accounting for these postretirement benefits is in accordance with Statement of Financial Accounting Standards No. 87 "Employer's Accounting for Pensions."

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

M. Income Taxes

The income tax provision is comprised of the following components:

                                                       Year ended June 30,
                                                --------------------------------
                                                  2003        2002        2001
                                                --------------------------------
                                                         (In thousands)
Current provision ..........................    $ 9,646     $ 8,432     $ 7,128
Deferred benefit ...........................     (1,539)       (396)       (320)
                                                --------------------------------
Total income tax provision .................    $ 8,107     $ 8,036     $ 6,808
                                                ================================

Income taxes payable is included in Accounts payable and other liabilities in the Consolidated Statements of Financial Condition at June 30, 2003 and 2002. The financial statements also include a net deferred tax asset of $1,443,000 that has been recorded for the temporary differences between the tax basis and the financial statement carrying amounts of assets and liabilities. The source of these temporary differences and their deferred tax effect at June 30, 2003 and 2002 is as follows:

                                                                        June 30,
                                                                   -----------------
                                                                    2003      2002
                                                                   -----------------
                                                                     (In thousands)
Deferred tax assets:
  Allowance for loan losses .....................................  $2,149    $1,877
  Litigation reserves ...........................................      16        16
  Deposit premium intangible ....................................   1,746     1,534
  Depreciation ..................................................     598       505
                                                                   -----------------
Total deferred tax assets .......................................   4,509     3,932
                                                                   -----------------
Deferred tax liabilities:
  Deferred loan fees ............................................   2,596     3,622
  Purchase accounting ...........................................     133       133
  Servicing asset ...............................................     101       176
  Commitments to sell loans .....................................     139        --
  Unrealized gain on investment securities available for sale ...      97        11
                                                                   -----------------
Total deferred tax liabilities ..................................   3,066     3,942
                                                                   -----------------
Net deferred tax asset (liability) ..............................  $1,443    $  (10)
                                                                   =================

A reconciliation of the statutory income tax provision to the effective income tax provision is as follows:

                                                        Year ended June 30,
                                                  ------------------------------
                                                   2003        2002       2001
                                                  ------------------------------
                                                          (In thousands)
Income tax provision at statutory rate .......    $7,644      $7,917     $6,762
Amortization of intangibles ..................        18          44         70
State and local income tax provision .........       598          64         --
Other, net ...................................      (153)         11        (24)
                                                  ------------------------------
Total income tax provision ...................    $8,107      $8,036     $6,808
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

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

N. Commitments and Contingencies

Lease Commitments -- At June 30, 2003, minimum rental commitments under all noncancellable operating leases with initial or remaining terms of more than one year are as follows:

                                                                    Minimum Rent
Year ending June 30,                                              (In thousands)
--------------------                                              --------------
2004 .........................................................            $  398
2005 .........................................................               413
2006 .........................................................               421
2007 .........................................................               428
2008 .........................................................               322
2009 and later ...............................................               391
                                                                          ------
                                                                          $2,373
                                                                          ======

Rentals under long-term operating leases for certain branch offices amounted to $348,000, $341,000 and $328,000 for the years ended June 30, 2003, 2002 and
2001, respectively. Rental income of $532,000, $490,000 and $470,000 for the years ended June 30, 2003, 2002 and 2001, respectively, is netted against occupancy expense in the Consolidated Statements of Income.

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

The following summarizes the notional amount of off-balance sheet financial instruments:

                                                                   June 30,
                                                              ------------------
                                                               2003       2002
                                                              ------------------
                                                                (In thousands)
Commitments to extend credit .............................    $62,330    $38,781
Unused lines of credit ...................................     87,522     92,138
Commitments to sell loans ................................         --      2,805
Commitments to purchase loans ............................         --        455

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

Prior to fiscal 2003, commitments to sell loans represented agreements to sell loans prior to the time the loan was closed and funded. The Company currently sells one- to four-family mortgage loans, meeting certain criteria, on a forward basis. The loans are sold and the selling price determined prior to the time the loan is closed and funded.

Commitments to purchase loans represent agreements to purchase loans through correspondent relationships established by the Company with other institutions. The Company generally purchases newly originated

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

one- to four-family residential mortgages secured by properties primarily located in New Jersey. Prior to purchase, the Company generally applies the same underwriting criteria used in its own originations.

Financial Instruments -- Beginning July 1, 2002, commitments to sell loans have been marked to fair value and included in the Consolidated Statements of Financial Condition. At June 30, 2003, the fair value of commitments to sell loans was $231,000. The commitments to extend credit on these loans sold forward at June 30, 2003 amounted to $33,696,000 and are off-balance sheet financial instruments.

Other Contingencies -- In 1987, the New Jersey Department of Environmental Protection ("NJDEP") conducted an environment contamination investigation of the Orange Road branch site of First Federal Savings and Loan Association of Montclair ("First Federal"). Prior to the acquisition by First Federal, the location was used as a gasoline service station. On August 16, 1989, the NJDEP issued a "no further action" letter to First Federal with regard to this site. The Bank acquired First Federal effective September 11, 1989. Notwithstanding the earlier "no further action" letter, on June 25, 1997, the NJDEP issued a letter demanding that Penn Federal Savings Bank develop a remedial action work plan for the Orange Road branch site as a result of an investigation conducted on behalf of an adjacent property owner. The Bank disputed the NJDEP position that Penn Federal Savings Bank was a responsible party. On July 1, 1998, the NJDEP issued a letter determining that Penn Federal Savings Bank, Mobil Oil Corporation (now ExxonMobil) and the former gasoline service station owner were all responsible parties for the clean up at the subject site. Responsible parties may ultimately have full or partial obligation for the cost of remediation. In order to comply with the NJDEP directive, the Bank has entered into a cost sharing arrangement with ExxonMobil whereby ExxonMobil has agreed to develop and implement the remedial action work plan required by the NJDEP.

Based upon an environmental engineering report, a remedial investigation would cost approximately $30,000. The environmental engineering company has also indicated that, based upon their experience with similar type projects, the majority of cases are addressed by natural remediation. Natural remediation costs, if needed, range from $60,000 to $150,000. At June 30, 2003 and 2002, a contingent environmental liability of $45,000 was included in accounts payable and other liabilities on the Company's Consolidated Statements of Financial Condition. The $45,000 represents one-half of the remedial investigation (one-half of $30,000, or $15,000) plus one-half of the lower end of the range for natural remediation (one-half of $60,000, or $30,000). Based upon the most current information available, management believes the $45,000 represents the most likely liability at this time.

The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. At the present time, management does not anticipate losses on any of these claims or actions which would have a material adverse effect on the accompanying consolidated financial statements.

O. Stockholders' Equity and Regulatory Capital

During the year ended June 30, 2003, the Company repurchased 600,000 shares of its outstanding common stock at prices ranging from $25.35 to $28.30 per share, for a total cost of $16,106,000. During the year ended June 30, 2002, the Company repurchased 500,000 shares of its outstanding common stock. The prices paid for the repurchased shares ranged from $19.25 to $27.14 per share, for a total cost of $11,119,000. During the year ended June 30, 2001, the Company repurchased 845,000 shares of its outstanding common stock at prices ranging from $13.13 to $22.65 per share, for a total cost of $14,545,000.

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

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of tangible capital of not less than 1.5% of tangible assets, core capital of not less than 4% of adjusted tangible assets and risk-based capital of not less than 8% of risk-weighted assets. As of June 30, 2003, the Bank met all capital adequacy requirements to which it was subject.

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

                                                                                                  To Be Well
                                                                                               Capitalized Under
                                                                       For Minimum Capital     Prompt Corrective
                                                       Actual           Adequacy Purposes      Action Provisions
                                                 ---------------------------------------------------------------
                                                  Amount     Ratio      Amount      Ratio      Amount      Ratio
                                                 ---------------------------------------------------------------
                                                                      (Dollars in thousands)
As of June 30, 2003
   Tangible capital, and ratio to
     adjusted total assets .................     $157,853     8.73%     $27,127     1.50%          N/A      N/A
   Tier 1 (core) capital, and ratio to
     adjusted total assets .................     $157,853     8.73%     $72,339     4.00%     $ 90,424     5.00%
   Tier 1 (core) capital, and ratio to
     risk-weighted assets ..................     $157,853    16.54%         N/A      N/A      $ 57,274     6.00%
   Risk-based capital, and ratio to
     risk-weighted assets ..................     $164,241    17.21%     $76,366     8.00%     $ 95,457    10.00%

As of June 30, 2002
   Tangible capital, and ratio to
     adjusted total assets .................     $158,034     8.37%     $28,323     1.50%          N/A      N/A
   Tier 1 (core) capital, and ratio to
     adjusted total assets .................     $158,034     8.37%     $75,529     4.00%     $ 94,411     5.00%
   Tier 1 (core) capital, and ratio to
     risk-weighted assets ..................     $158,034    15.36%         N/A      N/A      $ 61,722     6.00%
   Risk-based capital, and ratio to
     risk-weighted assets ..................     $163,828    15.93%     $82,296     8.00%     $102,869    10.00%

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued



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

                                                                                              To Be Well
                                                                                          Capitalized Under
                                                                   For Minimum Capital    Prompt Corrective
                                                    Actual          Adequacy Purposes     Action Provisions
                                             ---------------------------------------------------------------
                                              Amount      Ratio     Amount      Ratio     Amount       Ratio
                                             ---------------------------------------------------------------
                                                                  (Dollars in thousands)
As of June 30, 2003
   Tangible capital, and ratio to
     adjusted total assets ...............   $151,260      8.35%    $27,165     1.50%         N/A       N/A
   Tier 1 (core) capital, and ratio to
     adjusted total assets ...............   $151,260      8.35%    $72,441     4.00%    $ 90,551      5.00%
   Tier 1 (core) capital, and ratio to
     risk-weighted assets ................   $151,260     16.00%        N/A      N/A     $ 56,733      6.00%
   Risk-based capital, and ratio to
     risk-weighted assets ................   $157,647     16.67%    $75,644     8.00%    $ 94,555     10.00%

As of June 30, 2002
   Tangible capital, and ratio to
     adjusted total assets ...............   $151,600      8.02%    $28,349     1.50%         N/A       N/A
   Tier 1 (core) capital, and ratio to
     adjusted total assets ...............   $151,600      8.02%    $75,597     4.00%    $ 94,496      5.00%
   Tier 1 (core) capital, and ratio to
     risk-weighted assets ................   $151,600     14.87%        N/A      N/A     $ 61,150      6.00%
   Risk-based capital, and ratio to
     risk-weighted assets ................   $157,386     15.44%    $81,534     8.00%    $101,917     10.00%

Federal regulations impose certain limitations on the payment of dividends and other capital distributions by the Bank. Under current regulations, savings institutions, such as the Bank, are generally permitted to make capital distributions without OTS approval during any calendar year equal to 100% of calendar year-to-date net income plus retained net income for the two previous calendar years. A savings institution, such as the Bank, which is a subsidiary of a savings and loan holding company, must file a notice of the proposed dividend or other capital distribution with the OTS at least 30 days prior to the declaration of such dividend or distribution. At June 30, 2003, the Bank could have paid dividends totaling approximately $5.3 million.

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued


P. Computation of EPS

The computation of EPS is presented in the following table.

                                                                For the year ended June 30,
                                                     -------------------------------------------------
                                                         2003               2002               2001
                                                     -------------------------------------------------
                                                      (Dollars in thousands, except per share amounts)
Net income .......................................   $    13,734        $    14,583        $    12,513
                                                     =================================================
Number of shares outstanding:
Weighted average shares issued ...................    11,900,000         11,900,000         11,900,000
Less: Weighted average shares held in treasury ...     4,764,775          4,383,643          3,891,390
Less: Average shares held by the ESOP ............       952,000            952,000            952,000
Plus: ESOP shares released or committed to be
          released during the fiscal year ........       778,008            661,256            552,611
                                                     -------------------------------------------------
Average basic shares .............................     6,961,233          7,225,613          7,609,221
Plus: Average common stock equivalents ...........       524,548            542,809            489,382
                                                     -------------------------------------------------
Average diluted shares ...........................     7,485,781          7,768,422          8,098,603
                                                     =================================================
Earnings per common share:
   Basic .........................................   $      1.97        $      2.02        $      1.64
                                                     =================================================
   Diluted .......................................   $      1.83        $      1.88        $      1.55
                                                     =================================================

Q. Disclosure About Fair Value of Financial Instruments

The carrying amounts and estimated fair value of the Company's financial instruments at June 30, 2003 and 2002 were as follows:

                                                                June 30, 2003            June 30, 2002
                                                          -------------------------------------------------
                                                           Carrying    Estimated     Carrying    Estimated
                                                            Amount     Fair Value     Amount     Fair Value
                                                          -------------------------------------------------
                                                                           (In thousands)
Financial assets:
   Cash and cash equivalents ..........................   $   83,046   $   83,046   $   37,189   $   37,189
   Investment securities ..............................      344,239      350,209      183,785      182,971
   Mortgage-backed securities .........................       93,632       97,138      169,689      174,036
   FHLB of New York stock .............................       25,223       25,223       25,656       25,656
                                                          -------------------------------------------------
   Total cash and investments .........................      546,140      555,616      416,319      419,852
                                                          -------------------------------------------------
   Loans held for sale ................................       11,496       11,728        1,592        1,592
   Loans receivable, less allowance for loan losses ...    1,217,422    1,244,554    1,439,668    1,462,682
                                                          -------------------------------------------------
   Total loans ........................................    1,228,918    1,256,282    1,441,260    1,464,274
   Other financial assets .............................          231          231           --           --
                                                          -------------------------------------------------
Total financial assets ................................   $1,775,289   $1,812,129   $1,857,579   $1,884,126
                                                          =================================================
Financial liabilities:
   Deposits ...........................................   $1,094,666   $1,106,213   $1,174,507   $1,188,166
   FHLB of New York advances ..........................      504,465      575,288      504,465      536,767
   Other borrowings ...................................       26,644       27,289       23,314       24,031
   Junior subordinated debentures .....................       30,005       30,005           --           --
   Mortgage escrow funds ..............................       10,491       10,491       12,772       12,772

   Net trust preferred securities .....................       11,621       14,614       44,537       46,490
                                                          -------------------------------------------------
Total financial liabilities ...........................   $1,677,892   $1,763,900   $1,759,595   $1,808,226
                                                          =================================================

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

                                                    June 30, 2003         June 30, 2002
                                                -------------------------------------------
                                                Notional  Estimated   Notional   Estimated
                                                 Amount   Fair Value   Amount    Fair Value
                                                -------------------------------------------
                                                             (In thousands)
Off-balance sheet financial instruments:
Commitments to extend credit ................    $62,330    $    --    $38,781    $    --
Unused lines of credit ......................     87,522         --     92,138         --
Commitments to sell loans ...................         --         --      2,805         --
Commitments to purchase loans ...............         --         --        455         --

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

Federal Home Loan Bank of New York Stock -- For this security, the carrying amount, which is par, is a reasonable estimate of fair value. All transactions in the capital stock of the FHLB of New York are executed at par.

Loans Held for Sale -- Fair value is based on the actual committed sales price.

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

Other Financial Assets -- Fair value is based upon current prices in the secondary market for mortgage loans with similar characteristics as the loan commitments.

Deposits -- The fair value of deposits with no stated maturity, such as savings, money market and other demand accounts, is equal to the amount payable on demand as of June 30, 2003 and 2002. Time deposits are segregated by type and original term. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is equivalent to the rate currently offered by the Company for deposits of similar type and maturity.

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

Junior Subordinated Debentures -- For this floating-rate debt, the carrying amount is a reasonable estimate of fair value.

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued


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

Commitments to Sell Loans -- At June 30, 2002 no fair value is estimated as no unrealized gains or losses are assumed to occur due to the sales price being fixed when the loan is sold forward.

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

The following sets forth an analysis of loans, all of which are current, to directors, officers and employees:

                                                                  June 30,
                                                           ---------------------
                                                             2003         2002
                                                           ---------------------
                                                              (In thousands)
Balance, beginning of year ...........................     $ 5,990      $ 4,888
New loans granted ....................................       5,261        2,424
Repayments/reductions ................................      (2,687)      (1,322)
                                                           ---------------------
Balance, end of year .................................     $ 8,564      $ 5,990
                                                           =====================

In addition to the above amount of loans, at June 30, 2003 and 2002, there was $40,000 and $43,000, respectively, of outstanding balances on overdraft checking lines for directors, officers and employees.

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

In May 2003, FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes the standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Under SFAS 150, a mandatorily redeemable financial instrument shall be classified as a liability. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have an impact on the Company's consolidated financial condition, results of operations or cash flows.

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued


T. Condensed Financial Information of PennFed Financial Services, Inc. (Parent Company Only)

The following are the condensed financial statements for PennFed, parent company only, as of June 30, 2003 and 2002 and for the years ended June 30, 2003, 2002 and 2001 and should be read in conjunction with the Notes to Consolidated Financial Statements.

Condensed Statements of Financial Condition

                                                                 June 30,
                                                          ----------------------
                                                            2003          2002
                                                          ----------------------
                                                              (In thousands)
Assets
Cash ...............................................      $     25      $     26
Intercompany overnight investment ..................           528           639
                                                          ----------------------
  Total cash and cash equivalents ..................           553           665
Investment securities held to
  maturity, at amortized cost ......................        10,552        10,968
Investment in subsidiaries .........................       162,633       165,030
Prepaid Trust Preferred securities expenses ........         1,301         1,963
Accrued interest receivable ........................           264           267
Other assets .......................................           787         1,201
                                                          ----------------------
                                                          $176,090      $180,094
                                                          ======================
Liabilities and Stockholders' Equity
Junior subordinated debentures .....................      $ 43,300      $ 47,940
Intercompany loan payable ..........................         8,100         7,100
Unsecured revolving line of credit .................         7,294         3,964
Accrued interest payable ...........................           215           633
Other accrued expenses and other liabilities .......           346         1,696
Stockholders' equity ...............................       116,835       118,761
                                                          ----------------------
                                                          $176,090      $180,094
                                                          ======================

Condensed Statements of Operations

                                                                  Year ended June 30,
                                                           ---------------------------------
                                                             2003        2002        2001
                                                           ---------------------------------
                                                                    (In thousands)
Income
Interest income on intercompany balances ..............    $     98    $    158    $    243
Interest income on investment securities ..............         979         988         990
Other income ..........................................           1           2           4
                                                           ---------------------------------
                                                              1,078       1,148       1,237
Expenses
Interest expense on junior subordinated debentures ....       4,291       4,425       3,491
Interest on intercompany loan .........................         431         466         718
Interest on unsecured revolving line of credit ........         116          49         159
Other expenses ........................................       2,092         492         428
                                                           ---------------------------------
                                                              6,930       5,432       4,796
                                                           ---------------------------------
Loss before undistributed net income of subsidiaries ..      (5,852)     (4,284)     (3,559)
Equity in undistributed net income of subsidiaries ....      17,583      17,414      14,863
                                                           ---------------------------------
Income before income taxes ............................      11,731      13,130      11,304
Income tax benefit ....................................      (2,003)     (1,453)     (1,209)
                                                           ---------------------------------
Net income ............................................    $ 13,734    $ 14,583    $ 12,513
                                                           =================================


               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------------------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued


Condensed Statements of Cash Flows

                                                                                    Year ended June 30,
                                                                             ---------------------------------
                                                                                2003        2002        2001
                                                                             ---------------------------------
                                                                                        (In thousands)
Cash Flows From Operating Activities:
Net income ...............................................................   $ 13,734    $ 14,583    $ 12,513
Adjustments to reconcile net income to net cash used in
    operating activities:
     Equity in undistributed net income of subsidiaries ..................    (17,583)    (17,414)    (14,863)
     Amortization of investment securities premium .......................         21          19          18
     Increase (decrease) in accrued interest payable, net of accrued
        interest receivable ..............................................       (415)         25          80
     (Increase) decrease in prepaid trust preferred securities
         expense and other assets ........................................      1,076         (71)       (840)
     Increase (decrease) in accrued expenses and other liabilities .......     (1,350)        311         531
                                                                             ---------------------------------
        Net cash used in operating activities ............................     (4,517)     (2,547)     (2,561)
                                                                             ---------------------------------
Cash Flows From Investing Activities:
  Proceeds from maturities of investment securities ......................        395          --          --
  Investment in subsidiary bank ..........................................         --          --      (4,200)
  Investment in Trust I ..................................................      1,602          --          --
  Investment in Trust II .................................................         --          --        (372)
  Investment in Trust III ................................................       (928)         --          --
  Dividends received from subsidiary bank ................................     21,334       8,327      10,492
  Proceeds from principal repayment on ESOP loan .........................        600         557         519
                                                                             ---------------------------------
     Net cash provided by investing activities ...........................     23,003       8,884       6,439
                                                                             ---------------------------------
Cash Flows From Financing Activities:
  Increase in unsecured revolving line of credit .........................      3,330       3,964          --
  Increase in intercompany loan ..........................................      1,000          --          --
  Proceeds from issuance of junior subordinated debentures ...............     30,928          --      12,372
  Redemption of junior subordinated debentures ...........................    (35,568)         --          --
  Purchases of treasury stock, net of reissuance .........................    (15,516)     (9,567)    (14,148)
  Cash dividends paid ....................................................     (2,772)     (1,676)     (1,316)
                                                                             ---------------------------------
     Net cash used in financing activities ...............................    (18,598)     (7,279)     (3,092)
                                                                             ---------------------------------
Net increase (decrease) in cash and cash equivalents .....................       (112)       (942)        786
Cash and cash equivalents, beginning of year .............................        665       1,607         821
                                                                             ---------------------------------
Cash and cash equivalents, end of year ...................................   $    553    $    665    $  1,607
                                                                             =================================

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

U. Quarterly Financial Data (Unaudited)

                                                  Quarter ended
                                  ----------------------------------------------
                                           2002                     2003
                                  ----------------------------------------------
                                  September 30  December 31  March 31    June 30
                                  ----------------------------------------------
                                     (In thousands, except per share amounts)
Total interest income ..........     $29,001     $27,361     $25,576     $24,433
Total interest expense .........      17,211      16,410      14,787      14,548
                                  ----------------------------------------------
Net interest income ............      11,790      10,951      10,789       9,885
Provision for loan losses ......         225         200         100          --
Non-interest income ............       1,582       2,059       2,013       2,417
Non-interest expenses ..........       7,117       6,812       7,024       8,167
Income tax expense .............       2,206       2,174       2,106       1,621
                                  ----------------------------------------------
  Net income ...................     $ 3,824     $ 3,824     $ 3,572     $ 2,514
                                  ==============================================
Net income per common share:
  Basic ........................     $  0.54     $  0.55     $  0.51     $  0.37
                                  ==============================================
  Diluted ......................     $  0.50     $  0.51     $  0.48     $  0.34
                                  ==============================================

                                                  Quarter ended
                                  ----------------------------------------------
                                           2001                     2002
                                  ----------------------------------------------
                                  September 30  December 31  March 31    June 30
                                  ----------------------------------------------
                                     (In thousands, except per share amounts)
Total interest income ..........     $31,934     $30,330     $28,992     $30,083
Total interest expense .........      19,779      18,600      17,145      17,338
                                  ----------------------------------------------
Net interest income ............      12,155      11,730      11,847      12,745
Provision for loan losses ......         550         375         300         400
Non-interest income ............         845       1,009       1,048       1,315
Non-interest expenses ..........       6,930       6,844       7,027       7,649
Income tax expense .............       1,967       1,949       1,964       2,156
                                  ----------------------------------------------
  Net income ...................     $ 3,553     $ 3,571     $ 3,604     $ 3,855
                                  ==============================================
Net income per common share:
  Basic ........................     $  0.49     $  0.49     $  0.50     $  0.54
                                  ==============================================
  Diluted ......................     $  0.45     $  0.46     $  0.47     $  0.50
                                  ==============================================

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There has been no Current Report on Form 8-K filed reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:

An evaluation of the Registrant's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Act")) was carried out as of June 30, 2003 under the supervision and with the participation of the Registrant's Chief Executive Officer, Chief Financial Officer and several other members of the Registrant's senior management. The Registrant's Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2003, the Registrant's disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the Registrant's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b) Changes in Internal Controls:

During the quarter ended June 30, 2003, no charge occured in the Registrant's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Information Concerning Directors and Executive Officers

Information concerning Directors of the Registrant is incorporated herein by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 29, 2003, except for information contained under the headings "Audit Committee Reports," "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year. For information concerning Executive Officers of the Registrant who are not also Directors, see "Executive Officers" in Part I of this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by Directors, Officers and ten percent beneficial owners of the Registrant is incorporated herein by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 29, 2003.

Item 11. Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 29, 2003, except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 29, 2003, except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

The following table sets forth information as of June 30, 2003 with respect to compensation plans under which shares of Company common stock were issued.

                      Equity Compensation Plan Information

                                                                                      Number of Shares
                                                                                     Remaining Available
                                                                                     for Future Issuance
                                                                                        Under Equity
                                           Number of Shares to                       Compensation Plans
                                             be Issued Upon      Weighted-Average     (Excluding Shares
                                               Exercise of       Exercise Price of    Reflected in the
Plan Category                              Outstanding Options  Outstanding Options     First Column)
--------------------------------------------------------------------------------------------------------

Equity compensation plans approved
  by stockholders(1) ...................        1,111,603             $10.73                 --
Equity compensation plans not approved
  by stockholders ......................              N/A                N/A                N/A
Total ..................................        1,111,603             $10.73                 --

----------
(1) The only equity compensation plan approved by stockholders under which there are outstanding awards is the Company's 1994 Stock Option and Incentive Plan.

Item 13. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is incorporated herein by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 29, 2003, except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14. Principal Accountants Fees and Services

Information concerning principal accountants fees and services is incorporated herein by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 29, 2003.

                                    PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) (1) Financial Statements:

      The following information appearing in Part II, Item 8 of this Form 10-K is incorporated herein by reference.

      Independent Auditors' Report

            Consolidated Statements of Financial Condition at June 30, 2003 and 2002

            Consolidated Statements of Income for the Years Ended June 30, 2003, 2002 and 2001

            Consolidated Statements of Comprehensive Income for the Years Ended June 30, 2003, 2002 and 2001

            Consolidated Statements of Changes in Stockholders' Equity for the Years Ended June 30, 2003, 2002 and 2001

            Consolidated Statements of Cash Flows for the Years Ended June 30, 2003, 2002 and 2001

            Notes to Consolidated Financial Statements

      (a) (2) Financial Statement Schedules:

      All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

      (a) (3) Exhibits:

Regulation                                                                                                       Reference to
    S-K                                                                                                          Prior Filing
  Exhibit                                                                                                         or Exhibit
  Number                                    Document                                                                Number
-------------------------------------------------------------------------------------------------------------------------------
    2       Plan of acquisition, reorganization, arrangement, liquidation or succession                               None
    3 (i)   Certificate of Incorporation                                                                                *
    3 (ii)  Bylaws                                                                                                     **
    4       Instruments defining the rights of security holders, including indentures                                   *
    4 (i)   Stockholder Protection Rights Agreement                                                                    ***
    9       Voting Trust Agreement                                                                                    None
   10       Material contracts:
            (a) Employee Stock Ownership Plan                                                                           *
            (b) 1994 Amended and Restated Stock Option and Incentive Plan                                             ****
            (c) Management Recognition Plan                                                                             *
            (d) Employment Agreement with Joseph L. LaMonica                                                          ****
            (e) Employment Agreement with Patrick D. McTernan                                                         ****
            (f) Employment Agreement with Jeffrey J. Carfora                                                          *****
            (g) Employment Agreement with Barbara A. Flannery                                                         ****
            (h) Employment Agreement with Claire M. Chadwick                                                          10(h)
            (i) Supplemental Executive Retirement Plan                                                                10(i)
            (j) Supplemental Executive Life Insurance Plan                                                            10(j)
            (k) Outside Director's Retirement Plan                                                                    10(k)
            (l) Form of Consulting Agreement                                                                          10(l)
   11       Statement re: computation of per share earnings                                                            11
   12       Statements re: computation ratios                                                                          12
   13       Annual report to security holders                                                                     Not required
   16       Letter re: change in certifying accountant                                                                None
   18       Letter re: change in accounting principles                                                                None
   19       Report furnished to security holders                                                                      None
   21       Subsidiaries of the registrant                                                                             21
   22       Published report regarding matters submitted to vote of security holders                                  None
   23       Consents of experts and counsel                                                                            23
   24       Power of Attorney                                                                                         None
   31.1     Certification Required by Securities Exchange Act of 1934 Rule 13a-14(a) (Chief Executive Officer)        31.1
   31.2     Certification Required by Securities Exchange Act of 1934 Rule 13a-14(a) (Chief Financial Officer)        31.2
   32       Certifications Required by Section 1350 of Title 18 of the United States Code                              32
   99       Additional Exhibits                                                                                  Not applicable

----------

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

      (b) Reports on Form 8-K:

      During the fourth quarter of fiscal 2003, the Company filed or furnished the following reports on Form 8-K:

      Item #                    Item Description                           Filing Date
      ---------------------------------------------------------------------------------
       7 & 9      Third Quarter Earnings Release                           May 2, 2003
         7        Redemption of Trust Preferred Securities Press Release   May 9, 2003
         7        Completion of Stock Repurchase Program and
                     Commencement of a New Program Press Release           May 15, 2003
         7        Sale of $30.0 Million of Trust Preferred Securities
                     Press Release                                         June 2, 2003

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PENNFED FINANCIAL SERVICES, INC.



Date: September 22, 2003                   By:  /s/ Joseph L. LaMonica
                                               ---------------------------------
                                                Joseph L. LaMonica
                                                President and Chief
                                                Executive Officer
                                                (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By: /s/ Joseph L. LaMonica                          By:  /s/ William C. Anderson
    --------------------------------------------         -----------------------
    Joseph L. LaMonica                                   William C. Anderson
    President, Chief Executive Officer                   Chairman of the Board
    and Director
    (Principal Executive Officer)

Date: September 22, 2003                            Date: September 22, 2003


By:  /s/ Patrick D. McTernan                        By:  /s/ Amadeu L. Carvalho
    --------------------------------------------         -----------------------
    Patrick D. McTernan                                  Amadeu L. Carvalho
    Senior Executive Vice President, General             Director
    Counsel, Secretary and Director

Date: September 22, 2003                            Date: September 22, 2003


By: /s/ Marvin D. Schoonover                        By:  /s/ Mario Teixeira, Jr.
    --------------------------------------------         -----------------------
    Marvin D. Schoonover                                 Mario Teixeira, Jr.
    Director                                             Director

Date: September 22, 2003                            Date: September 22, 2003


By: /s/ Claire M. Chadwick
    --------------------------------------------
    Claire M. Chadwick
    Executive Vice President,
    Chief Financial Officer and Controller
    (Principal Financial and Accounting Officer)

Date: September 22, 2003