Form 10-Q
period 2003-09-30
PENNFED FINANCIAL SERVICES INC
filed 2003-11-14
CIK 920945

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(mark one)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _____________ to _____________

                         Commission file number 0-24040

                        PENNFED FINANCIAL SERVICES, INC.
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Maryland                                    22-3297339
      ------------------------------                     ------------------
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     Identification No.)

  622 Eagle Rock Avenue, West Orange, NJ                     07052-2989
  --------------------------------------                     ----------
 (Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (973) 669-7366
                                                          ---------------

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

     As of November 10, 2003, there were issued and outstanding 6,877,979 shares of the Registrant's Common Stock.

PART I - Financial Information
Item 1.  Financial Statements

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

                                                                                   September 30,      June 30,
                                                                                       2003             2003
                                                                                   -------------    -----------
                                                                                       (Dollars in thousands)
ASSETS
Cash and amounts due from depository institutions ..............................    $    35,655     $    53,046
Federal funds sold .............................................................         45,000          30,000
                                                                                    -----------     -----------
     Cash and cash equivalents .................................................         80,655          83,046
Investment securities available for sale, at market value, amortized cost of
     $4,510 and $4,467 at September 30, 2003 and June 30, 2003 .................          4,717           4,741
Investment securities held to maturity, at amortized cost, market value of
     $352,425 and $345,468 at September 30, 2003 and June 30, 2003 .............        349,467         339,498
Mortgage-backed securities held to maturity, at amortized cost, market value
     of $87,137 and $97,138 at September 30, 2003 and June 30, 2003 ............         82,548          93,632
Loans held for sale ............................................................         11,530          11,496
Loans receivable, net of allowance for loan losses of $6,279 and $6,284
     at September 30, 2003 and June 30, 2003 ...................................      1,174,869       1,217,422
Premises and equipment, net ....................................................         21,533          21,103
Real estate owned, net .........................................................             28              28
Federal Home Loan Bank of New York stock, at cost ..............................         25,223          25,223
Accrued interest receivable, net ...............................................          9,974           8,684
Other intangible assets ........................................................          2,721           3,175
Bank owned life insurance ("BOLI") .............................................         12,090              --
Other assets ...................................................................          2,814           4,404
                                                                                    -----------     -----------
                                                                                    $ 1,778,169     $ 1,812,452
                                                                                    ===========     ===========
LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
     Deposits ..................................................................    $ 1,080,854     $ 1,094,666
     Federal Home Loan Bank of New York advances ...............................        495,465         504,465
     Other borrowings ..........................................................         24,390          26,644
     Junior Subordinated Deferrable Interest Debentures, net of unamortized issuance expenses of $1,297 and $923 at September 30, 2003 and
       June 30, 2003 ...........................................................         42,003          30,005
     Mortgage escrow funds .....................................................          9,766          10,491
     Accounts payable and other liabilities ....................................          6,136          17,725
                                                                                    -----------     -----------
     Total liabilities .........................................................      1,658,614       1,683,996
                                                                                    -----------     -----------

Guaranteed Preferred Beneficial Interests in the Company's
   Junior Subordinated Deferrable Interest Debentures, net of unamortized
   issuance expenses of $379 at June 30, 2003 ..................................             --          11,621

Stockholders' Equity:
     Serial preferred stock, $.01 par value, 7,000,000 shares
       authorized, no shares issued ............................................             --              --
     Common stock, $.01 par value, 15,000,000 shares authorized, 11,900,000 shares issued and 6,870,178 and 6,838,029 shares outstanding at
       September 30, 2003 and June 30, 2003 (excluding shares held in treasury
       of 5,029,822 and 5,061,971 at September 30, 2003 and June 30, 2003) .....             60              60
     Additional paid-in capital ................................................         66,579          65,689
     Employee Stock Ownership Plan Trust debt ..................................           (483)           (644)
     Retained earnings, partially restricted ...................................        126,752         124,797
     Accumulated other comprehensive income, net of taxes ......................            122             177
     Treasury stock, at cost, 5,029,822 and 5,061,971 shares at
       September 30, 2003 and June 30, 2003 ....................................        (73,475)        (73,244)
                                                                                    -----------     -----------
     Total stockholders' equity ................................................        119,555         116,835
                                                                                    -----------     -----------
                                                                                    $ 1,778,169     $ 1,812,452
                                                                                    ===========     ===========

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Income

                                                           Three months ended September 30,
                                                           --------------------------------
                                                                 2003           2002
                                                              ----------     ----------
                                                            (Dollars in thousands, except
                                                                 per share amounts)

Interest and Dividend Income:
     Interest and fees on loans .........................     $   17,260     $   23,186
     Interest on federal funds sold .....................             71             --
     Interest and dividends on investment securities ....          5,282          3,281
     Interest on mortgage-backed securities .............          1,128          2,534
                                                              ----------     ----------
                                                                  23,741         29,001
                                                              ----------     ----------
Interest Expense:
     Deposits ...........................................          6,590          9,654
     Borrowed funds .....................................          7,532          7,557
     Junior subordinated debentures .....................            682             --
                                                              ----------     ----------
                                                                  14,804         17,211
                                                              ----------     ----------
Net Interest and Dividend Income Before Provision
     for Loan Losses ....................................          8,937         11,790
Provision for Loan Losses ...............................             --            225
                                                              ----------     ----------
Net Interest and Dividend Income After Provision
     for Loan Losses ....................................          8,937         11,565
                                                              ----------     ----------

Non-Interest Income:
     Service charges ....................................          1,303          1,123
     Net gain from real estate operations ...............             --              2
     Net gain on sales of loans .........................            334            231
     Other ..............................................            373            226
                                                              ----------     ----------
                                                                   2,010          1,582
                                                              ----------     ----------

Non-Interest Expenses:
     Compensation and employee benefits .................          3,324          3,481
     Net occupancy expense ..............................            423            403
     Equipment ..........................................            486            517
     Advertising ........................................             56             87
     Amortization of intangibles ........................            455            474
     Federal deposit insurance premium ..................             44             48
     Preferred securities expense .......................             --          1,092
     Other ..............................................            911          1,015
                                                              ----------     ----------
                                                                   5,699          7,117
                                                              ----------     ----------

Income Before Income Taxes ..............................          5,248          6,030
Income Tax Expense ......................................          1,875          2,206
                                                              ----------     ----------
Net Income ..............................................     $    3,373     $    3,824
                                                              ==========     ==========

Weighted average number of common shares outstanding:
     Basic ..............................................      6,761,140      7,115,255
                                                              ==========     ==========
     Diluted ............................................      7,233,777      7,655,481
                                                              ==========     ==========

Net income per common share:
     Basic ..............................................     $     0.50     $     0.54
                                                              ==========     ==========
     Diluted ............................................     $     0.47     $     0.50
                                                              ==========     ==========

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

                                                                      Three months ended September 30,
                                                                      --------------------------------
                                                                             2003          2002
                                                                           --------      --------
                                                                               (In thousands)

Net income .........................................................       $  3,373      $  3,824
Other comprehensive income, net of tax:
   Unrealized gains on investment securities available for sale:
     Unrealized holding gains (losses) arising during period .......            (55)          125
                                                                           --------      --------
Comprehensive income ...............................................       $  3,318      $  3,949
                                                                           ========      ========

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

                                                          For the Three Months Ended September 30, 2003 and 2002
                                                          ------------------------------------------------------

                                                                               Employee
                                                                                 Stock                   Accumulated
                                             Serial                Additional  Ownership                   Other
                                           Preferred     Common     Paid-In    Plan Trust    Retained   Comprehensive  Treasury
                                             Stock       Stock      Capital       Debt       Earnings      Income       Stock
                                           ---------    --------   ----------  ----------    ---------  -------------  --------
                                                                        (Dollars in thousands)

Balance at June 30, 2002 ...............    $     --    $     60    $ 63,820    $ (1,244)    $ 114,444     $     18    $(58,337)
Allocation of Employee Stock
  Ownership Plan ("ESOP") stock ........                                             150
ESOP adjustment ........................                                 704
Purchase of 145,000 shares of
  treasury stock .......................                                                                                 (3,826)
Issuance of 39,126 shares of
  treasury stock for options
  exercised and Dividend
  Reinvestment Plan ("DRP") ............                                                          (290)                     502
Cash dividends of $0.10 per
  common share .........................                                                          (712)
Unrealized gain on investment
  securities available for sale,
  net of income taxes of $69 ...........                                                                        125
Net income for the three months
  ended September 30, 2002 .............                                                         3,824
                                            --------    --------    --------    --------     ---------     --------    --------
Balance at September 30, 2002 ..........    $     --    $     60    $ 64,524    $ (1,094)    $ 117,266     $    143    $(61,661)
                                            ========    ========    ========    ========     =========     ========    ========

Balance at June 30, 2003 ...............    $     --    $     60    $ 65,689    $   (644)    $ 124,797     $    177    $(73,244)
Allocation of ESOP stock ...............                                             161
ESOP adjustment ........................                                 890
Purchase of 50,000 shares of
  treasury stock .......................                                                                                 (1,425)
Issuance of 82,149 shares of
  treasury stock for options
  exercised and DRP ....................                                                          (755)                   1,194
Cash dividends of $0.10 per
  common share .........................                                                          (663)
Unrealized loss on investment
  securities available for sale,
  net of income taxes of $(12) .........                                                                        (55)
Net income for the three months
  ended September 30, 2003 .............                                                         3,373
                                            --------    --------    --------    --------     ---------     --------    --------
Balance at September 30, 2003 ..........    $     --    $     60    $ 66,579    $   (483)    $ 126,752     $    122    $(73,475)
                                            ========    ========    ========    ========     =========     ========    ========

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

                                                                                 Three months ended September 30,
                                                                                 --------------------------------
                                                                                        2003         2002
                                                                                      --------     --------
                                                                                          (In thousands)
Cash Flows from Operating Activities:
     Net income ................................................................      $  3,373     $  3,824
     Adjustments to reconcile net income to net cash provided by operating activities:
     Net gain on sales of loans ................................................          (334)        (231)
     Proceeds from sales of loans held for sale ................................        56,649       12,816
     Amortization of investment and mortgage-backed securities
       premium, net ............................................................           205          142
     Depreciation and amortization .............................................           413          415
     Provision for losses on loans and real estate owned .......................            --          225
     Amortization of cost of stock plans .......................................         1,051          854
     Amortization of intangibles ...............................................           455          474
     Amortization of premiums on loans and loan fees ...........................         1,277        1,655
     Amortization of trust preferred securities and junior
      subordinated debentures issuance costs ...................................             5           19
     Increase in accrued interest receivable, net of accrued interest payable ..          (689)        (217)
     Decrease in other assets and BOLI .........................................         1,872           61
     Decrease in accounts payable and other liabilities ........................       (11,576)      (3,660)
     Decrease in mortgage escrow funds .........................................          (725)      (1,148)
                                                                                      --------     --------
     Net cash provided by operating activities .................................        51,976       15,229
                                                                                      --------     --------

Cash Flows from Investing Activities:
     Proceeds from maturities of investment securities .........................        30,000       44,565
     Purchases of investment securities held to maturity .......................       (39,994)     (43,870)
     Purchases of investment securities available for sale .....................           (43)         (56)
     Net outflow from loan originations net of principal repayments of loans ...       (15,074)      (2,712)
     Purchases of loans ........................................................            --         (676)
     Proceeds from principal repayments of mortgage-backed securities ..........        20,894       13,682
     Purchases of mortgage-backed securities ...................................        (9,991)          --
     Purchases of premises and equipment .......................................          (843)        (765)
     Purchase of BOLI ..........................................................       (12,000)          --
     Redemptions of Federal Home Loan Bank of New York stock ...................            --          433
                                                                                      --------     --------
     Net cash provided by (used in) investing activities .......................       (27,051)      10,601
                                                                                      --------     --------

Cash Flows from Financing Activities:
     Net decrease in deposits ..................................................       (14,413)      (8,372)
     Increase (decrease) in advances from the Federal Home Loan Bank
       of New York and other borrowings ........................................       (11,254)       2,106
     Cash dividends paid .......................................................          (663)        (712)
     Purchases of treasury stock, net of reissuance ............................          (986)      (3,614)
                                                                                      --------     --------
     Net cash used in financing activities .....................................       (27,316)     (10,592)
                                                                                      --------     --------
Net Increase (Decrease) in Cash and Cash Equivalents ...........................        (2,391)      15,238
Cash and Cash Equivalents, Beginning of Period .................................        83,046       37,189
                                                                                      --------     --------
Cash and Cash Equivalents, End of Period .......................................      $ 80,655     $ 52,427
                                                                                      ========     ========
Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
     Interest ..................................................................      $ 14,090    $ 16,925
                                                                                      ========    ========
     Income taxes ..............................................................      $     --    $    200
                                                                                      ========    ========

Supplemental Schedule of Non-Cash Activities:
     Transfer of loans receivable to loans held for sale, at cost ..............      $ 56,350    $ 15,430
                                                                                      ========    ========


See notes to consolidated financial statements.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The interim consolidated financial statements of PennFed Financial Services, Inc. ("PennFed") and subsidiaries (with its subsidiaries, the "Company") include the accounts of PennFed and its subsidiaries (Penn Federal Savings Bank (the "Bank")). These interim consolidated financial statements included herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2003. The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. There were no adjustments of a non-recurring nature recorded during the three months ended September 30, 2003 and 2002. The interim results of operations presented are not necessarily indicative of the results for the full year.

2. Bank Owned Life Insurance

The Bank has purchased Bank Owned Life Insurance ("BOLI") policies to fund certain future employee benefit costs. The BOLI is recorded at its cash surrender value and changes in the cash surrender value of the insurance are recorded in other non-interest income.

3. Adoption of Recently Issued Accounting Standards

Effective July 1, 2003, the Company fully adopted Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") as it relates to PennFed Capital Trust II ("Trust II"). Although the required adoption date was recently extended, the Company elected to early adopt FIN 46, as permitted. FIN 46 is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" and addresses consolidation by business enterprises of variable interest entities having certain characteristics. As a result of the adoption of FIN 46, Trust II is no longer consolidated. The full adoption of FIN 46 did not have an overall impact on the Company's consolidated financial condition, results of operations or cash flows. The primary effect of de-consolidating this subsidiary is a change in the balance sheet classification of the liabilities from Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated Deferrable Interest Debentures to long-term borrowings.

Effective July 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. In particular, SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. The adoption of SFAS 149 did not have an impact on the Company's consolidated financial condition, results of operations or cash flows.

Effective July 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes the standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Under SFAS 150, a mandatorily redeemable financial instrument shall be classified as a liability. The adoption of SFAS 150 did not have an impact on the Company's consolidated financial condition, results of operations or cash flows.

4. Junior Subordinated Deferrable Interest Debentures

In 2001, PennFed formed a wholly-owned trust subsidiary, PennFed Capital Trust II (the "Trust II"). On March 28, 2001, Trust II sold $12.0 million of 10.18% cumulative trust preferred securities in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act"). Therefore, these securities have not been registered under the Act. Trust II used the proceeds from the sale of its trust preferred securities to purchase 10.18% junior subordinated deferrable interest debentures issued by PennFed. The sole assets of Trust II are $12.4 million of junior subordinated deferrable interest debentures which mature in 2031 and are redeemable at any time after ten years. The obligations of PennFed related to Trust II constitute a full and unconditional guarantee by PennFed of Trust II obligations under its trust preferred securities. The Company used the proceeds from the junior subordinated deferrable interest debentures for general corporate purposes, including a $4.2 million capital contribution to the Bank to support growth.

In 2003, PennFed formed a wholly-owned trust subsidiary, PennFed Capital Trust III (the "Trust III"). On June 2, 2003, Trust III sold $30.0 million of variable rate cumulative trust preferred securities in a private transaction exempt from registration under the Act. Therefore, these securities have not been registered under the Act. Trust III used the proceeds from the sale of its trust preferred securities to purchase variable rate junior subordinated deferrable interest debentures issued by PennFed. The sole assets of Trust III are $30.9 million of junior subordinated deferrable interest debentures which mature in 2033 and are redeemable at any time after five years. The obligations of PennFed related to Trust III constitute a full and unconditional guarantee by PennFed of Trust III obligations under its trust preferred securities. The Company used the proceeds from the junior subordinated deferrable interest debentures together with available cash to redeem $34.5 million of 8.90% cumulative trust preferred securities issued by PennFed Capital Trust I in October 1997.

5. Computation of EPS

The computation of EPS is presented in the following table.

                                                             Three months ended September 30,
                                                             --------------------------------
                                                                   2003            2002
                                                               ------------    ------------
                                                               (Dollars in thousands, except
                                                                    per share amounts)

Net income ...............................................     $      3,373    $      3,824
                                                               ============    ============

Number of shares outstanding:
Weighted average shares issued ...........................       11,900,000      11,900,000
Less: Weighted average shares held in treasury ...........        5,042,238       4,566,001
Less: Average shares held by the ESOP ....................          952,000         952,000
Plus: ESOP shares released or committed to be released
           during the fiscal year ........................          855,378         733,256
                                                               ------------    ------------
Average basic shares .....................................        6,761,140       7,115,255
Plus: Average common stock equivalents ...................          472,637         540,226
                                                               ------------    ------------
Average diluted shares ...................................        7,233,777       7,655,481
                                                               ============    ============

Earnings per common share:
        Basic ............................................     $       0.50    $       0.54
                                                               ============    ============
        Diluted ..........................................     $       0.47    $       0.50
                                                               ============    ============

6. Stockholders' Equity and Regulatory Capital

The Bank's regulatory capital amounts and ratios are presented in the following table.

                                                                                              To Be Well
                                                                       For Minimum         Capitalized Under
                                                                    Capital Adequacy       Prompt Corrective
                                                  Actual                Purposes           Action Provisions
                                            -------------------    -------------------    -------------------
                                             Amount      Ratio      Amount      Ratio      Amount      Ratio
                                            --------    -------    --------    -------    --------    -------
                                                                  (Dollars in thousands)
As of September 30, 2003
Tangible capital, and ratio to
   adjusted total assets ...............    $159,270      8.97%    $ 26,623      1.50%         N/A       N/A
Tier I (core) capital, and ratio to
   adjusted total assets ...............    $159,270      8.97%    $ 70,996      4.00%    $ 88,744      5.00%
Tier I (core) capital, and ratio to
   risk-weighted assets ................    $159,270     16.90%         N/A       N/A     $ 56,557      6.00%
Risk-based capital, and ratio to
   risk-weighted assets ................    $165,618     17.57%    $ 75,410      8.00%    $ 94,262     10.00%

As of June 30, 2003
Tangible capital, and ratio to
   adjusted total assets ...............    $157,853      8.73%    $ 27,127      1.50%         N/A       N/A
Tier I (core) capital, and ratio to
   adjusted total assets ...............    $157,853      8.73%    $ 72,339      4.00%    $ 90,424      5.00%
Tier I (core) capital, and ratio to
   risk-weighted assets ................    $157,853     16.54%         N/A       N/A     $ 57,274      6.00%
Risk-based capital, and ratio to
   risk-weighted assets ................    $164,241     17.21%    $ 76,366      8.00%    $ 95,457     10.00%



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

                                                                                         To Be Well
                                                                  For Minimum         Capitalized Under
                                                               Capital Adequacy       Prompt Corrective
                                             Actual                Purposes           Action Provisions
                                      -------------------    -------------------    ---------------------
                                       Amount      Ratio      Amount      Ratio      Amount       Ratio
                                      --------    -------    --------    -------    --------     -------
                                                           (Dollars in thousands)
As of September 30, 2003
Tier I capital, and ratio to
   adjusted total assets .........    $155,611      8.76%    $ 71,070      4.00%         N/A       N/A
Tier I capital, and ratio to
   risk-weighted assets ..........    $155,611     16.69%    $ 37,291      4.00%    $ 55,936      6.00%
Total capital, and ratio to
   risk-weighted assets ..........    $161,960     17.37%    $ 74,582      8.00%    $ 93,227     10.00%

As of June 30, 2003
Tier I capital, and ratio to
   adjusted total assets .........    $151,260      8.35%    $ 72,441      4.00%         N/A       N/A
Tier I capital, and ratio to
   risk-weighted assets ..........    $151,260     16.00%    $ 37,822      4.00%    $ 56,733      6.00%
Total capital, and ratio to
   risk-weighted assets ..........    $157,647     16.67%    $ 75,644      8.00%    $ 94,555     10.00%

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

Financial Condition

Total assets decreased $34.3 million to $1.778 billion at September 30, 2003 from total assets of $1.812 billion at June 30, 2003. When compared to June 30, 2003, the decrease at September 30, 2003 was primarily due to a $42.5 million decrease in net loans receivable. The effects of accelerated prepayments on loans held to maturity and sales of predominately conforming, fixed rate, one- to four-family residential mortgage loans held for sale into the secondary market more than offset loan originations.

Deposits decreased $13.8 million to $1.081 billion at September 30, 2003 from $1.095 billion at June 30, 2003. A decrease in short- and medium-term certificates of deposit of $27.8 million was partially offset by a $13.4 million increase in core deposit accounts (checking, money market and savings accounts). At September 30, 2003, Federal Home Loan Bank ("FHLB") of New York advances and other borrowings totaled $519.9 million, reflecting a decrease of $11.2 million from the $531.1 million at June 30, 2003. Junior subordinated deferrable interest debentures increased $12.0 million due to the Company's full adoption of Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). Pursuant to FIN 46, the Company's trust preferred subsidiaries are no longer consolidated and the $12.4 million junior subordinated deferrable interest debentures of Trust II are now reflected as long-term borrowings.

Non-accruing loans (loans whereby the collection of principal or interest becomes delinquent more than 90 days) at September 30, 2003 totaled $2.2 million, as compared to $1.7 million at June 30, 2003. The ratio of non-accruing loans to total loans increased to 0.18% at September 30, 2003 from 0.14% at June 30, 2003. Real estate owned at September 30, 2003 remained unchanged from the $28,000 recorded at June 30, 2003. Total non-performing assets (non-accruing loans and real estate owned) at September 30, 2003 totaled $2.2 million, as compared to $1.7 million at June 30, 2003. The ratio of non-performing assets to total assets increased to 0.12% at September 30, 2003 from 0.09% at June 30, 2003.

Stockholders' equity at September 30, 2003 totaled $119.6 million compared to $116.8 million at June 30, 2003. The increase primarily reflects the net income recorded for the three months ended September 30, 2003 and the exercise of stock options, partially offset by the repurchase of 50,000 shares of the Company's outstanding stock at an average price of $28.50 per share and the declaration of cash dividends.

Results of Operations

General. For the three months ended September 30, 2003, net income was $3.4 million, or $0.47 per diluted share, compared to net income of $3.8 million, or $0.50 per diluted share, for the comparable prior year period.

Interest and Dividend Income. Interest and dividend income for the three months ended September 30, 2003 decreased to $23.7 million from $29.0 million for the three months ended September 30, 2002. In general, the decline in interest and dividend income reflects a lower level of interest-earning assets due to the effects of loan sales and accelerated prepayments, and a lower yield earned on these assets as a result of prepayments of higher yielding loans and origination of loans at lower market interest rates. Average interest-earning assets were $1.716 billion for the three months ended September 30, 2003 compared to $1.822 billion for the comparable prior year period. The average yield earned on interest-earning assets decreased to 5.51% for the three months ended September 30, 2003 from 6.34% for the three months ended September 30, 2002.

Interest income on residential one- to four-family mortgage loans for the three months ended September 30, 2003 decreased $5.7 million when compared to the prior year period. The decrease in interest income on residential one- to four-family mortgage loans was due to a decrease in the average yield earned on this loan portfolio to 5.39% for the three months ended September 30, 2003 from 6.24% for the comparable prior year period, reflecting the payoff or refinance of higher yielding loans and the origination of lower yielding loans. In addition, the decrease in interest income on residential one- to four-family mortgage loans for the three months ended September 30, 2003 was due to a decrease in the average balance of residential one- to four-family mortgage loans outstanding to $927.7 million from $1.167 billion for the prior year period as the result of accelerated prepayments and loan sales.

For the three months ended September 30, 2003, interest income on commercial and multi-family real estate loans was relatively unchanged when compared to the prior year period. The average outstanding balance of commercial and multi-family real estate loans increased $11.6 million for the three months ended September 30, 2003, when compared to the prior year period. The effects of the increase in the average balance of commercial and multi-family real estate loans was offset by a decrease in the average yield earned on this loan portfolio. The average yield decreased to 7.48% for the three months ended September 30, 2003, compared to 7.97% for the three months ended September 30, 2002. As with other loans, the payoff of higher yielding loans and the origination of loans at lower market interest rates has resulted in a decline in the yield of the commercial and multi-family real estate loan portfolio.

Interest income on consumer loans decreased $264,000 for the three months ended September 30, 2003 compared to the prior year period. The decrease in interest income for this loan portfolio was reflective of the lower market interest rates. The average yield earned on consumer loans decreased to 5.65% for the three months ended September 30, 2003 from 6.36% for the prior year period. In addition, the decrease in interest income on consumer loans was attributable to a decrease of $3.4 million in the average balance outstanding for the three months ended September 30, 2003, when compared to the prior year period.

Interest income on investment securities and other interest-earning assets increased $2.0 million for the three months ended September 30, 2003 compared to the prior year period. The increase in interest income on investment securities and other interest-earning assets for the three months ended September 30, 2003 was due to a $171.2 million increase in the average balance outstanding, when compared to the prior year period. As a partial offset to the reduction in loans and mortgage-backed securities due to increased prepayments, additional investment securities have been purchased. The interest income on investment securities and other interest-earning assets for the three months ended September 30, 2003 was negatively impacted by a decline in the average yield earned on these securities. The average yield decreased to 5.39% for the three months ended September 30, 2003, compared to 5.94% for the three months ended September 30, 2002 as called investment securities were replaced with lower yielding investments. Interest income on investment securities and other interest-earning assets is expected to be adversely affected in the second fiscal quarter by the suspension of dividends paid on FHLB of New York stock. The dividend paid on this stock for the three months ended September 30, 2003 was $318,000.

Interest income on the mortgage-backed securities portfolio decreased $1.4 million for the three months ended September 30, 2003, when compared to the prior year period. The average balance outstanding of mortgage-backed securities decreased $74.7 million for the three months ended September 30, 2003 compared to the three months ended September 30, 2002, primarily due to accelerated prepayments. In addition, the decrease in interest income on mortgage-backed securities was partially attributable to a decrease in the average yield earned on this securities portfolio to 5.05% for the three months ended September 30, 2003 compared to 6.18% for the comparable prior year period.

Interest Expense. Interest expense decreased $2.4 million for the three months ended September 30, 2003, when compared to the prior year period. The decrease in the current year period was attributable to a decrease in the Company's cost of funds to an average rate of 3.55% for the three months ended September 30, 2003 from 4.01% for the prior year period, as a result of lower market interest rates. The decrease in interest expense for the three months ended September 30, 2003 was also attributable to a $53.2 million decrease in total average deposits and borrowings, when compared to the three months ended September 30, 2002.

For the three months ended September 30, 2003, the average rate paid on deposits decreased to 2.43% from 3.28% for the three months ended September 30, 2002. Average deposit balances decreased $94.1 million from $1.168 billion for the three months ended September 30, 2002 to $1.074 billion for the current year period. Continued low interest rates during the current period resulted in a decrease in the balance of certificates of deposit while core deposit balances increased. With a reduction in the Company's funding needs as a result of loan sales and accelerated loan prepayments, higher costing certificates of deposit were priced to allow runoff.

The average cost of FHLB of New York advances remained unchanged at 5.66% for the three months ended September 30, 2003 and 2002 while the average balance of FHLB of New York advances decreased $1.6 million during the current period when compared to the prior year period. For the three months ended September 30, 2003, the average balance of other borrowings increased $522,000 when compared to the three months ended September 30, 2002. The average rate paid on other borrowings decreased to 4.50% for the three months ended September 30, 2003 from 4.66% for the comparable prior year period.

Pursuant to FIN 46, interest expense for the three months ended September 30, 2003 included the costs associated with the junior subordinated deferrable interest debentures. For the three months ended September 30, 2003, the junior subordinated deferrable interest debentures had an average balance of $42.0 million and an average cost of 6.42%.

Net Interest and Dividend Income. Net interest and dividend income before provision for loan losses for the three months ended September 30, 2003 was $8.9 million compared to $11.8 million recorded in the prior year period. Average net interest-earning assets decreased $52.7 million for the three months ended September 30, 2003, when compared to the prior year period. The net interest rate spread and net interest margin for the three months ended September 30, 2003 were 1.96% and 2.11%, respectively, a decrease from 2.33% and 2.62% for the three months ended September 30, 2002. The net interest margin was reduced during the current year period when compared to the prior year period principally due to the effect of accelerated prepayments resulting from lower market interest rates.

Provision for Loan Losses. There was no provision for loan losses recorded for the three months ended September 30, 2003, which is consistent with the continuation of the Company's historically low levels of non-accruing loans and loan chargeoffs. A loan loss provision of $225,000 was recorded in the comparable prior year period. The allowance for loan losses at September 30, 2003 of $6.3 million is relatively unchanged from the balance at June 30, 2003. The allowance for loan losses as a percentage of non-accruing loans was 290.16% at September 30, 2003, compared to 373.60% at June 30, 2003. Non-accruing loans were $2.2 million at September 30, 2003 compared to $1.7 million at June 30, 2003. The allowance for loan losses as a percentage of total loans at September 30, 2003 was 0.53% compared to 0.51% at June 30, 2003 primarily due to the decline in the overall loan portfolio. See the discussion in this Form 10-Q under "Critical Accounting Policy".

Non-Interest Income. For the three months ended September 30, 2003, non-interest income was $2.0 million compared to $1.6 million for the prior year period. The increase in non-interest income was primarily due to increases in service charges, net gain on sales of loans and other non-interest income, when compared to the prior year period.

Service charge income for the three months ended September 30, 2003 was $1.3 million, reflecting an increase of $180,000 over the $1.1 million recorded for the prior year period. Service charges increased partially due to fees associated with various loan prepayments and/or modifications and partially due to increased service charges related to checking accounts.

During the three months ended September 30, 2003, the net gain on sales of loans was $334,000 compared to $231,000 for the three months ended September 30, 2002. Approximately $38.5 million of conforming, fixed rate one- to four-family residential mortgage loans were sold into the secondary market during the three months ended September 30, 2003. Additionally, during the current year period, the Company sold approximately $17.7 million of fixed rate one- to four-family residential mortgage loans to other financial institutions. Furthermore, the Company recognized approximately $130,000 of gains on commitments to sell fixed rate one- to four-family residential mortgage loans to other financial institutions. During the three months ended September 30, 2002, approximately $12.6 million of conforming, fixed rate one- to four-family residential mortgage loans were sold into the secondary market.

Other non-interest income increased $147,000 to $373,000 for the three months ended September 30, 2003 from $226,000 for the prior year period. Other non-interest income for the three months ended September 30, 2003 included $90,000 of income from the investment in bank-owned life insurance. Other non-interest income for the current year period also included the earnings of the unconsolidated subsidiaries Trust II and Trust III, pursuant to FIN 46.

Non-Interest Expenses. Non-interest expenses for the three months ended September 30, 2003 were $5.7 million, or 1.28% of average assets. For the comparable prior year period, non-interest expenses were $7.1 million, or 1.51% of average assets, and included $1.1 million of preferred securities expense.

Income Tax Expense. Income tax expense was $1.9 million for the three months ended September 30, 2003 compared to $2.2 million for the three months ended September 30, 2002. The effective tax rate for the three months ended September 30, 2003 was 35.7% compared to 36.6% for the three months ended September 30, 2002. The decrease in the effective tax rate was primarily due to the purchase of BOLI, for which the change in the cash surrender value is not subject to tax.

Analysis of Net Interest Income

The following table sets forth certain information relating to the Company's Consolidated Statements of Financial Condition and the Consolidated Statements of Income for the three months ended September 30, 2003 and 2002 and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived from average daily balances. The average balance of loans receivable includes non-accruing loans. The yields and costs include fees which are considered adjustments to yields.

                                                                       Three Months Ended September 30,
                                                 ---------------------------------------------------------------------------
                                                                 2003                                   2002
                                                 -----------------------------------     -----------------------------------
                                                   Average      Interest                   Average     Interest
                                                 Outstanding     Earned/     Yield/      Outstanding    Earned/      Yield/
                                                   Balance        Paid      Rate (1)       Balance       Paid       Rate (1)
                                                 -----------   ----------   --------     -----------   ---------    --------
                                                                            (Dollars in thousands)
Interest-earning assets:
    One- to four-family mortgage
       loans .................................   $  927,739    $   12,530       5.39%    $1,167,156    $  18,227       6.24%
    Commercial and multi-family real
       estate loans ..........................      161,036         3,067       7.48        149,393        3,032       7.97
    Consumer loans ...........................      116,774         1,663       5.65        120,155        1,927       6.36
                                                 ----------    ----------                ----------    ---------
       Total loans receivable ................    1,205,549        17,260       5.70      1,436,704       23,186       6.43

    Federal funds sold .......................       28,745            71       0.97             --           --         --
    Investment securities and other ..........      392,195         5,282       5.39        221,019        3,281       5.94
    Mortgage-backed securities ...............       89,398         1,128       5.05        164,060        2,534       6.18
                                                 ----------    ----------                ----------    ---------
       Total interest-earning assets .........    1,715,887    $   23,741       5.51      1,821,783    $  29,001       6.34
                                                               ==========                              =========

Non-interest earning assets ..................       63,256                                  57,872
                                                 ----------                              ----------
       Total assets ..........................   $1,779,143                              $1,879,655
                                                 ==========                              ==========

Deposits and borrowings:
    Money market and demand deposits .........   $  172,117    $       87       0.20%    $  166,954    $     337       0.80%
    Savings deposits .........................      360,394         2,289       2.52        319,765        2,207       2.74
    Certificates of deposit ..................      541,653         4,214       3.09        681,525        7,110       4.14
                                                 ----------    ----------                ----------    ---------
       Total deposits ........................    1,074,164         6,590       2.43      1,168,244        9,654       3.28

    FHLB of New York advances ................      502,865         7,260       5.66        504,465        7,281       5.66
    Other borrowings .........................       23,688           272       4.50         23,166          276       4.66
    Junior subordinated debentures ...........       41,999           682       6.42             --           --         --
                                                 ----------    ----------                ----------    ---------
       Total deposits and borrowings .........    1,642,716    $   14,804       3.55      1,695,875    $  17,211       4.01
                                                               ==========                              =========

Other liabilities ............................       18,828                                  19,822
                                                 ----------                              ----------
       Total liabilities .....................    1,661,544                               1,715,697
Trust preferred securities ...................           --                                  44,546
Stockholders' equity .........................      117,599                                 119,412
                                                 ----------                              ----------
       Total liabilities and stockholders'
           equity ............................   $1,779,143                              $1,879,655
                                                 ==========                              ==========

Net interest income and net
    interest rate spread .....................                 $    8,937       1.96%                  $  11,790       2.33%
                                                               ==========    =======                   =========    =======

Net interest-earning assets and
    interest margin ..........................   $   73,171                     2.11%    $  125,908                    2.62%
                                                 ==========                  =======     ==========                 =======

Ratio of interest-earning assets to
    deposits and borrowings ..................                                104.45%                                107.42%
                                                                             =======                                =======

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

                                                            September 30,    June 30,
                                                                2003           2003
                                                            -------------   ----------
                                                              (Dollars in thousands)
Non-accruing loans:
     One- to four-family .................................    $  2,105       $  1,451
     Commercial and multi-family .........................          --             --
     Consumer ............................................          59            231
                                                              --------       --------
         Total non-accruing loans ........................       2,164          1,682

Real estate owned, net ...................................          28             28
                                                              --------       --------

         Total non-performing assets .....................       2,192          1,710
                                                              --------       --------

         Total risk elements .............................    $  2,192       $  1,710
                                                              ========       ========

Non-accruing loans as a percentage of total loans ........        0.18%          0.14%
                                                              ========       ========

Non-performing assets as a percentage of total assets ....        0.12%          0.09%
                                                              ========       ========

Total risk elements as a percentage of total assets ......        0.12%          0.09%
                                                              ========       ========

Critical Accounting Policy

Allowance for Loan Losses - The allowance for loan losses is established through charges to income based on management's evaluation of the probable credit losses presently inherent in its loan portfolio. This evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, loan classifications, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience, portfolio growth and composition and other factors that warrant recognition in providing for an adequate loan loss allowance.

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

At September 30, 2003, the Company's total deposits and borrowings maturing or repricing within one year exceeded its total interest-earning assets maturing or repricing within one year by $9.1 million, representing a one year negative gap of 0.51% of total assets, compared to a one year positive gap of $193.7 million, or 10.69%, of total assets at June 30, 2003. The Company's gap position changed from June 30, 2003 primarily due to the lengthening of asset cash flows as the yield curve is projected to steepen and prepayment activity on loans and mortgage-backed securities is expected to slow. Additionally, due to the anticipated increase in long-term interest rates, certain investment securities with callable features are no longer assumed to be redeemed within one year. Furthermore, the short-term estimated cash flows of the Company's interest-bearing liabilities increased due to medium-term borrowings maturing within one year and the repricing of higher yielding savings accounts in July 2004. Partially offsetting the effect from these items was a decrease in certificates of deposit maturing within one year and an increase in core deposits.

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

As of September 30, 2003, the Bank's internally generated initial NPV ratio was 3.00%. Following a 2% increase in interest rates, the Bank's Post-Shock NPV ratio was 3.94%. The change in the NPV ratio, or the Bank's Sensitivity Measure, was positive 0.94%. As of September 30, 2003, the Company's internally generated initial NPV ratio was 2.82%, the Post-Shock ratio was 3.44%, and the Sensitivity Measure was positive 0.62%. Variances between the Bank's and the Company's NPV ratios are attributable to balance sheet items which are adjusted during consolidation, such as investments, intercompany borrowings and capital.

Internally generated NPV measurements are based on simulations which utilize institution specific assumptions, including discount rates, and generally result in different levels of presumed interest rate risk (generally lower) than Office of Thrift Supervision ("OTS") measurements indicate.

The OTS measures the Bank's IRR on a quarterly basis using data from the quarterly Thrift Financial Reports filed by the Bank with the OTS, coupled with non-institution specific assumptions which are based on national averages. As of June 30, 2003 (the latest date for which information is available), the Bank's initial NPV ratio, as measured by the OTS, was 8.88%, the Bank's Post-Shock ratio was 6.28% and the Sensitivity Measure was negative 2.60%.

In addition to monitoring NPV and gap, management also monitors the duration of assets and liabilities and the effects on net interest income resulting from parallel and non-parallel increases or decreases in rates.

At September 30, 2003, based on its internally generated simulation models, the Company's consolidated net interest income projected for one year forward would increase 2.6% from the base case, or current market, as a result of an immediate and sustained 2% increase in interest rates.

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

The Company's cash needs for the three months ended September 30, 2003 were provided by operating activities, including the sale of loans, proceeds from maturities of investment securities and principal repayments of loans and mortgage-backed securities. During the three months ended September 30, 2003, the cash provided was used to fund investing activities, which included the origination of loans and the purchase of investment and mortgage-backed securities, as well as to fund a decrease in deposits and the repayment of FHLB of New York advances and other borrowings. Additionally, during the three months ended September 30, 2003, the cash provided was used to fund an investment in BOLI. During the three months ended September 30, 2002, the cash needs of the Company were provided by operating activities, including the sale of loans, proceeds from maturities of investment securities and principal repayments of loans and mortgage-backed securities. During this period, the cash provided was used for investing activities, which included the origination of loans and the purchase of investment securities, as well as to fund a decrease in deposits. Additionally, during the three months ended September 30, 2002, the cash provided was used for the repurchase of common stock.

Current regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percentage of risk-adjusted assets; a ratio of core capital to risk-adjusted assets; a leverage ratio of core capital to total adjusted assets; and a tangible capital ratio expressed as a percentage of total adjusted assets. As of September 30, 2003, the Bank exceeded all regulatory capital requirements and qualified as a "well-capitalized" institution (see Note 6. - Stockholders' Equity and Regulatory Capital, in the Notes to Consolidated Financial Statements).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's most significant form of market risk is interest rate risk, as the majority of its assets and liabilities are sensitive to changes in interest rates. See the discussion in this Form 10-Q under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of
Operations-Interest Rate Sensitivity."

Item 4. Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the
          ------------------------------------------------
Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Act")) was carried out as of September 30, 2003 under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2003, the Company's disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      (b) Changes in Internal Controls: During the quarter ended September 30,
          ----------------------------
2003, no change occurred in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        (a)   Exhibits:

                  See Exhibit Index.

        (b)   Reports on Form 8-K:

                  During the first quarter of fiscal 2004, the Company filed or furnished the following reports on Form 8-K:

            Item #                                Item Description                    Filing Date
            -----------------------------------------------------------------------------------------
               7        Announcement of the Date of the Annual Meeting of
                           Stockholders Press Release                                   July 16, 2003

            7 & 12      Fourth Quarter Earnings Release                                 July 30, 2003

               7        Advising of the Suspension of Dividends by the Federal
                           Home Loan Bank of New York Press Release                September 24, 2003

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PENNFED FINANCIAL SERVICES, INC.


Date: November 14, 2003         By: /s/ Joseph L. LaMonica
                                    --------------------------------------------
                                    Joseph L. LaMonica
                                    President and Chief
                                    Executive Officer
                                    (Principal Executive Officer)


Date: November 14, 2003         By: /s/ Claire M. Chadwick
                                    --------------------------------------------
                                    Claire M. Chadwick
                                    Executive Vice President,
                                    Chief Financial Officer and
                                    Controller
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Regulation                                                                                        Reference to
   S-K                                                                                            Prior Filing
 Exhibit                                                                                           or Exhibit
  Number                                        Document                                             Number
---------------------------------------------------------------------------------------------------------------
    2         Plan of acquisition, reorganization, arrangement, liquidation or succession             None
    3 (i)     Certificate of Incorporation                                                              *
    3 (ii)    Bylaws                                                                                   **
    4         Instruments defining the rights of security holders, including indentures                 *
    4 (i)     Stockholder Protection Rights Agreement                                                  ***
    10        Material contracts:
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
              (d) Employment Agreement with Joseph L. LaMonica                                        ****
              (e) Employment Agreement with Patrick D. McTernan                                       ****
              (f) Employment Agreement with Jeffrey J. Carfora                                        *****
              (g) Employment Agreement with Barbara A. Flannery                                       ****
              (h) Employment Agreement with Claire M. Chadwick                                       ******
              (i) Supplemental Executive Retirement Plan                                             ******
              (j) Supplemental Executive Life Insurance Plan                                         ******
              (k) Outside Director's Retirement Plan                                                 ******
              (l) Form of Consulting Agreement                                                       ******
    11        Statement re: computation of per share earnings                                          11
    15        Letter re: unaudited interim financial information                                  Not required
    18        Letter re: change in accounting principles                                              None
    19        Report furnished to security holders                                                    None
    22        Published report regarding matters submitted to vote of security holders                None
    23        Consents of experts and counsel                                                         None
    24        Power of Attorney                                                                       None
    31.1      Certification Required by Securities Exchange Act of 1934 Rule 13a-14(a)
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

   *** Filed as an exhibit to the Company's Registration Statement on Form
       8-A under the Securities Exchange Act of 1934, filed with the Securities and Exchange Commission on March 28, 1996 as amended on Form 8-A/A (the "Form 8-A/A") filed with the Securities and Exchange Commission on February 11, 1998, further amended on Form 8-A/A-2 (the "Form 8-A/A-2") filed with the Securities and Exchange Commission on October 14, 1998. The First Amendment to the Stockholders Protection Rights Agreement is filed as an exhibit to the Form 8-A/A, the Second Amendment to the Stockholders Protection Rights Agreement is filed as an exhibit to the Form 8-A/A-2 and the Third Amendment to the Stockholders Protection Rights Agreement is filed as an exhibit to the Form 8-K filed with the Securities and Exchange Commission on October 30, 2003. These documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

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

****** Filed as an exhibit to the Company's Form 10-K under the Securities
       Exchange Act of 1934, filed with the Securities and Exchange Commission on September 22, 2003 (File No. 0-24040). All of such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.