Form 10-Q
period 2003-12-31
PENNFED FINANCIAL SERVICES INC
filed 2004-02-17
CIK 920945

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(mark one)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ___________

                         Commission file number 0-24040

                        PennFed Financial Services, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Maryland                               22-3297339
------------------------------------       ------------------------------------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

  622 Eagle Rock Avenue, West Orange, NJ               07052-2989
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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
YES |X|. NO |_|.

      As of February 10, 2004, there were issued and outstanding 6,837,251 shares of the Registrant's Common Stock.

PART I - Financial Information
Item 1. Financial Statements

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

                                                                                    December 31,          June 30,
                                                                                        2003                2003
                                                                                    -----------         -----------
                                                                                         (Dollars in thousands)
ASSETS
Cash and amounts due from depository institutions ..........................        $    26,737         $    53,046
Federal funds sold .........................................................             10,000              30,000
                                                                                    -----------         -----------
     Cash and cash equivalents .............................................             36,737              83,046
Investment securities available for sale, at market value, amortized cost of
     $4,552 and $4,467 at December 31, 2003 and June 30, 2003 ..............              4,663               4,741
Investment securities held to maturity, at amortized cost, market value of
     $414,390 and $345,468 at December 31, 2003 and June 30, 2003 ..........            413,331             339,498
Mortgage-backed securities held to maturity, at amortized cost, market value
     of $107,261 and $97,138 at December 31, 2003 and June 30, 2003 ........            104,856              93,632
Loans held for sale ........................................................              3,364              11,496
Loans receivable, net of allowance for loan losses of $6,271 and $6,284
     at December 31, 2003 and June 30, 2003 ................................          1,154,591           1,217,422
Premises and equipment, net ................................................             21,795              21,103
Real estate owned, net .....................................................                 28                  28
Federal Home Loan Bank of New York stock, at cost ..........................             24,273              25,223
Accrued interest receivable, net ...........................................              9,301               8,684
Other intangible assets ....................................................              2,268               3,175
Bank owned life insurance ("BOLI") .........................................             12,224                  --
Other assets ...............................................................              4,555               4,404
                                                                                    -----------         -----------
                                                                                    $ 1,791,986         $ 1,812,452
                                                                                    ===========         ===========
LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
     Deposits ..............................................................        $ 1,107,257         $ 1,094,666
     Federal Home Loan Bank of New York advances ...........................            485,465             504,465
     Other borrowings ......................................................             23,118              26,644
     Junior Subordinated Deferrable Interest Debentures, net of unamortized issuance expenses of $1,285 and $923 at December 31, 2003 and
       June 30, 2003 .......................................................             42,015              30,005
     Mortgage escrow funds .................................................              8,844              10,491
     Accounts payable and other liabilities ................................              4,523              17,725
                                                                                    -----------         -----------
     Total liabilities .....................................................          1,671,222           1,683,996
                                                                                    -----------         -----------

Guaranteed Preferred Beneficial Interests in the Company's
     Junior Subordinated Deferrable Interest Debentures, net of unamortized
       issuance expenses of $379 at June 30, 2003 ..........................                 --              11,621

Stockholders' Equity:
     Serial preferred stock, $.01 par value, 7,000,000 shares
         authorized, no shares issued ......................................                 --                  --
     Common stock, $.01 par value, 15,000,000 shares authorized, 11,900,000 shares issued and 6,872,601 and 6,838,029 shares outstanding at
         December 31, 2003 and June 30, 2003 (excluding shares held in
         treasury of 5,027,399 and 5,061,971 at December 31, 2003 and                        60                  60
         June 30, 2003).....................................................
     Additional paid-in capital ............................................             67,142              65,689
     Employee Stock Ownership Plan Trust debt ..............................               (322)               (644)
     Retained earnings, partially restricted ...............................            128,348             124,797
     Accumulated other comprehensive income, net of taxes ..................                 66                 177
     Treasury stock, at cost, 5,027,399 and 5,061,971 shares at
         December 31, 2003 and June 30, 2003 ...............................            (74,530)            (73,244)
                                                                                    -----------         -----------
     Total stockholders' equity ............................................            120,764             116,835
                                                                                    -----------         -----------
                                                                                    $ 1,791,986         $ 1,812,452
                                                                                    ===========         ===========

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Income

                                                                 Three months ended                   Six months ended
                                                                     December 31,                        December 31,
                                                             ----------------------------        ----------------------------
                                                                2003              2002              2003              2002
                                                             ----------        ----------        ----------        ----------
                                                                     (Dollars in thousands, except per share amounts)
Interest and Dividend Income:
     Interest and fees on loans .....................        $   16,860        $   21,696        $   34,120        $   44,882
     Interest on federal funds sold .................                79                13               150                13
     Interest and dividends on investment securities              5,429             3,608            10,711             6,889
     Interest on mortgage-backed securities .........             1,290             2,044             2,418             4,578
                                                             ----------        ----------        ----------        ----------
                                                                 23,658            27,361            47,399            56,362
                                                             ----------        ----------        ----------        ----------
Interest Expense:
     Deposits .......................................             6,635             8,853            13,225            18,507
     Borrowed funds .................................             7,312             7,557            14,844            15,114
     Junior subordinated debentures .................               673                --             1,355                --
                                                             ----------        ----------        ----------        ----------
                                                                 14,620            16,410            29,424            33,621
                                                             ----------        ----------        ----------        ----------
Net Interest and Dividend Income Before Provision
     for Loan Losses ................................             9,038            10,951            17,975            22,741
Provision for Loan Losses ...........................                --               200                --               425
                                                             ----------        ----------        ----------        ----------
Net Interest and Dividend Income After Provision
     for Loan Losses ................................             9,038            10,751            17,975            22,316
                                                             ----------        ----------        ----------        ----------

Non-Interest Income:
     Service charges ................................               871             1,230             2,174             2,353
     Net gain from real estate operations ...........                 1                --                 1                 2
     Net gain on sales of loans .....................               363               563               697               794
     Other ..........................................               329               266               702               492
                                                             ----------        ----------        ----------        ----------
                                                                  1,564             2,059             3,574             3,641
                                                             ----------        ----------        ----------        ----------
Non-Interest Expenses:
     Compensation and employee benefits .............             3,616             3,313             6,940             6,794
     Net occupancy expense ..........................               480               407               903               810
     Equipment ......................................               498               510               984             1,027
     Advertising ....................................                78                31               134               118
     Amortization of intangibles ....................               454               468               909               942
     Federal deposit insurance premium ..............                41                50                85                98
     Preferred securities expense ...................                --             1,092                --             2,184
     Other ..........................................             1,090               941             2,001             1,956
                                                             ----------        ----------        ----------        ----------
                                                                  6,257             6,812            11,956            13,929
                                                             ----------        ----------        ----------        ----------

Income Before Income Taxes ..........................             4,345             5,998             9,593            12,028
Income Tax Expense ..................................             1,464             2,174             3,339             4,380
                                                             ----------        ----------        ----------        ----------
Net Income ..........................................        $    2,881        $    3,824        $    6,254        $    7,648
                                                             ==========        ==========        ==========        ==========

Weighted average number of common shares outstanding:
     Basic ..........................................         6,814,156         6,997,197         6,787,648         7,056,226
                                                             ==========        ==========        ==========        ==========
     Diluted ........................................         7,243,944         7,526,698         7,239,829         7,589,741
                                                             ==========        ==========        ==========        ==========

Net income per common share:
     Basic...........................................             $0.42             $0.55             $0.92             $1.08
                                                                  =====             =====             =====             =====
     Diluted.........................................             $0.40             $0.51             $0.86             $1.01
                                                                  =====             =====             =====             =====

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

                                                                          Three months ended              Six months ended
                                                                              December 31,                   December 31,
                                                                        -----------------------         ----------------------
                                                                          2003            2002            2003           2002
                                                                        -------         -------         -------         ------
                                                                                            (In thousands)
Net income .....................................................        $ 2,881         $ 3,824         $ 6,254         $7,648

Other comprehensive income, net of tax:
   Unrealized gains on investment securities available for sale:
       Unrealized holding gains (losses) arising during period .            (56)            (81)           (111)            44
                                                                        -------         -------         -------         ------
Comprehensive income ...........................................        $ 2,825         $ 3,743         $ 6,143         $7,692
                                                                        =======         =======         =======         ======

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

                                                   For the Six Months Ended December 31, 2003 and 2002
                                                   ---------------------------------------------------

                                                                           Employee
                                                                             Stock                     Accumulated
                                      Serial                 Additional    Ownership                      Other
                                    Preferred    Common       Paid-In     Plan Trust    Retained      Comprehensive      Treasury
                                      Stock       Stock       Capital         Debt      Earnings          Income           Stock
                                    ---------   --------     ----------   ----------   ----------     -------------     ----------
                                                                    (Dollars in thousands)
Balance at June 30, 2002........... $      --   $     60     $  63,820     $ (1,244)   $  114,444        $     18       $  (58,337)
Allocation of Employee Stock
  Ownership Plan ("ESOP") stock....                                             300
ESOP adjustment....................                              1,052
Purchase of 255,000 shares of
  treasury stock...................                                                                                         (6,704)
Issuance of 46,020 shares of
  treasury stock for options
  exercised and Dividend
  Reinvestment Plan ("DRP")........                                                          (286)                             594
Cash dividends of $0.20 per
  common share.....................                                                        (1,407)
Unrealized gain on investment
  securities available for sale,
  net of income taxes of $134......                                                                            44
Net income for the six months
  ended December 31, 2002..........                                                         7,648
                                    ---------   --------     ---------     --------    ----------        --------       ----------
Balance at December 31, 2002....... $      --   $     60     $  64,872     $   (944)   $  120,399        $     62       $  (64,447)
                                    =========   ========     =========     ========    ==========        ========       ==========

Balance at June 30, 2003........... $      --   $     60     $  65,689     $   (644)   $  124,797        $    177       $  (73,244)
Allocation of ESOP stock...........                                             322
ESOP adjustment....................                              1,453
Purchase of 120,000 shares of
  treasury stock...................                                                                                         (3,544)
Issuance of 154,572 shares of
  treasury stock for options
  exercised and DRP................                                                        (1,372)                           2,258
Cash dividends of $0.20 per
  common share.....................                                                        (1,331)
Unrealized loss on investment
  securities available for sale,
  net of income taxes of $(52).....                                                                          (111)
Net income for the six months
  ended December 31, 2003..........                                                         6,254
                                    ---------   --------     ---------     --------    ----------        --------       ----------
Balance at December 31, 2003....... $      --   $     60     $  67,142     $   (322)   $  128,348        $     66       $  (74,530)
                                    =========   ========     =========     ========    ==========        ========       ==========

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

                                                                                    Six months ended December 31,
                                                                                    -----------------------------
                                                                                        2003              2002
                                                                                     ---------         ---------
                                                                                            (In thousands)
Cash Flows from Operating Activities:
     Net income .............................................................        $   6,254         $   7,648
     Adjustments to reconcile net income to net cash provided by operating activities:
     Net gain on sales of loans .............................................             (697)             (794)
     Proceeds from sales of loans held for sale .............................           81,247            59,184
     Amortization of investment and mortgage-backed securities
       premium, net .........................................................              330               401
     Depreciation and amortization ..........................................              849               854
     Provision for losses on loans and real estate owned ....................               --               425
     Amortization of cost of stock plans ....................................            1,775             1,352
     Amortization of intangibles ............................................              909               943
     Amortization of premiums on loans and loan fees ........................            1,818             3,683
     Amortization of trust preferred securities and junior
       subordinated debentures issuance costs ...............................               17                37
     Increase in BOLI .......................................................             (224)               --
     Increase in accrued interest receivable, net of accrued interest payable           (1,919)             (945)
     (Increase) decrease in other assets ....................................              219            (2,396)
     Decrease in accounts payable and other liabilities .....................          (13,150)           (6,544)
     Decrease in mortgage escrow funds ......................................           (1,647)           (2,660)
                                                                                     ---------         ---------
     Net cash provided by operating activities ..............................           75,781            61,188
                                                                                     ---------         ---------

Cash Flows from Investing Activities:
     Proceeds from maturities of investment securities ......................           31,320           104,222
     Purchases of investment securities held to maturity ....................         (105,203)         (124,480)
     Purchases of investment securities available for sale ..................              (85)             (107)
     Net proceeds (outflow) from principal repayments of loans net of loan
       originations .........................................................              373            (5,876)
     Proceeds from loans sold ...............................................            3,181             4,170
     Purchases of loans .....................................................          (14,959)             (676)
     Proceeds from principal repayments of mortgage-backed securities .......           33,380            39,197
     Purchases of mortgage-backed securities ................................          (44,884)               --
     Purchases of premises and equipment ....................................           (1,541)           (1,827)
     Purchase of BOLI .......................................................          (12,000)               --
     Redemptions of Federal Home Loan Bank of New York stock ................              950               433
                                                                                     ---------         ---------
     Net cash provided by (used in) investing activities ....................         (109,468)           15,056
                                                                                     ---------         ---------

Cash Flows from Financing Activities:
     Net increase (decrease) in deposits ....................................           13,893           (46,497)
     Increase (decrease) in advances from the Federal Home Loan Bank
       of New York and other borrowings .....................................          (22,526)            1,337
     Cash dividends paid ....................................................           (1,331)           (1,407)
     Purchases of treasury stock, net of reissuance .........................           (2,658)           (6,396)
                                                                                     ---------         ---------
     Net cash used in financing activities ..................................          (12,622)          (52,963)
                                                                                     ---------         ---------
Net Increase (Decrease) in Cash and Cash Equivalents ........................          (46,309)           23,281
Cash and Cash Equivalents, Beginning of Period ..............................           83,046            37,189
                                                                                     ---------         ---------
Cash and Cash Equivalents, End of Period ....................................        $  36,737         $  60,470
                                                                                     =========         =========

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
     Interest ...............................................................        $  30,918         $  35,292
                                                                                     =========         =========
     Income taxes ...........................................................        $   2,766         $   5,291
                                                                                     =========         =========

Supplemental Schedule of Non-Cash Activities:
     Transfer of loans receivable to loans held for sale, at cost ...........        $  72,601         $  66,641
                                                                                     =========         =========

See notes to consolidated financial statements.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The interim consolidated financial statements of PennFed Financial Services, Inc. ("PennFed") and subsidiaries (with its subsidiaries, the "Company") include the accounts of PennFed and its subsidiaries (including Penn Federal Savings Bank (the "Bank")). These interim consolidated financial statements included herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2003. The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. There were no adjustments of a non-recurring nature recorded during the six months ended December 31, 2003 and 2002. The interim results of operations presented are not necessarily indicative of the results for the full year.

2. Bank Owned Life Insurance

The Bank has purchased Bank Owned Life Insurance ("BOLI") policies to fund certain future employee benefit costs. The BOLI is recorded at its cash surrender value and changes in the cash surrender value of the insurance are recorded in other non-interest income.

3. Adoption of Recently Issued Accounting Standards

Effective July 1, 2003, the Company fully adopted Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") as it relates to its wholly owned trust subsidiary, PennFed Capital Trust II ("Trust II"). Although the required adoption date was recently extended, the Company elected to early adopt FIN 46, as permitted. FIN 46 is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" and addresses consolidation by business enterprises of variable interest entities having certain characteristics. As a result of the adoption of FIN 46, Trust II is no longer consolidated. The full adoption of FIN 46 did not have an overall impact on the Company's consolidated financial condition, results of operations or cash flows. The primary effect of de-consolidating this subsidiary was a change in the balance sheet classification of the liabilities from Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated Deferrable Interest Debentures to long-term borrowings. In December 2003, FIN 46 was revised ("FIN 46R") to clarify some of the provisions in the original FIN 46 and to exempt certain entities from its requirements. The revisions to FIN 46 contained in FIN 46R do not have an impact on the Company's consolidated financial condition, results of operations or cash flows.

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

On November 25, 2003, the Financial Accounting Standards Board ratified the Emerging Issues Task Force Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 requires certain quantitative and qualitative disclosures for securities that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. EITF 03-1 did not have an impact on the Company's consolidated financial condition, results of operations or cash flows and no additional disclosure was required.

4. Recently Issued Accounting Standards

In December 2003, the Financial Accounting Standards Board (the "FASB") issued a revision of Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132R"). SFAS 132R requires additional disclosures to those in the original Statement of Financial Accounting Standards No. 132 about the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows and components of net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The interim period disclosures required by SFAS 132R are effective for interim periods beginning after December 15, 2003. The adoption of SFAS 132R is not expected to have an impact on the Company's consolidated financial position, results of operations or cash flows.

5. Junior Subordinated Deferrable Interest Debentures

In 2001, PennFed formed Trust II. On March 28, 2001, Trust II sold $12.0 million of 10.18% cumulative trust preferred securities in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act"). Therefore, these securities have not been registered under the Act. Trust II used the proceeds from the sale of its trust preferred securities to purchase 10.18% junior subordinated deferrable interest debentures issued by PennFed. The sole assets of Trust II are $12.4 million of junior subordinated deferrable interest debentures which mature in 2031 and are redeemable at any time after ten years. The obligations of PennFed related to Trust II constitute a full and unconditional guarantee by PennFed of Trust II obligations under its trust preferred securities. The Company used the proceeds from the junior subordinated deferrable interest debentures for general corporate purposes, including a $4.2 million capital contribution to the Bank to support growth.

In 2003, PennFed formed a wholly-owned trust subsidiary, PennFed Capital Trust III ("Trust III"). On June 2, 2003, Trust III sold $30.0 million of variable rate cumulative trust preferred securities in a private transaction exempt from registration under the Act. Therefore, these securities have not been registered under the Act. Trust III used the proceeds from the sale of its trust preferred securities to purchase variable rate junior subordinated deferrable interest debentures issued by PennFed. The sole assets of Trust III are $30.9 million of junior subordinated deferrable interest debentures which mature in 2033 and are redeemable at any time after five years. The obligations of PennFed related to Trust III constitute a full and unconditional guarantee by PennFed of Trust III obligations under its trust preferred securities. The Company used the proceeds from the junior subordinated deferrable interest debentures together with available cash to redeem $34.5 million of 8.90% cumulative trust preferred securities issued by PennFed Capital Trust I in October 1997.

6. Computation of EPS

The computation of EPS is presented in the following table.

                                                             Three months ended                     Six months ended
                                                                 December 31,                          December 31,
                                                        ------------------------------        ------------------------------
                                                            2003               2002               2003               2002
                                                        -----------        -----------        -----------        -----------
                                                                  (Dollars in thousands, except per share amounts)
Net income .....................................        $     2,881        $     3,824        $     6,254        $     7,648
                                                        ===========        ===========        ===========        ===========

Number of shares outstanding:
Weighted average shares issued .................         11,900,000         11,900,000         11,900,000         11,900,000
Less: Weighted average shares held in treasury .          5,021,429          4,714,030          5,031,834          4,640,016
Less: Average shares held by the ESOP ..........            952,000            952,000            952,000            952,000
Plus: ESOP shares released or committed to be
           released during the fiscal year .....            887,585            763,227            871,482            748,242
                                                        -----------        -----------        -----------        -----------
Average basic shares ...........................          6,814,156          6,997,197          6,787,648          7,056,226
Plus: Average common stock equivalents .........            429,788            529,501            452,181            533,515
                                                        -----------        -----------        -----------        -----------
Average diluted shares .........................          7,243,944          7,526,698          7,239,829          7,589,741
                                                        ===========        ===========        ===========        ===========

Earnings per common share:
        Basic ..................................        $      0.42        $      0.55        $      0.92        $      1.08
                                                        ===========        ===========        ===========        ===========
        Diluted ................................        $      0.40        $      0.51        $      0.86        $      1.01
                                                        ===========        ===========        ===========        ===========

7. Stockholders' Equity and Regulatory Capital

The Bank's regulatory capital amounts and ratios are presented in the following table.

                                                                                                               To Be Well
                                                                               For Minimum                  Capitalized Under
                                                                            Capital Adequacy                Prompt Corrective
                                                  Actual                         Purposes                   Action Provisions
                                            -------------------           ----------------------         -----------------------
                                            Amount        Ratio           Amount           Ratio         Amount            Ratio
                                            ------        -----           ------           -----         ------            -----
                                                                         (Dollars in thousands)
As of December 31, 2003
Tangible capital, and ratio to
  adjusted total assets ...........        $159,289        8.91%         $ 26,824           1.50%             N/A            N/A
Tier I (core) capital, and ratio to
  adjusted total assets ...........        $159,289        8.91%         $ 71,530           4.00%        $ 89,412           5.00%
Tier I (core) capital, and ratio to
  risk-weighted assets ............        $159,289       17.02%              N/A            N/A         $ 56,159           6.00%
Risk-based capital, and ratio to
  risk-weighted assets ............        $165,579       17.69%         $ 74,878           8.00%        $ 93,598          10.00%

As of June 30, 2003
Tangible capital, and ratio to
  adjusted total assets ...........        $157,853        8.73%         $ 27,127           1.50%             N/A            N/A
Tier I (core) capital, and ratio to
  adjusted total assets ...........        $157,853        8.73%         $ 72,339           4.00%        $ 90,424           5.00%
Tier I (core) capital, and ratio to
  risk-weighted assets ............        $157,853       16.54%              N/A            N/A         $ 57,274           6.00%
Risk-based capital, and ratio to
  risk-weighted assets ............        $164,241       17.21%         $ 76,366           8.00%        $ 95,457          10.00%

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

                                                                                                               To Be Well
                                                                                For Minimum                 Capitalized Under
                                                                             Capital Adequacy               Prompt Corrective
                                                   Actual                        Purposes                   Action Provisions
                                            -------------------           ----------------------         -----------------------
                                            Amount        Ratio           Amount           Ratio         Amount            Ratio
                                            ------        -----           ------           -----         ------            -----
                                                                         (Dollars in thousands)
As of December 31, 2003
Tier I capital, and ratio to
  adjusted total assets............        $157,816        8.81%          $71,649           4.00%             N/A             N/A
Tier I capital, and ratio to
  risk-weighted assets.............        $157,816       17.03%          $37,073           4.00%         $55,610           6.00%
Total capital, and ratio to
  risk-weighted assets.............        $164,105       17.71%          $74,147           8.00%         $92,684          10.00%

As of June 30, 2003
Tier I capital, and ratio to
  adjusted total assets............        $151,260        8.35%          $72,441           4.00%             N/A             N/A
Tier I capital, and ratio to
  risk-weighted assets.............        $151,260       16.00%          $37,822           4.00%         $56,733           6.00%
Total capital, and ratio to
  risk-weighted assets.............        $157,647       16.67%          $75,644           8.00%         $94,555          10.00%

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

Financial Condition

Total assets decreased $20.5 million to $1.792 billion at December 31, 2003 from total assets of $1.812 billion at June 30, 2003. When compared to June 30, 2003, the decrease at December 31, 2003 was primarily due to a $71.0 million decrease in net loans receivable and a $46.3 million decrease in cash and cash equivalents partially offset by a $73.8 million increase in investment securities held to maturity and an $11.2 million increase in mortgage-backed securities. The decrease at December 31, 2003 was also partially offset by a $12.2 million investment in bank owned life insurance ("BOLI"). The effects of accelerated prepayments on loans held to maturity and sales of predominately conforming, fixed rate, one- to four-family residential mortgage loans held for sale into the secondary market more than offset loan originations. During the three months ended December 31, 2003, one- to four-family residential loan production slowed significantly as applications for refinances slowed due to a recent rise in interest rates. Due to this significant slowdown in mortgage loan applications and as a means to alternatively invest available cash at higher yields, in late December 2003, the Company discontinued its loan sale strategy and began to retain originated one- to four-family residential loans for its portfolio.

Deposits increased $12.6 million to $1.107 billion at December 31, 2003 from $1.095 billion at June 30, 2003. An increase in core deposit accounts (checking, money market and savings accounts) of $28.3 million was partially offset by a $15.7 million decrease in short- and medium-term certificates of deposit. At December 31, 2003, Federal Home Loan Bank ("FHLB") of New York advances and other borrowings totaled $508.6 million, reflecting a decrease of $22.5 million from the $531.1 million at June 30, 2003. Junior subordinated deferrable interest debentures increased $12.0 million due to the Company's full adoption of Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). Pursuant to FIN 46, the Company's trust preferred subsidiaries are no longer consolidated and the $12.4 million junior subordinated deferrable interest debentures of Trust II are now reflected as long-term borrowings. In accordance with the adoption of FIN 46, financial information prior to the adoption date has not been restated.

Non-accruing loans (loans whereby the collection of principal or interest becomes delinquent more than 90 days) at December 31, 2003 totaled $3.1 million, as compared to $1.7 million at June 30, 2003. The increase in the amount of non-accruing loans is in the one- to four-family loan category, and primarily reflects the addition of only two large loans. The ratio of non-accruing loans to total loans increased to 0.27% at December 31, 2003 from 0.14% at June 30, 2003. Real estate owned at December 31, 2003 remained unchanged from the $28,000 recorded at June 30, 2003. Total non-performing assets (non-accruing loans and real estate owned) at December 31, 2003 totaled $3.1 million, as compared to $1.7 million at June 30, 2003. The ratio of non-performing assets to total assets increased to 0.18% at December 31, 2003 from 0.09% at June 30, 2003.

Stockholders' equity at December 31, 2003 totaled $120.8 million compared to $116.8 million at June 30, 2003. The increase primarily reflects the net income recorded for the six months ended December 31, 2003 and the exercise of stock options, partially offset by the repurchase of 120,000 shares of the Company's outstanding stock at an average price of $29.54 per share and the declaration of cash dividends.

Results of Operations

General. For the three months ended December 31, 2003, net income was $2.9 million, or $0.40 per diluted share, compared to net income of $3.8 million, or $0.51 per diluted share, for the comparable prior year period. For the six months ended December 31, 2003, net income was $6.3 million, or $0.86 per diluted share. These results compare to net income of $7.6 million, or $1.01 per diluted share, for the six months ended December 31, 2002.

Interest and Dividend Income. Interest and dividend income for the three and six months ended December 31, 2003 decreased to $23.7 million and $47.4 million, respectively, from $27.4 million and $56.4 million for the three and six months ended December 31, 2002. In general, the decline in interest and dividend income reflects a lower level of interest-earning assets due to the effects of loan sales and accelerated prepayments, and a lower yield earned on these assets as a cumulative result of prepayments of higher yielding loans and origination of loans at lower market interest rates. Average interest-earning assets were $1.716 billion for both the three and six months ended December 31, 2003, compared to $1.792 billion and $1.807 billion for the comparable prior year periods. The average yield earned on interest-earning assets decreased to 5.50% for both the three and six months ended December 31, 2003 from 6.08% and 6.22% for the three and six months ended December 31, 2002, respectively. As discussed below, the average yield earned for the three and six months ended December 31, 2003 was also negatively impacted by the suspension of dividends paid on FHLB of New York stock.

Interest income on residential one- to four-family mortgage loans for the three and six months ended December 31, 2003 decreased $4.4 million and $10.1 million, respectively, when compared to the prior year periods. The decreases in interest income on residential one- to four-family mortgage loans were due to decreases in the average yield earned on this loan portfolio to 5.52% and 5.45% from 5.93% and 6.09% for the three and six months ended December 31, 2003, respectively, when compared to the prior year periods, reflecting the payoff or refinance of higher yielding loans and the origination of lower yielding loans. In addition, the decreases in interest income on residential one- to four-family mortgage loans were due to decreases in the average balance of residential one- to four-family mortgage loans outstanding of $233.6 million and $236.5 million for the three and six months ended December 31, 2003, respectively, when compared to the prior year periods, as the result of accelerated prepayments and loan sales.

Interest income on commercial and multi-family real estate loans decreased $215,000 and $181,000 for the three and six months ended December 31, 2003, respectively, when compared to the prior year periods. The decreases in interest income on commercial and multi-family real estate loans were attributable to decreases in the average yield earned on these loans. The average yield on commercial and multi-family real estate loans decreased to 7.28% and 7.38% for the current three and six month periods, respectively, compared to 7.82% and 7.89% for the three and six months ended December 31, 2002. As with other loans, the payoff of higher yielding loans and the origination of loans at lower market interest rates has resulted in a decline in the yield of the commercial and multi-family real estate loan portfolio. The decreases in interest income for this portfolio were partially offset by increases in the average outstanding balance of commercial and multi-family real estate loans of $238,000 and $5.9 million for the three and six months ended December 31, 2003, respectively, when compared to the prior year periods.

Interest income on consumer loans decreased $225,000 and $488,000 for the three and six months ended December 31, 2003, respectively, when compared to the prior year periods. The decreases in interest income for this loan portfolio were reflective of the lower market interest rates. The average yield earned on consumer loans decreased to 5.51% and 5.58% for the three and six months ended December 31, 2003, respectively, from 6.20% and 6.28% for the comparable prior year periods. In addition, the decreases in interest income on consumer loans were attributable to decreases of $1.7 million and $2.5 million in the average balance outstanding for the three and six months ended

December 31, 2003, respectively, when compared to the three and six months ended December 31, 2002.

Interest income on investment securities and other interest-earning assets increased $1.8 million and $3.8 million for the three and six months ended December 31, 2003, respectively, compared to the prior year periods. The increases in interest income on these securities were attributable to $173.7 million and $172.5 million increases in the average balance outstanding for the three and six months ended December 31, 2003, respectively, when compared to the prior year periods. As a partial offset to the reduction in loans and mortgage-backed securities due to increased prepayments, additional investment securities were purchased. The interest income on investment securities and other interest-earning assets for the three and six months ended December 31, 2003 was negatively impacted by declines in the average yield earned on these securities. The average yield decreased to 5.20% and 5.29% for the current three and six month periods, respectively, compared to 5.92% and 5.93% for the three and six months ended December 31, 2002 as called investment securities were replaced with lower yielding investments. In addition, the interest income on investment securities and other interest-earning assets for the three months ended December 31, 2003 was adversely affected by the suspension of dividends paid on FHLB of New York stock. As a result, no dividend income was recorded for this stock during the three months ended December 31, 2003, compared to $349,000 for the three months ended December 31, 2002.

Interest income on the mortgage-backed securities portfolio decreased $754,000 and $2.2 million for the three and six months ended December 31, 2003, respectively, compared to the prior year periods. The decreases in interest income on mortgage-backed securities for the three and six months ended December 31, 2003 were due to a decrease in the average yield earned on this portfolio to 5.08% and 5.06%, respectively, from 5.68% and 5.94% for the three and six months ended December 31, 2002. In addition, the decreases in interest income on mortgage-backed securities were due to decreases in the average balance outstanding of $42.4 million and $58.5 million for the three and six months ended December 31, 2003, respectively, when compared to the prior year period, primarily due to accelerated prepayments.

Interest Expense. Interest expense decreased $1.8 million and $4.2 million for the three and six months ended December 31, 2003, respectively, from the comparable prior year periods. The decreases in the current year periods were attributable to decreases in the Company's cost of funds to average rates of 3.50% and 3.53% for the three and six months ended December 31, 2003, respectively, from 3.86% and 3.93% for the prior year periods, as a result of lower market interest rates. The decreases in interest expense for the three and six months ended December 31, 2003 were also attributable to decreases in total average deposits and borrowings of $31.2 million and $42.2 million, respectively, when compared to the prior year periods.

For the three and six months ended December 31, 2003, the average rate paid on deposits decreased to 2.40% and 2.42%, respectively, from 3.05% and 3.17% for the three and six months ended December 31, 2002. Average deposit balances decreased $54.4 million and $74.3 million to $1.096 billion and $1.085 billion for the three and six months ended December 31, 2003, respectively, from $1.150 billion and $1.159 billion for the comparable prior year periods. The lower level of interest rates during the current year periods when compared to the prior year periods resulted in decreases in the balance of certificates of deposit while core deposit balances increased. With a reduction in the Company's funding needs as a result of loan sales and accelerated loan prepayments, maturing, higher costing certificates of deposit were priced to allow runoff.

The average cost of FHLB of New York advances increased slightly to 5.68% and 5.67% for the three and six months ended December 31, 2003, respectively, from 5.66% for both of the prior year periods. Due to maturing FHLB of New York advances, the average balance of advances decreased $18.5 million and $10.0 million for the three and six months ended December 31, 2003, respectively, when compared to the prior year periods. For the three months ended December 31, 2003, the average balance of other borrowings decreased $279,000, while the average balance of other borrowings for the six months ended December 31, 2003 increased $123,000, when compared to the respective prior year periods. For the three and six months ended December 31, 2003, the average rate paid on other borrowings decreased to 4.55% and 4.52%, respectively, from 4.61% and 4.64% for the three and six months ended December 31, 2002.

Pursuant to FIN 46, interest expense for the three and six months ended December 31, 2003 included the costs associated with the junior subordinated deferrable interest debentures. For the three and six months ended December 31, 2003, the junior subordinated deferrable interest debentures had an average balance of $42.0 million and an average cost of 6.34% and 6.38%, respectively.

Net Interest and Dividend Income. Net interest and dividend income before provision for loan losses for the three and six months ended December 31, 2003 was $9.0 million and $18.0 million, respectively, compared to $11.0 million and $22.7 million recorded in the prior year periods. Average net interest-earning assets decreased $44.8 million and $48.8 million for the three and six months ended December 31, 2003, respectively, when compared to the prior year periods. The net interest rate spread and net interest margin for the three months ended December 31, 2003 were 2.00% and 2.14%, respectively, a decrease from 2.22% and 2.47% for the comparable prior year period. For the six months ended December 31, 2003, the net interest rate spread and net interest margin were 1.97% and 2.12%, respectively, a decrease from 2.29% and 2.54% for the six months ended December 31, 2002. The net interest margin was reduced during the current year periods when compared to the prior year periods principally due to the effect of accelerated prepayments resulting from lower market interest rates. Additionally, the net interest margin for the three and six months ended December 31, 2003 was reduced due to the suspension of dividends paid by the FHLB of New York on its stock for the three months ended December 31, 2003. Assuming a dividend was paid by the FHLB of New York for the three months ended December 31, 2003 approximately equal to the $318,000 payment which was made for the three months ended September 30, 2003, the Company's net interest margin would have increased approximately 0.07% and 0.04% for the three and six months ended December 31, 2003, respectively.

Provision for Loan Losses. There was no provision for loan losses recorded for the three and six months ended December 31, 2003, as management believes the current allowance for loan losses is adequate to absorb probable losses on existing loans that may become uncollectible. Loan loss provisions of $200,000 and $425,000 were recorded for the three and six months ended December 31, 2002, respectively. The allowance for loan losses at December 31, 2002 of $6.3 million is relatively unchanged from the balance at June 30, 2003. The allowance for loan losses as a percentage of non-accruing loans was 201.25% at December 31, 2003, compared to 373.60% at June 30, 2003. Non-accruing loans were $3.1 million at December 31, 2003 compared to $1.7 million at June 30, 2003. The allowance for loan losses as a percentage of total loans at December 31, 2003 was 0.54% compared to 0.51% at June 30, 2003 primarily due to the amount of the overall loan portfolio. See the discussion in this Form 10-Q under "Critical Accounting Policy".

Non-Interest Income. For the three months ended December 31, 2003, non-interest income was $1.6 million compared to $2.1 million for the prior year period. For the six months ended December 31, 2003, non-interest income of $3.6 million was relatively unchanged compared to the six months ended December 31, 2002. The decrease in non-interest income for the current three month period was primarily due to decreases in service charges and net gain on sales of loans partially offset by an increase in other non-interest income, when compared to the prior year period. For the six months ended December 31, 2003, an increase in other non-interest income was offset by decreases in service charges and net gain on sales of loans, when compared to the six months ended December 31, 2002.

Service charge income for the three and six months ended December 31, 2003 was $871,000 and $2.2 million, respectively, compared to $1.2 million and $2.4 million recorded for the prior year periods. Due to a recent increase in interest rates during the current three month period, loan prepayments and modifications decreased significantly, and is reflected as a decline in service charge income.

During the three and six months ended December 31, 2003, the net gain on sales of loans was $363,000 and $697,000, respectively, compared to $563,000 and $794,000 for the three and six months ended December 31, 2002. Approximately $8.1 million and $46.6 million of conforming, fixed rate one- to four-family residential mortgage loans were sold into the secondary market during the three and six months ended December 31, 2003, respectively. In addition, during the three and six months ended December 31, 2003, the Company sold approximately $16.2 million and $33.9 million of primarily fixed rate one- to four-family residential mortgage loans to other financial institutions, respectively. There were no such sales for the comparable prior year periods. Approximately $46.0 million and $58.5 million of conforming, fixed rate one- to four-family residential mortgage loans were sold into the secondary market during the three and six months ended December 31, 2002, respectively. During the three months ended December 31, 2003 and 2002, a $3.0 million and a $4.0 million commercial real estate loan participation was sold, respectively, as a means to reduce the Company's credit exposure on a large commercial real estate loan relationship, realizing a net gain each period of approximately $183,000. During the three months ended December 31, 2003, one- to four-family residential loan production slowed significantly as applications for refinances slowed due to a rise in interest rates. Due to this significant slowdown in mortgage loan applications and as a means to alternatively invest available cash at higher yields, in late December 2003, the Company discontinued its loan sale strategy and began to retain originated one- to four-family residential loans for portfolio.

Other non-interest income increased $63,000 and $210,000 for the three and six months ended December 31, 2003 to $329,000 and $702,000, respectively, compared to $266,000 and $492,000 for the prior year periods. The increase in other non-interest income for the three and six months ended December 31, 2003 was primarily due to $134,000 and $224,000 of income from the investment in BOLI. Other non-interest income for the current year periods also included the earnings of the unconsolidated subsidiaries Trust II and Trust III, pursuant to FIN 46.

Non-Interest Expenses. Non-interest expenses for the three and six months ended December 31, 2003 were $6.3 million and $12.0 million, respectively, compared to $6.8 million and $13.9 million for the prior year periods, which included $1.1 million and $2.2 million of preferred securities expense, respectively. With the adoption of FIN 46, the cost of the trust preferred securities is included in interest expense. The Company's non-interest expenses as a percent of average assets decreased to 1.40% and 1.34% for the three and six months ended December 31, 2003, respectively, from 1.46% and 1.49% for the comparable prior year periods.

Income Tax Expense. Income tax expense for the three and six months ended December 31, 2003 was $1.5 million and $3.3 million, respectively, compared to $2.2 million and $4.4 million for the three and six months ended December 31, 2002. The effective tax rate for the three and six months ended December 31, 2003 was 33.7% and 34.8%, respectively, compared to 36.2% and 36.4% for the prior year periods. The decreases in the effective tax rate were primarily due to the purchase of BOLI, for which the change in the cash surrender value is not subject to tax.

Analysis of Net Interest Income

The following tables set forth certain information relating to the Company's Consolidated Statements of Financial Condition and the Consolidated Statements of Income for the three and six months ended December 31, 2003 and 2002 and reflect the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived from average daily balances. The average balance of loans receivable includes non-accruing loans. The yields and costs include fees which are considered adjustments to yields.

                                                                        Three Months Ended December 31,
                                                   -----------------------------------------------------------------------------
                                                                    2003                                      2002
                                                   -----------------------------------      ------------------------------------
                                                     Average      Interest                    Average       Interest
                                                   Outstanding     Earned/     Yield/       Outstanding      Earned/     Yield/
                                                     Balance        Paid      Rate (1)        Balance         Paid      Rate (1)
                                                   -----------    --------    --------      ------------    --------    --------
                                                                             (Dollars in thousands)
Interest-earning assets:
    One- to four-family mortgage
       loans...................................    $   889,186    $ 12,281       5.52%      $  1,122,821    $ 16,677      5.93%
    Commercial and multi-family real
       estate loans............................        161,142       2,988       7.28            160,904       3,203      7.82
    Consumer loans.............................        114,548       1,591       5.51            116,217       1,816      6.20
                                                   -----------    --------                  ------------    --------
       Total loans receivable..................      1,164,876      16,860       5.76          1,399,942      21,696      6.17

    Federal funds sold.........................         31,852          79       0.97              4,141          13      1.19
    Investment securities and other............        417,399       5,429       5.20            243,657       3,608      5.92
    Mortgage-backed securities.................        101,665       1,290       5.08            144,035       2,044      5.68
                                                   -----------    --------                  ------------    --------
       Total interest-earning assets...........      1,715,792    $ 23,658       5.50          1,791,775    $ 27,361      6.08
                                                                  ========                                  ========

Non-interest earning assets....................         65,976                                    69,524
                                                   -----------                              ------------
       Total assets............................    $ 1,781,768                              $  1,861,299
                                                   ===========                              ============

Deposits and borrowings:
    Money market and demand deposits...........    $   168,666    $     80       0.19%      $    171,153    $    253      0.59%
    Savings deposits...........................        382,712       2,453       2.54            332,090       2,194      2.62
    Certificates of deposit....................        544,595       4,102       2.99            647,155       6,406      3.93
                                                   -----------    --------                  ------------    --------
       Total deposits..........................      1,095,973       6,635       2.40          1,150,398       8,853      3.05

    FHLB of New York advances..................        486,003       7,043       5.68            504,465       7,281      5.66
    Other borrowings...........................         23,148         269       4.55             23,427         276      4.61
    Junior subordinated debentures.............         42,009         673       6.34                 --          --        --
                                                   -----------    --------                  ------------    --------
       Total deposits and borrowings...........      1,647,133    $ 14,620       3.50          1,678,290    $ 16,410      3.86
                                                                  ========                                  ========

Other liabilities..............................         15,225                                    19,310
                                                   -----------                              ------------
       Total liabilities.......................      1,662,358                                 1,697,600
Trust Preferred securities.....................            ---                                    44,565
Stockholders' equity...........................        119,410                                   119,134
                                                   -----------                              ------------
       Total liabilities and stockholders'
           equity..............................    $ 1,781,768                              $  1,861,299
                                                   ===========                              ============

Net interest income and net
    interest rate spread.......................                   $  9,038       2.00%                      $ 10,951      2.22%
                                                                  ========       ====                       ========      ====

Net interest-earning assets and
    interest margin............................    $    68,659                   2.14%      $    113,485                  2.47%
                                                   ===========                   ====       ============                  ====

Ratio of interest-earning assets to
    deposits and borrowings....................                                104.17%                                  106.76%
                                                                               ======                                   ======

(1)   Annualized.

                                                                         Six Months Ended December 31,
                                                   -----------------------------------------------------------------------------
                                                                    2003                                      2002
                                                   -----------------------------------      ------------------------------------
                                                     Average      Interest                    Average       Interest
                                                   Outstanding     Earned/     Yield/       Outstanding      Earned/     Yield/
                                                     Balance        Paid      Rate (1)        Balance         Paid      Rate (1)
                                                   -----------    --------    --------      ------------    --------    --------
                                                                              (Dollars in thousands)
Interest-earning assets:
    One- to four-family mortgage
       loans...................................    $   908,463    $ 24,811       5.45%      $  1,144,989    $ 34,904      6.09%
    Commercial and multi-family real
       estate loans............................        161,089       6,054       7.38            155,149       6,235      7.89
    Consumer loans.............................        115,661       3,255       5.58            118,185       3,743      6.28
                                                   -----------    --------                  ------------    --------
       Total loans receivable..................      1,185,213      34,120       5.73          1,418,323      44,882      6.30

    Federal funds sold.........................         30,298         150       0.97              2,071          13      1.19
    Investment securities and other............        404,797      10,711       5.29            232,337       6,889      5.93
    Mortgage-backed securities.................         95,531       2,418       5.06            154,048       4,578      5.94
                                                   -----------    --------                  ------------    --------
       Total interest-earning assets...........      1,715,839    $ 47,399       5.50          1,806,779    $ 56,362      6.22
                                                                  ========                                  ========

Non-interest earning assets....................         64,616                                    63,698
                                                   -----------                              ------------
       Total assets............................    $ 1,780,455                              $  1,870,477
                                                   ===========                              ============

Deposits and borrowings:
    Money market and demand deposits...........    $   170,391    $    167       0.19%      $    169,054    $    590      0.69%
    Savings deposits...........................        371,553       4,742       2.53            325,927       4,402      2.68
    Certificates of deposit....................        543,124       8,316       3.04            664,340      13,515      4.04
                                                   -----------    --------                  ------------    --------
       Total deposits..........................      1,085,068      13,225       2.42          1,159,321      18,507      3.17

    FHLB of New York advances..................        494,434      14,302       5.67            504,465      14,562      5.66
    Other borrowings...........................         23,419         542       4.52             23,296         552      4.64
    Junior subordinated debentures.............         42,004       1,355       6.38                 --          --        --
                                                   -----------    --------                  ------------    --------
       Total deposits and borrowings...........      1,644,925    $ 29,424       3.53          1,687,082    $ 33,621      3.93
                                                                  ========                                  ========

Other liabilities..............................         17,026                                    19,566
                                                   -----------                              ------------
       Total liabilities.......................      1,661,951                                 1,706,648
Trust Preferred securities.....................            ---                                    44,556
Stockholders' equity...........................        118,504                                   119,273
                                                   -----------                              ------------
       Total liabilities and stockholders'
           equity..............................    $ 1,780,455                              $  1,870,477
                                                   ===========                              ============

Net interest income and net
    interest rate spread.......................                   $ 17,975       1.97%                      $ 22,741      2.29%
                                                                  ========       ====                       ========      ====

Net interest-earning assets and
    interest margin............................    $    70,914                   2.12%      $    119,697                  2.54%
                                                   ===========                   ====       ============                  ====

Ratio of interest-earning assets to
    deposits and borrowings....................                                104.31%                                  107.09%
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

                                                                              December 31,               June 30,
                                                                                  2003                     2003
                                                                              ------------                ------
                                                                                     (Dollars in thousands)
Non-accruing loans:
     One- to four-family ................................................        $3,033                   $1,451
     Commercial and multi-family ........................................            15                       --
     Consumer ...........................................................            68                      231
                                                                                 ------                   ------
         Total non-accruing loans .......................................         3,116                    1,682

Real estate owned, net ..................................................            28                       28
                                                                                 ------                   ------

         Total non-performing assets ....................................         3,144                    1,710
                                                                                 ------                   ------

         Total risk elements ............................................        $3,144                   $1,710
                                                                                 ======                   ======

Non-accruing loans as a percentage of total loans .......................          0.27%                    0.14%
                                                                                 ======                   ======

Non-performing assets as a percentage of total assets ...................          0.18%                    0.09%
                                                                                 ======                   ======

Total risk elements as a percentage of total assets .....................          0.18%                    0.09%
                                                                                 ======                   ======

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

The Company has not substantively changed any aspect of its overall approach in its determination of the level of the allowance for loan losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance.

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

At December 31, 2003, the Company's total deposits and borrowings maturing or repricing within one year exceeded its total interest-earning assets maturing or repricing within one year by $27.3 million, representing a one year negative gap of 1.53% of total assets, compared to a one year positive gap of $193.7 million, or 10.69%, of total assets at June 30, 2003. The Company's gap position changed from June 30, 2003 primarily due to the lengthening of asset cash flows as the yield curve has begun to steepen and prepayment activity on loans and mortgage-backed securities has slowed. Additionally, due to the increase in long-term interest rates, certain investment securities with callable features are no longer assumed to be redeemed within one year. Furthermore, the short-term estimated cash flows of the Company's interest-bearing liabilities increased due to an increase in certificates of deposit maturing within one year, an increase in medium-term borrowings maturing within one year and the repricing of higher yielding savings accounts in July 2004. Partially offsetting the effect from these items was an increase in core deposits.

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

Net Portfolio Value. The Company's interest rate sensitivity is regularly monitored by management through additional interest rate risk ("IRR") measures, including an IRR "Exposure Measure" or "Post-Shock" NPV ratio and a "Sensitivity Measure." A low Post-Shock NPV ratio indicates greater exposure to IRR. Greater exposure can result from a high sensitivity to changes in interest rates. The Sensitivity Measure is the change in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. At least quarterly, and generally monthly, management models the change in net portfolio value ("NPV") over a variety of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. An NPV ratio, in any interest rate scenario, is defined as the NPV in that rate scenario divided by the market value of assets in the same scenario. Assumptions used in calculating interest rate sensitivity are periodically reviewed and modified as appropriate.

As of December 31, 2003, the Bank's internally generated initial NPV ratio was 8.90%. Following a 2% increase in interest rates, the Bank's Post-Shock NPV ratio was 8.14%. The change in the NPV ratio, or the Bank's Sensitivity Measure, was negative 0.76%. As of December 31, 2003, the Company's internally generated initial NPV ratio was 8.75%, the Post-Shock ratio was 7.70%, and the Sensitivity Measure was negative 1.06%. Variances between the Bank's and the Company's NPV ratios are attributable to balance sheet items which are adjusted during consolidation, such as investments, intercompany borrowings and capital.

Internally generated NPV measurements are based on simulations which utilize institution specific assumptions, including discount rates, and generally result in lower levels of presumed interest rate risk than Office of Thrift Supervision ("OTS") measurements indicate.

The OTS measures the Bank's IRR on a quarterly basis using data from the quarterly Thrift Financial Reports filed by the Bank with the OTS, coupled with non-institution specific assumptions which are based on national averages. As of September 30, 2003 (the latest date for which information is available), the Bank's initial NPV ratio, as measured by the OTS, was 9.03%, the Bank's Post-Shock ratio was 5.79% and the Sensitivity Measure was negative 3.24%.

In addition to monitoring NPV and gap, management also monitors the duration of assets and liabilities and the effects on net interest income resulting from parallel and non-parallel increases or decreases in rates.

At December 31, 2003, based on its internally generated simulation models, the Company's consolidated net interest income projected for one year forward would decrease 1.9% from the base case, or current market, as a result of an immediate and sustained 2% increase in interest rates.

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

The Company's cash needs for the six months ended December 31, 2003 were provided by operating activities, including the sale of loans, proceeds from maturities of investment securities, principal repayments of loans and mortgage-backed securities and an increase in deposits. During the six months ended December 31, 2003, the cash provided was used to fund investing activities, which included the origination and purchase of loans and the purchase of investment and mortgage-backed securities, as well as for the repayment of FHLB of New York advances and other borrowings. Additionally, during the six months ended December 31, 2003, the cash provided was used to fund an investment in BOLI. During the six months ended December 31, 2002, the cash needs of the Company were provided by operating activities, including the sale of loans, proceeds from maturities of investment securities and principal repayments of loans and mortgage-backed securities. During this period, the cash provided was used for investing activities, which included the origination of loans and the purchase of investment securities, as well as to fund a decrease in deposits. Additionally, during the six months ended December 31, 2002, the cash provided was used for the repurchase of common stock.

Current regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percentage of risk-adjusted assets; a ratio of core capital to risk-adjusted assets; a leverage ratio of core capital to total adjusted assets; and a tangible capital ratio expressed as a percentage of total adjusted assets. As of December 31, 2003, the Bank exceeded all regulatory capital requirements and qualified as a "well-capitalized" institution (see Note 7. - Stockholders' Equity and Regulatory Capital, in the Notes to Consolidated Financial Statements).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's most significant form of market risk is interest rate risk, as the majority of its assets and liabilities are sensitive to changes in interest rates. See the discussion in this Form 10-Q under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of
Operations-Interest Rate Sensitivity."

Item 4. Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the
          -------------------------------------------------
Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Act")) was carried out as of December 31, 2003 under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2003, the Company's disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      (b) Changes in Internal Controls: During the quarter ended December 31,
          -----------------------------
2003, no change occurred in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings

      None.

Item 2. Changes in Securities

      None.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      (a) The Annual Meeting of Stockholders (Annual Meeting) was held on October 29, 2003.

      (b)   Directors elected:
            Joseph L. LaMonica
            Mario Teixeira, Jr.

      (c)   At the Annual Meeting the stockholders considered:

            (i)   the election of two directors,

            (ii) the proposal to change the Company's state of incorporation from Delaware to Maryland,

            (iii) the ratification of the appointment of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending June 30, 2004.

            The vote on the election of two directors was as follows:

                                               FOR             WITHHELD
                                            ---------          --------
            Joseph L. LaMonica              6,108,870           345,110
            Mario Teixeira, Jr.             6,368,215            85,765

            There were no broker non-votes with respect to the proposal.

            The vote on the proposal to change the Company's state of incorporation from Delaware to Maryland was as follows:

                  FOR             AGAINST       ABSTAIN       NON-VOTE
               ---------          -------       -------       --------
               4,088,228          538,917        67,222      1,759,613

            The vote on the ratification of the appointment of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending June 30, 2004 was as follows:

                  FOR             AGAINST       ABSTAIN
               ---------          -------       -------
               6,377,425           48,556        27,999

            There were no broker non-votes with respect to the proposal.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits:

                  See Exhibit Index.

      (b)   Reports on Form 8-K:

                  During the second quarter of fiscal 2004, the Company filed or furnished the following reports on Form 8-K:

                      Item #                      Item Description                              Filing Date
                  -----------------------------------------------------------------------------------------
                      7 & 12     First Quarter Earnings Release and the Script of the
                                   Financial Presentation from the Company's Annual
                                   Meeting of Stockholders                                 October 29, 2003

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PENNFED FINANCIAL SERVICES, INC.


Date: February 13, 2004         By: /s/ Joseph L. LaMonica
                                    -------------------------------------
                                    Joseph L. LaMonica
                                    President and Chief
                                    Executive Officer
                                    (Principal Executive Officer)


Date: February 13, 2004         By: /s/ Claire M. Chadwick
                                    -------------------------------------
                                    Claire M. Chadwick
                                    Executive Vice President,
                                    Chief Financial Officer and
                                    Controller
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

  Regulation                                                                                                 Reference to
     S-K                                                                                                     Prior Filing
   Exhibit                                                                                                    or Exhibit
    Number                                    Document                                                           Number
--------------------------------------------------------------------------------------------------------------------------
     2        Plan of acquisition, reorganization, arrangement, liquidation or succession                         None
     3 (i)    Articles of Incorporation                                                                             *
     3 (ii)   Bylaws                                                                                                *
     4        Stockholder Protection Rights Agreement                                                              **
     10       Material contracts:
              (a) Employee Stock Ownership Plan                                                                    ***
              (b) 1994 Amended and Restated Stock Option and Incentive Plan                                       ****
              (c) Management Recognition Plan                                                                      ***
              (d) Employment Agreement with Joseph L. LaMonica                                                    ****
              (e) Employment Agreement with Patrick D. McTernan                                                   ****
              (f) Employment Agreement with Jeffrey J. Carfora                                                    *****
              (g) Employment Agreement with Barbara A. Flannery                                                   ****
              (h) Employment Agreement with Claire M. Chadwick                                                   ******
              (i) Supplemental Executive Retirement Plan                                                         ******
                 (a) First Amendment to the Supplemental Executive Retirement Plan                              10(i)(a)
              (j) Supplemental Executive Death Benefit Plan                                                       10(j)
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
     99       Additional Exhibits                                                                            Not applicable

-------------------------
        *Filed as an appendix to the Company's Proxy Statement Pursuant to
         Section 14(a) of the Securities Exchange Act of 1934, filed with the Securities and Exchange Commission on September 22, 2003. Such previously filed document is hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

       **Filed as an exhibit to the Company's Registration Statement on Form 8-A under the Securities Exchange Act of 1934, filed with the Securities and Exchange Commission on March 28, 1996 as amended on Form 8-A/A (the "Form 8-A/A") filed with the Securities and Exchange Commission on February 11, 1998, further amended on Form 8-A/A-2 (the "Form 8-A/A-2") filed with the Securities and Exchange Commission on October 14, 1998. The First Amendment to the Stockholders Protection Rights Agreement is filed as an exhibit to the Form 8-A/A, the Second Amendment to the Stockholders Protection Rights Agreement is filed as an exhibit to the Form 8-A/A-2 and the Third Amendment to the Stockholders Protection Rights Agreement is filed as an exhibit to the Form 8-K filed with the Securities and Exchange Commission on October 29, 2003. These documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

      ***Filed as exhibits to the Company's Registration Statement on Form S-1 under the Securities Act of 1933, filed with the Securities and Exchange Commission on March 25, 1994 (Registration No. 33-76854). All of such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

     ****Filed as exhibits to the Company's Form 10-K under the Securities
         Exchange Act of 1934, filed with the Securities and Exchange Commission on September 24, 2001(File No. 0-24040). All of such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

    *****Filed as an exhibit to the Company's Form 10-Q under the Securities
         Exchange Act of 1934, filed with the Securities and Exchange Commission on February 14, 2002(File No. 0-24040). Such previously filed document is hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

   ******Filed as an exhibit to the Company's Form 10-K under the Securities
         Exchange Act of 1934, filed with the Securities and Exchange Commission on September 22, 2003 (File No. 0-24040). All of such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.