Form 10-Q
period 2004-03-31
PENNFED FINANCIAL SERVICES INC
filed 2004-05-14
CIK 920945

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(mark one)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ___________

                         Commission file number 0-24040

                        PennFed Financial Services, Inc.
    ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Maryland                                 22-3297339
    -------------------------------         ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

     622 Eagle Rock Avenue, West Orange, NJ                 07052-2989
    ------------------------------------------------------------------
    (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:       (973) 669-7366
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

YES |X|. NO |_|.
    ---

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

YES |X|. NO |_|.
    ---

      As of May 10, 2004, there were issued and outstanding 6,744,714 shares of the Registrant's Common Stock.

PART I - Financial Information
Item 1. Financial Statements

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

                                                                                                   March 31,              June 30,
                                                                                                     2004                   2003
                                                                                                  -----------           -----------
                                                                                                  (unaudited)             (audited)
                                                                                                        (Dollars in thousands)
ASSETS
Cash and amounts due from depository institutions ......................................          $    15,397           $    53,046
Federal funds sold .....................................................................                3,500                30,000
                                                                                                  -----------           -----------
     Cash and cash equivalents .........................................................               18,897                83,046
Investment securities available for sale, at market value, amortized cost of
       $4,631 and $4,467 at March 31, 2004 and June 30, 2003 ...........................                4,817                 4,741
Investment securities held to maturity, at amortized cost, market value of
     $425,323 and $345,468 at March 31, 2004 and June 30, 2003 .........................              420,286               339,498
Mortgage-backed securities held to maturity, at amortized cost, market value
     of $102,475 and $97,138 at March 31, 2004 and June 30, 2003 .......................               99,487                93,632
Loans held for sale ....................................................................                   --                11,496
Loans receivable, net of allowance for loan losses of $6,252 and $6,284
     at March 31, 2004 and June 30, 2003 ...............................................            1,197,730             1,217,422
Premises and equipment, net ............................................................               21,996                21,103
Real estate owned, net .................................................................                   28                    28
Federal Home Loan Bank of New York stock, at cost ......................................               24,273                25,223
Accrued interest receivable, net .......................................................               10,618                 8,684
Other intangible assets ................................................................                1,814                 3,175
Bank owned life insurance ("BOLI") .....................................................               12,359                    --
Other assets ...........................................................................                4,108                 4,404
                                                                                                  -----------           -----------
                                                                                                  $ 1,816,413           $ 1,812,452
                                                                                                  ===========           ===========
LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
     Deposits ..........................................................................          $ 1,129,537           $ 1,094,666
     Federal Home Loan Bank of New York advances .......................................              485,465               504,465
     Other borrowings ..................................................................               27,046                26,644
     Junior Subordinated Deferrable Interest Debentures, net of unamortized issuance expenses of $1,274 and $923 at March 31, 2004 and
       June 30, 2003 ...................................................................               42,026                30,005
     Mortgage escrow funds .............................................................                8,006                10,491
     Accounts payable and other liabilities ............................................                6,753                17,725
                                                                                                  -----------           -----------
     Total liabilities .................................................................            1,698,833             1,683,996
                                                                                                  -----------           -----------

Guaranteed Preferred Beneficial Interests in the Company's
     Junior Subordinated Deferrable Interest Debentures, net of unamortized
     issuance expenses of $379 at June 30, 2003 ........................................                   --                11,621

Stockholders' Equity:
     Serial preferred stock, $.01 par value, 7,000,000 shares
         authorized, no shares issued ..................................................                   --                    --
     Common stock, $.01 par value, 15,000,000 shares authorized, 11,900,000 shares issued and 6,703,004 and 6,838,029 shares outstanding at March
          31, 2004 and June 30, 2003 (excluding shares held in treasury
          of 5,196,996 and 5,061,971 at March 31, 2004 and June 30, 2003) ..............                   60                    60
     Additional paid-in capital ........................................................               67,809                65,689
     Employee Stock Ownership Plan Trust debt ..........................................                 (161)                 (644)
     Retained earnings, partially restricted ...........................................              130,486               124,797
     Accumulated other comprehensive income, net of taxes ..............................                  110                   177
     Treasury stock, at cost, 5,196,996 and 5,061,971 shares at
        March 31, 2004 and June 30, 2003 ...............................................              (80,724)              (73,244)
                                                                                                  -----------           -----------
     Total stockholders' equity ........................................................              117,580               116,835
                                                                                                  -----------           -----------
                                                                                                  $ 1,816,413           $ 1,812,452
                                                                                                  ===========           ===========

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Income

                                                                        Three months ended                   Nine months ended
                                                                             March 31,                           March 31,
                                                                    ----------------------------        ----------------------------
                                                                       2004              2003              2004              2003
                                                                    ----------        ----------        ----------        ----------
                                                                            (unaudited)                          (unaudited)
                                                                            (Dollars in thousands, except per share amounts)
Interest and Dividend Income:
     Interest and fees on loans ............................        $   16,899        $   20,038        $   51,019        $   64,920
     Interest on federal funds sold ........................                25                93               175               106
     Interest and dividends on investment securities .......             6,041             3,805            16,752            10,694
     Interest on mortgage-backed securities ................             1,361             1,640             3,779             6,218
                                                                    ----------        ----------        ----------        ----------
                                                                        24,326            25,576            71,725            81,938
                                                                    ----------        ----------        ----------        ----------
Interest Expense:
     Deposits ..............................................             6,688             7,393            19,913            25,900
     Borrowed funds ........................................             7,239             7,394            22,083            22,508
     Junior subordinated debentures ........................               671                --             2,026                --
                                                                    ----------        ----------        ----------        ----------
                                                                        14,598            14,787            44,022            48,408
                                                                    ----------        ----------        ----------        ----------
 Net Interest and Dividend Income Before Provision
     for Loan Losses .......................................             9,728            10,789            27,703            33,530
Provision for Loan Losses ..................................                --               100                --               525
                                                                    ----------        ----------        ----------        ----------
Net Interest and Dividend Income After Provision
     for Loan Losses .......................................             9,728            10,689            27,703            33,005
                                                                    ----------        ----------        ----------        ----------

Non-Interest Income:
     Service charges .......................................               957             1,294             3,131             3,647
     Net gain from real estate operations ..................                --                 1                 1                 3
     Net gain on sales of loans ............................                57               498               754             1,292
     Other .................................................               360               220             1,062               712
                                                                    ----------        ----------        ----------        ----------
                                                                         1,374             2,013             4,948             5,654
                                                                    ----------        ----------        ----------        ----------

Non-Interest Expenses:
     Compensation and employee benefits ....................             3,901             3,358            10,841            10,152
     Net occupancy expense .................................               514               498             1,417             1,308
     Equipment .............................................               536               544             1,520             1,571
     Advertising ...........................................               102                36               236               154
     Amortization of intangibles ...........................               453               465             1,362             1,407
     Federal deposit insurance premium .....................                41                49               126               147
     Preferred securities expense ..........................                --             1,092                --             3,276
     Other .................................................             1,090               982             3,091             2,938
                                                                    ----------        ----------        ----------        ----------
                                                                         6,637             7,024            18,593            20,953
                                                                    ----------        ----------        ----------        ----------

Income Before Income Taxes .................................             4,465             5,678            14,058            17,706
Income Tax Expense .........................................             1,499             2,106             4,838             6,486
                                                                    ----------        ----------        ----------        ----------
Net Income .................................................        $    2,966        $    3,572        $    9,220        $   11,220
                                                                    ==========        ==========        ==========        ==========

Weighted average number of common shares outstanding:
     Basic .................................................         6,762,795         6,950,081         6,779,424         7,021,298
                                                                    ==========        ==========        ==========        ==========
     Diluted ...............................................         7,192,948         7,464,791         7,227,905         7,546,527
                                                                    ==========        ==========        ==========        ==========

Net income per common share:
     Basic .................................................        $     0.44        $     0.51        $     1.36        $     1.60
                                                                    ==========        ==========        ==========        ==========
     Diluted ...............................................        $     0.41        $     0.48        $     1.28        $     1.49
                                                                    ==========        ==========        ==========        ==========

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

                                                                                  Three months ended           Nine months ended
                                                                                       March 31,                    March 31,
                                                                                 --------------------        -----------------------
                                                                                  2004          2003           2004            2003
                                                                                 ------        ------        -------         -------
                                                                                     (unaudited)                   (unaudited)
                                                                                                   (In thousands)
Net income ..............................................................        $2,966        $3,572        $ 9,220         $11,220

Other comprehensive income, net of tax:
   Unrealized gains on investment securities available
      for sale:
       Unrealized holding gains (losses) arising during period ..........            44            76            (67)            120
                                                                                 ------        ------        -------         -------
Comprehensive income ....................................................        $3,010        $3,648        $ 9,153         $11,340
                                                                                 ======        ======        =======         =======

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

                                                        For the Nine Months Ended March 31, 2004 and 2003
                                                        -------------------------------------------------
                                                                          (unaudited)

                                                                           Employee
                                                                             Stock                   Accumulated
                                      Serial                 Additional    Ownership                    Other
                                     Preferred    Common      Paid-In      Plan Trust    Retained    Comprehensive    Treasury
                                       Stock       Stock      Capital         Debt       Earnings       Income          Stock
                                     ---------    ------     ----------    ----------    --------    -------------    --------
                                                                     (Dollars in thousands)
Balance at June 30, 2002...........    $  --        $ 60      $ 63,820     $  (1,244)    $114,444       $   18        $(58,337)
Allocation of Employee Stock
  Ownership Plan ("ESOP") stock....                                              450
ESOP adjustment....................                              1,457
Purchase of 455,000 shares of
  treasury stock...................                                                                                    (12,122)
Issuance of 86,116 shares of
  treasury stock for options
   exercised and Dividend
    Reinvestment Plan ("DRP")......                                                          (566)                       1,138
Cash dividends of $0.30 per
  common share.....................                                                        (2,100)
Unrealized gain on investment
  securities available for sale,
   net of income taxes of $84......                                                                        120
Net income for the nine months
  ended March 31, 2003.............                                                        11,220
                                       -----        ----      --------     ---------     --------       ------        --------
Balance at March 31, 2003..........    $  --        $ 60      $ 65,277     $    (794)    $122,998       $  138        $(69,321)
                                       =====        ====      ========     =========     ========       ======        ========

Balance at June 30, 2003...........    $  --        $ 60      $ 65,689     $    (644)    $124,797       $  177        $(73,244)
Allocation of ESOP stock...........                                              483
ESOP adjustment....................                              2,120
Purchase of 308,500 shares of
  treasury stock...................                                                                                    (10,022)
Issuance of 173,475 shares of
  treasury stock for options
   exercised and DRP...............                                                        (1,537)                       2,542
Cash dividends of $0.30 per
  common share.....................                                                        (1,994)
Unrealized loss on investment
  securities available for sale,
   net of income taxes of $(21)....                                                                        (67)
Net income for the nine months
  ended March 31, 2004.............                                                         9,220
                                       -----        ----      --------     ---------     --------       ------        --------
Balance at March 31, 2004..........    $  --        $ 60      $ 67,809     $    (161)    $130,486       $  110        $(80,724)
                                       =====        ====      ========     =========     ========       ======        ========

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

                                                                                                       Nine months ended March 31,
                                                                                                     ------------------------------
                                                                                                       2004                  2003
                                                                                                     ---------            ---------
                                                                                                    (unaudited)          (unaudited)
                                                                                                         (Dollars in thousands)
Cash Flows from Operating Activities:
     Net income ..........................................................................           $   9,220            $  11,220
     Adjustments to reconcile net income to net cash provided by operating activities:
     Net gain on sales of loans ..........................................................                (754)              (1,292)
     Proceeds from sales of loans held for sale ..........................................              87,789              109,166
     Amortization of investment and mortgage-backed securities premium, net ..............                 406                  632
     Depreciation and amortization .......................................................               1,288                1,290
     Provision for losses on loans and real estate owned .................................                  --                  525
     Amortization of cost of stock plans .................................................               2,603                1,907
     Amortization of intangibles .........................................................               1,362                1,407
     Amortization of premiums on loans and loan fees .....................................               2,251                5,476
     Amortization of trust preferred securities issuance and junior
      subordinated debentures issuance costs .............................................                  27                   57
     Increase in BOLI ....................................................................                (359)                  --
     (Increase) decrease in accrued interest receivable, net of accrued
      interest payable ...................................................................              (2,616)                  84
     (Increase) decrease in other assets .................................................                 666               (2,948)
     Increase (decrease) in accounts payable and other liabilities .......................             (10,951)               4,793
     Decrease in mortgage escrow funds ...................................................              (2,485)              (2,709)
     Other, net ..........................................................................                   6                   --
                                                                                                     ---------            ---------
     Net cash provided by operating activities ...........................................              88,453              129,608
                                                                                                     ---------            ---------

Cash Flows from Investing Activities:
     Proceeds from maturities of investment securities ...................................              96,275              187,710
     Purchases of investment securities held to maturity .................................            (177,140)            (264,491)
     Purchases of investment securities available for sale ...............................                (164)                (155)
     Net proceeds (outflow) from principal repayments of loans net of loan
        originations .....................................................................             (20,160)              14,254
     Proceeds from loans sold ............................................................               3,181                4,170
     Purchases of loans ..................................................................             (41,119)                (676)
     Proceeds from principal repayments of mortgage-backed securities ....................              38,700               63,227
     Purchases of mortgage-backed securities .............................................             (44,884)                (114)
     Purchases of premises and equipment .................................................              (2,187)              (2,403)
     Purchase of BOLI ....................................................................             (12,000)                  --
     Redemptions of Federal Home Loan Bank of New York stock .............................                 950                  433
                                                                                                     ---------            ---------
     Net cash provided by (used in) investing activities .................................            (158,548)               1,955
                                                                                                     ---------            ---------

Cash Flows from Financing Activities:
     Net increase (decrease) in deposits .................................................              35,554              (67,530)
     Increase (decrease) in advances from the Federal Home Loan Bank
       of New York and other borrowings ..................................................             (18,598)               3,142
     Cash dividends paid .................................................................              (1,993)              (2,100)
     Purchases of treasury stock, net of reissuance ......................................              (9,017)             (11,550)
                                                                                                     ---------            ---------
     Net cash provided by (used in) financing activities .................................               5,946              (78,038)
                                                                                                     ---------            ---------
Net Increase (Decrease) in Cash and Cash Equivalents .....................................             (64,149)              53,525
Cash and Cash Equivalents, Beginning of Period ...........................................              83,046               37,189
                                                                                                     ---------            ---------
Cash and Cash Equivalents, End of Period .................................................           $  18,897            $  90,714
                                                                                                     =========            =========

Supplemental Disclosures of Cash Flow Information:
     Cash paid during period for:
     Interest ............................................................................           $  44,890            $  49,978
                                                                                                     =========            =========
     Income taxes ........................................................................           $   4,377            $   9,074
                                                                                                     =========            =========

Supplemental Schedule of Non-Cash Activities:
     Transfer of loans receivable to loans held for sale, at cost ........................           $  75,722            $ 120,908
                                                                                                     =========            =========

See notes to consolidated financial statements.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The interim consolidated financial statements of PennFed Financial Services, Inc. ("PennFed") and subsidiaries (with its subsidiaries, the "Company") include the accounts of PennFed and its subsidiaries (including Penn Federal Savings Bank (the "Bank")). These interim consolidated financial statements included herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2003. The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. There were no adjustments of a non-recurring nature recorded during the nine months ended March 31, 2004 and 2003. The interim results of operations presented are not necessarily indicative of the results for the full year.

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

Effective January 1, 2004, the Company adopted a revision of Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132R"). SFAS 132R requires additional disclosures to those in the original Statement of Financial Accounting Standards No. 132 about the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows and components of net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The adoption of SFAS 132R did not have an impact on the Company's consolidated financial condition, results of operations or cash flows.

4. Supplemental Executive Retirement Plan and Director's Retirement Plan

The Company currently provides for a Supplemental Executive Retirement Plan and a Director's Retirement Plan for certain key executive employees and directors. Benefits provided are based primarily on years of service and compensation or fees. Based on the terms of the two plans, there was a $117,000 benefit obligation as of June 30, 2003. Service cost for the three and nine months ended March 31, 2004 was $66,000 and $197,000, respectively. Both plans are unfunded and at March 31, 2004 the benefit obligation of $314,000 is included in accounts payable and other liabilities in the Consolidated Statements of Financial Condition. The assumptions used in calculating the benefit obligation included a 4% compensation increase rate and a discount rate of 7%. The accounting for these postretirement benefits is in accordance with Statement of Financial Accounting Standards No. 87 "Employer's Accounting for Pensions".

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

6. Computation of EPS

The computation of EPS is presented in the following table.

                                                                     Three months ended                    Nine months ended
                                                                          March 31,                             March 31,
                                                                ------------------------------        ------------------------------
                                                                    2004              2003               2004               2003
                                                                -----------        -----------        -----------        -----------
                                                                         (Dollars in thousands, except per share amounts)
Net income .............................................        $     2,966        $     3,572        $     9,220        $    11,220
                                                                ===========        ===========        ===========        ===========

Number of shares outstanding:
Weighted average shares issued .........................         11,900,000         11,900,000         11,900,000         11,900,000
Less: Weighted average shares held in treasury .........          5,104,998          4,791,118          5,056,044          4,689,711
Less: Average shares held by the ESOP ..................            952,000            952,000            952,000            952,000
Plus: ESOP shares released or committed to be
          released during the fiscal year ..............            919,793            793,199            887,468            763,009
                                                                -----------        -----------        -----------        -----------
Average basic shares ...................................          6,762,795          6,950,081          6,779,424          7,021,298
Plus: Average common stock equivalents .................            430,153            514,710            448,481            525,230
                                                                -----------        -----------        -----------        -----------
Average diluted shares .................................          7,192,948          7,464,791          7,227,905          7,546,527
                                                                ===========        ===========        ===========        ===========

Earnings per common share:
        Basic ..........................................        $      0.44        $      0.51        $      1.36        $      1.60
                                                                ===========        ===========        ===========        ===========
        Diluted ........................................        $      0.41        $      0.48        $      1.28        $      1.49
                                                                ===========        ===========        ===========        ===========

7. Stockholders' Equity and Regulatory Capital

The Bank's regulatory capital amounts and ratios are presented in the following table.

                                                                                                              To Be Well
                                                                                  For Minimum              Capitalized Under
                                                                                Capital Adequacy           Prompt Corrective
                                                        Actual                      Purposes               Action Provisions
                                                 -------------------           ------------------         -------------------
                                                  Amount      Ratio             Amount     Ratio           Amount      Ratio
                                                 --------    -------           --------   -------         --------    -------
                                                                           (Dollars in thousands)
As of March 31, 2004
Tangible capital, and ratio to
  adjusted total assets....................      $160,687      8.86%            $27,208     1.50%              N/A       N/A
Tier I (core) capital, and ratio to
  adjusted total assets....................      $160,687      8.86%            $72,556     4.00%          $90,695      5.00%
Tier I (core) capital, and ratio to
  risk-weighted assets.....................      $160,687     16.82%                N/A      N/A           $57,336      6.00%
Risk-based capital, and ratio to
  risk-weighted assets.....................      $167,001     17.48%            $76,448     8.00%          $95,560     10.00%

As of June 30, 2003
Tangible capital, and ratio to
  adjusted total assets....................      $157,853      8.73%            $27,127     1.50%              N/A       N/A
Tier I (core) capital, and ratio to
  adjusted total assets....................      $157,853      8.73%            $72,339     4.00%          $90,424      5.00%
Tier I (core) capital, and ratio to
  risk-weighted assets.....................      $157,853     16.54%                N/A      N/A           $57,274      6.00%
Risk-based capital, and ratio to
  risk-weighted assets.....................      $164,241     17.21%            $76,366     8.00%          $95,457     10.00%

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

                                                                                                              To Be Well
                                                                                  For Minimum              Capitalized Under
                                                                                Capital Adequacy           Prompt Corrective
                                                       Actual                       Purposes               Action Provisions
                                                 -------------------           ------------------         -------------------
                                                  Amount      Ratio             Amount     Ratio           Amount      Ratio
                                                 --------    -------           --------   -------         --------    -------
                                                                             (Dollars in thousands)
As of March 31, 2004
Tier I capital, and ratio to
  adjusted total assets....................      $154,169      8.49%            $72,664      4.00%             N/A       N/A
Tier I capital, and ratio to
  risk-weighted assets.....................      $154,169     16.30%            $37,833      4.00%         $56,750      6.00%
Total capital, and ratio to
  risk-weighted assets.....................      $160,483     16.97%            $75,667      8.00%         $94,583     10.00%

As of June 30, 2003
Tier I capital, and ratio to
  adjusted total assets....................      $151,260      8.35%            $72,441      4.00%             N/A       N/A
Tier I capital, and ratio to
  risk-weighted assets.....................      $151,260     16.00%            $37,822      4.00%         $56,733      6.00%
Total capital, and ratio to
  risk-weighted assets.....................      $157,647     16.67%            $75,644      8.00%         $94,555     10.00%

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

Financial Condition

Total assets increased $4.0 million to $1.816 billion at March 31, 2004 from total assets of $1.812 billion at June 30, 2003. When compared to June 30, 2003, the increase at March 31, 2004 was primarily due to an $80.8 million increase in investment securities held to maturity and a $5.9 million increase in mortgage-backed securities partially offset by a $64.1 million decrease in cash and cash equivalents and a $31.2 million decrease in net loans receivable. The increase at March 31, 2004 was also partially due to a $12.4 million investment in bank owned life insurance ("BOLI"). As a means to replace investment securities called before maturity and to invest available cash at higher yields, investment securities held to maturity were purchased during the period. The effects of accelerated prepayments on loans held to maturity and sales of mostly conforming, fixed rate, one- to four-family residential mortgage loans held for sale into the secondary market more than offset loan originations. During the six month period ended March 31, 2004, one- to four-family residential loan production decreased, when compared to the production level achieved during the first three months of the period, as applications for refinances slowed due to a rise in interest rates. Due to this significant slowdown in mortgage loan applications and as a means to alternatively invest available cash at higher yields, in late December 2003 the Company discontinued its loan sale strategy and began to retain originated one- to four-family residential loans for its portfolio.

Deposits increased $34.9 million to $1.130 billion at March 31, 2004 from $1.095 billion at June 30, 2003. An increase in core deposit accounts (checking, money market and savings accounts) of $42.7 million was partially offset by a $7.8 million decrease in short- and medium-term certificates of deposit. At March 31, 2004, Federal Home Loan Bank ("FHLB") of New York advances and other borrowings totaled $512.5 million, reflecting a decrease of $18.6 million from the $531.1 million at June 30, 2003. Junior subordinated deferrable interest debentures increased $12.0 million due to the Company's full adoption of Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). Pursuant to FIN 46, the Company's trust preferred subsidiaries are no longer consolidated and the $12.4 million junior subordinated deferrable interest debentures of Trust II are now reflected as long-term borrowings. In accordance with the adoption of FIN 46, financial information prior to the adoption date has not been restated.

Non-accruing loans (loans whereby the collection of principal or interest becomes delinquent for more than 90 days) at March 31, 2004 totaled $2.9 million, as compared to $1.7 million at June 30, 2003. The increase in the amount of non-accruing loans is in the one- to four-family loan category, and primarily reflects the addition of two loans. The ratio of non-accruing loans to total loans increased to 0.24% at March 31, 2004 from 0.14% at June 30, 2003. Real estate owned at March 31, 2004 remained unchanged from the $28,000 recorded at June 30, 2003. Total non-performing assets (non-accruing loans and real estate owned) at March 31, 2004 totaled $2.9 million, as compared to $1.7 million at June 30, 2003. The ratio of non-performing assets to total assets increased to 0.16% at March 31, 2004 from 0.09% at June 30, 2003.

Stockholders' equity at March 31, 2004 totaled $117.6 million compared to $116.8 million at June 30, 2003. The increase primarily reflects the net income recorded for the nine months ended March 31, 2004 and the exercise of stock options, partially offset by the repurchase of 188,500 shares of the Company's outstanding stock at an average price of $34.37 per share and the declaration of cash dividends.

Results of Operations

General. For the three months ended March 31, 2004, net income was $3.0 million, or $0.41 per diluted share, compared to net income of $3.6 million, or $0.48 per diluted share, for the comparable prior year period. For the nine months ended March 31, 2004, net income was $9.2 million, or $1.28 per diluted share. These results compare to net income of $11.2 million, or $1.49 per diluted share, for the nine months ended March 31, 2003.

Interest and Dividend Income. Interest and dividend income for the three and nine months ended March 31, 2004 decreased to $24.3 million and $71.7 million, respectively, from $25.6 million and $81.9 million for the three and nine months ended March 31, 2003. In general, the decline in interest and dividend income reflects a lower level of interest-earning assets due to the effects of loan sales and accelerated prepayments, and a lower yield earned on these assets as a cumulative result of prepayments of higher yielding loans and origination of loans at lower market interest rates. Average interest-earning assets were $1.741 billion and $1.724 billion for the three and nine months ended March 31, 2004, respectively, compared to $1.755 billion and $1.789 billion for the comparable prior year periods. The average yield earned on interest-earning assets decreased to 5.59% for the three months ended March 31, 2004 from 5.85% for the three months ended March 31, 2003. For the nine months ended March 31, 2004, the average yield earned on interest-earning assets decreased to 5.53% from 6.10% for the comparable prior year period.

Interest income on residential one- to four-family mortgage loans for the three and nine months ended March 31, 2004 decreased $3.0 million and $13.1 million, respectively, when compared to the prior year periods. The decreases in interest income on residential one- to four-family mortgage loans were due to decreases in the average yield earned on this loan portfolio to 5.47% and 5.46% from 5.73% and 5.97% for the three and nine months ended March 31, 2004, respectively, when compared to the prior year periods, reflecting the payoff or refinance of higher yielding loans and the origination of lower yielding loans. In addition, the decreases in interest income on residential one- to four-family mortgage loans were due to decreases in the average balance of residential one- to four-family mortgage loans outstanding of $169.1 million and $214.1 million for the three and nine months ended March 31, 2004, respectively, when compared to the prior year periods, as the result of accelerated prepayments and loan sales.

Interest income on commercial and multi-family real estate loans decreased $23,000 and $204,000 for the three and nine months ended March 31, 2004, respectively, when compared to the prior year periods. The decreases in interest income on commercial and multi-family real estate loans were attributable to decreases in the average yield earned on these loans. The average yield on commercial and multi-family real estate loans decreased to 7.40% and 7.39% for the current three and nine month periods, respectively, compared to 7.74% and 7.84% for the three and nine months ended March 31, 2003. As with other loans, the payoff of higher yielding loans and the origination of loans at lower market interest rates has resulted in a decline in the yield of the commercial and multi-family real estate loan portfolio. The decreases in yield for this portfolio were partially offset by increases in the average outstanding balance of commercial and multi-family real estate loans of $4.7 million and $5.5 million for the three and nine months ended March 31, 2004, respectively, when compared to the prior year periods.

Interest income on consumer loans decreased $138,000 and $627,000 for the three and nine months ended March 31, 2004, respectively, when compared to the prior year periods. The decreases in interest income for this loan portfolio were reflective of the lower market interest rates. The average yield earned on consumer loans decreased to 5.45% and 5.54% for the three and nine months ended March 31, 2004, respectively, from 6.17% and 6.25% for the comparable prior year periods. The decrease in yield on consumer loans for the three months ended March 31, 2004 was partially offset by a $3.3 million increase in the average balance outstanding of this loan portfolio, when compared to the prior year period. For the nine months ended March 31, 2004, the decrease in interest income on consumer loans was partially attributable to a decrease of $599,000 in the average balance outstanding, when compared to the nine months ended March 31, 2003.

Interest income on investment securities and other interest-earning assets increased $2.2 million and $6.1 million for the three and nine months ended March 31, 2004, respectively, compared to the prior year periods. The increases in interest income on these securities were attributable to $185.6 million and $176.9 million increases in the average balance outstanding for the three and nine months ended March 31, 2004, respectively, when compared to the prior year periods. As a partial offset to the reduction in loans and mortgage-backed securities due to increased prepayments, additional investment securities were purchased. The interest income on investment securities and other interest-earning assets for the three and nine months ended March 31, 2004 was negatively impacted by declines in the average yield earned on these securities. The average yield decreased to 5.36% and 5.32% for the current three and nine month periods, respectively, compared to 5.74% and 5.86% for the three and nine months ended March 31, 2003 as called investment securities were replaced with lower yielding investments.

Interest income on the mortgage-backed securities portfolio decreased $279,000 and $2.4 million for the three and nine months ended March 31, 2004, respectively, compared to the prior year periods. The decreases in interest income on mortgage-backed securities for the three and nine months ended March 31, 2004 were due to decreases in the average yield earned on this portfolio to 5.32% and 5.15%, respectively, from 5.54% and 5.83% for the three and nine months ended March 31, 2003. In addition, the decreases in interest income on mortgage-backed securities were due to decreases in the average balance outstanding of $16.2 million and $44.4 million for the three and nine months ended March 31, 2004, respectively, when compared to the prior year periods, primarily due to accelerated prepayments.

Interest Expense. Interest expense decreased $189,000 and $4.4 million for the three and nine months ended March 31, 2004, respectively, from the comparable prior year periods. The decreases in the current year periods were attributable to decreases in the Company's cost of funds to average rates of 3.48% and 3.51% for the three and nine months ended March 31, 2004, respectively, from 3.64% and 3.84% for the prior year periods, as a result of lower market interest rates. The decrease in the cost of funds for the three months ended March 31, 2004 was partially offset by an increase in total average deposits and borrowings of $33.1 million, when compared to the three months ended March 31, 2003. For the nine months ended March 31, 2004, the decrease in interest expense was also attributable to a decrease in total average deposits and borrowings of $17.1 million, when compared to the prior year period.

The average rate paid on deposits decreased to 2.41% for the three and nine months ended March 31, 2004 from 2.70% and 3.02% for the three and nine months ended March 31, 2003, respectively. Average deposit balances increased $5.0 million and decreased $47.8 million to $1.114 billion and $1.095 billion for the three and nine months ended March 31, 2004, respectively, from $1.109 billion and $1.143 billion for the comparable prior year periods. The lower level of interest rates during the current year periods when compared to the prior year periods resulted in decreases in the balance of certificates of deposit while core deposit balances increased. With a reduction in the Company's funding needs as a result of loan sales and accelerated loan prepayments, maturing, higher costing certificates of deposit were priced to allow runoff.

The average cost of FHLB of New York advances increased slightly to 5.68% and 5.67% for the three and nine months ended March 31, 2004, respectively, from 5.66% for both of the prior year periods. Due to maturing FHLB of New York advances, the average balance of advances decreased $19.0 million and $13.0 million for the three and nine months ended March 31, 2004, respectively, when compared to the prior year periods. For the three and nine months ended March 31, 2004, the average balance of other borrowings increased $5.1 million and $1.8 million, respectively, when compared to the three and nine months ended March 31, 2003. The average rate paid on other borrowings decreased to 3.91% and 4.29% for the three and nine months ended March 31, 2004, respectively, compared to 4.58% and 4.61% for the prior year periods.

Pursuant to FIN 46, interest expense for the three and nine months ended March 31, 2004 included the costs associated with the junior subordinated deferrable interest debentures. For the three and nine months ended March 31, 2004, the junior subordinated deferrable interest debentures had an average balance of $42.0 million and an average cost of 6.35% and 6.37%, respectively.

Net Interest and Dividend Income. Net interest and dividend income before provision for loan losses for the three and nine months ended March 31, 2004 was $9.7 million and $27.7 million, respectively, compared to $10.8 million and

$33.5 million recorded in the prior year periods. Average net interest-earning assets decreased $46.8 million and $48.1 million for the three and nine months ended March 31, 2004, respectively, when compared to the prior year periods. The net interest rate spread and net interest margin for the three months ended March 31, 2004 were 2.11% and 2.24%, respectively, a decrease from 2.21% and 2.45% for the comparable prior year period. For the nine months ended March 31, 2004, the net interest rate spread and net interest margin were 2.02% and 2.16%, respectively, a decrease from 2.26% and 2.51% for the nine months ended March 31, 2003. The net interest margin was reduced during the current year periods when compared to the prior year periods principally due to the effect of accelerated prepayments resulting from lower market interest rates.

Provision for Loan Losses. There was no provision for loan losses recorded for the three and nine months ended March 31, 2004, which is consistent with the continuation of the Company's historically low levels of non-accruing loans and loan chargeoffs. Management believes the current allowance for loan losses is adequate to absorb probable losses on existing loans that may become uncollectible. Loan loss provisions of $100,000 and $525,000 were recorded for the three and nine months ended March 31, 2003, respectively. The allowance for loan losses at March 31, 2004 of $6.3 million is relatively unchanged from the balance at June 30, 2003. The allowance for loan losses as a percentage of non-accruing loans was 215.59% at March 31, 2004, compared to 373.60% at June 30, 2003. Non-accruing loans were $2.9 million at March 31, 2004 compared to $1.7 million at June 30, 2003. The allowance for loan losses as a percentage of total loans at March 31, 2004 was 0.52% compared to 0.51% at June 30, 2003 primarily due to the amount of the overall loan portfolio. See the discussion in this Form 10-Q under "Critical Accounting Policy."

Non-Interest Income. For the three and nine months ended March 31, 2004, non-interest income was $1.4 million and $4.9 million, respectively, compared to $2.0 million and $5.7 million for the prior year periods. The decreases in non-interest income for the current periods were primarily due to decreases in service charges and net gain on sales of loans partially offset by increases in other non-interest income, when compared to the three and nine months ended March 31, 2003.

Service charge income for the three and nine months ended March 31, 2004 was $957,000 and $3.1 million, respectively, compared to $1.3 million and $3.6 million recorded for the prior year periods. Due to increased interest rates during the past six month period when compared to the same period during the prior fiscal year, loan prepayments and modifications decreased significantly, resulting in a decline in service charge income for the current year periods.

During the three and nine months ended March 31, 2004, the net gain on sales of loans was $57,000 and $754,000, respectively, compared to $498,000 and $1.3 million for the three and nine months ended March 31, 2003. Approximately $1.8 million and $48.4 million of conforming, fixed rate one- to four-family residential mortgage loans were sold into the secondary market during the three and nine months ended March 31, 2004, respectively. In addition, during the three and nine months ended March 31, 2004, the Company sold approximately $4.6 million and $38.6 million of primarily fixed rate one- to four-family residential mortgage loans to other financial institutions, respectively. For the comparable prior year periods, there were no such sales to other financial institutions; however, during the three months ended March 31, 2003, the Company recognized a $200,000 gain on a commitment to sell approximately $6.2 million of one- to four-family residential mortgage loans to a financial institution. Approximately $49.4 million and $107.9 million of conforming, fixed rate one- to four-family residential mortgage loans were sold into the secondary market during the three and nine months ended March 31, 2003, respectively. Furthermore, during the three months ended December 31, 2003 and 2002, a $3.0 million and a $4.0 million commercial real estate loan participation was sold, respectively, as a means to reduce the Company's credit exposure on a large commercial real estate loan relationship, realizing a net gain each period of approximately $183,000. During the last six month period ended March 31, 2004, one- to four-family residential loan production slowed significantly as applications for refinances slowed due to a rise in interest rates. Due to this significant slowdown in mortgage loan applications and as a means to alternatively invest available cash at higher yields, in late December 2003, the Company discontinued its loan sale strategy and began to retain originated one- to four-family residential loans for portfolio.

Other non-interest income increased $140,000 and $350,000 for the three and nine months ended March 31, 2004 to $360,000 and $1.1 million, respectively, compared to $220,000 and $712,000 for the prior year periods. The increases in other non-interest income for the three and nine months ended March 31, 2004 were primarily due to $134,000 and $359,000 of income from the investment in BOLI. Other non-interest income for the current year periods also included the earnings of the unconsolidated subsidiaries Trust II and Trust III, pursuant to FIN 46.

Non-Interest Expenses. Non-interest expenses for the three and nine months ended March 31, 2004 were $6.6 million and $18.6 million, respectively, compared to $7.0 million and $21.0 million for the prior year periods, which included

$1.1 million and $3.3 million of preferred securities expense, respectively. With the adoption of FIN 46, the cost of the trust preferred securities is included in interest expense. Excluding the effect of preferred securities expense for the prior year periods, the increases in non-interest expenses for the three and nine months ended March 31, 2004 were partially attributable to increases in compensation expense related to the Employee Stock Ownership Plan ("ESOP"). For the three and nine months ended March 31, 2004, the Company recorded compensation expense related to the ESOP of $1.1 million and $3.0 million, respectively, compared to $784,000 and $2.3 million for the prior year periods, reflecting the appreciation in the Company's stock price over the periods. The majority of the ESOP expense represented a non-cash valuation adjustment to reflect the value of the Company's stock. The Company will cease recognizing compensation expense related to the ESOP after June 30, 2004, when the ESOP shares will be fully allocated. The Company's non-interest expenses as a percent of average assets decreased to 1.47% and 1.39% for the three and nine months ended March 31, 2004, respectively, from 1.55% and 1.51% for the comparable prior year periods.

Income Tax Expense. Income tax expense for the three and nine months ended March 31, 2004 was $1.5 million and $4.8 million, respectively, compared to $2.1 million and $6.5 million for the three and nine months ended March 31, 2003. The effective tax rate for the three and nine months ended March 31, 2004 was 33.6% and 34.4%, respectively, compared to 37.1% and 36.6% for the prior year periods. The decreases in the effective tax rate were primarily due to the purchase of BOLI, for which the change in the cash surrender value is not subject to tax.

Analysis of Net Interest Income

The following tables set forth certain information relating to the Company's Consolidated Statements of Financial Condition and the Consolidated Statements of Income for the three and nine months ended March 31, 2004 and 2003 and reflect the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived from average daily balances. The average balance of loans receivable includes non-accruing loans. The yields and costs include fees which are considered adjustments to yields.

                                                                          Three Months Ended March 31,
                                                   -----------------------------------------------------------------------------
                                                                    2004                                      2003
                                                   -----------------------------------       -----------------------------------
                                                     Average      Interest                     Average      Interest
                                                   Outstanding     Earned/     Yield/        Outstanding     Earned/     Yield/
                                                     Balance        Paid      Rate (1)         Balance        Paid      Rate (1)
                                                   -----------    --------    --------       -----------    --------    --------
                                                                              (Dollars in thousands)
Interest-earning assets:
    One- to four-family mortgage
       loans...................................    $   901,473    $ 12,319       5.47%        $1,070,621     $15,297      5.73%
    Commercial and multi-family real
       estate loans............................        162,016       3,022       7.40            157,330       3,045      7.74
    Consumer loans.............................        114,700       1,558       5.45            111,446       1,696      6.17
                                                   -----------    --------                    ----------     -------
       Total loans receivable..................      1,178,189      16,899       5.73          1,339,397      20,038      6.01

    Federal funds sold.........................          9,875          25       1.00             31,844          93      1.17
    Investment securities and other............        450,694       6,041       5.36            265,051       3,805      5.74
    Mortgage-backed securities.................        102,259       1,361       5.32            118,432       1,640      5.54
                                                   -----------    --------                    ----------     -------
       Total interest-earning assets...........      1,741,017    $ 24,326       5.59          1,754,724     $25,576      5.85
                                                                  ========                                   =======

Non-interest earning assets....................         61,985                                    63,441
                                                   -----------                                ----------
       Total assets............................    $ 1,803,002                                $1,818,165
                                                   ===========                                ==========

Deposits and borrowings:
    Money market and demand deposits...........    $   161,793    $     73       0.18%        $  167,192     $   133      0.32%
    Savings deposits...........................        397,486       2,544       2.57            343,126       2,150      2.54
    Certificates of deposit....................        554,789       4,071       2.94            598,749       5,110      3.46
                                                   -----------    --------                    ----------     -------
       Total deposits..........................      1,114,068       6,688       2.41          1,109,067       7,393      2.70

       FHLB of New York advances..................     485,465       6,957       5.68            504,465       7,126      5.66
       Other borrowings...........................      28,540         282       3.91             23,419         268      4.58
       Junior subordinated debentures.............      42,020         671       6.35                 --          --        --
                                                   -----------    --------                    ----------     -------
       Total deposits and borrowings..............   1,670,093    $ 14,598       3.48          1,636,951     $14,787      3.64
                                                                  ========                                   =======

Other liabilities..............................         13,972                                    16,413
                                                   -----------                                ----------
       Total liabilities.......................      1,684,065                                 1,653,364
Trust Preferred securities.....................            ---                                    44,584
Stockholders' equity...........................        118,937                                   120,217
                                                   -----------                                ----------
       Total liabilities and stockholders'
           equity..............................    $ 1,803,002                                $1,818,165
                                                   ===========                                ==========

Net interest income and net
    interest rate spread.......................                   $  9,728       2.11%                       $10,789      2.21%
                                                                  ========     ======                        =======    ======

Net interest-earning assets and
    interest margin............................    $    70,924                   2.24%        $  117,773                  2.45%
                                                   ===========                 ======         ==========                ======

Ratio of interest-earning assets to
    deposits and borrowings....................                                104.25%                                  107.19%
                                                                               ======                                   ======

(1)   Annualized.

                                                                           Nine Months Ended March 31,
                                                   -----------------------------------------------------------------------------
                                                                    2004                                      2003
                                                   -----------------------------------       -----------------------------------
                                                     Average      Interest                     Average      Interest
                                                   Outstanding     Earned/     Yield/        Outstanding     Earned/     Yield/
                                                     Balance        Paid      Rate (1)         Balance        Paid      Rate (1)
                                                   -----------    --------    --------       -----------    --------    --------
                                                                              (Dollars in thousands)
Interest-earning assets:
    One- to four-family mortgage
       loans...................................    $   906,133    $ 37,131       5.46%        $1,120,200     $50,201      5.97%
    Commercial and multi-family real
       estate loans............................        161,398       9,076       7.39            155,876       9,280      7.84
    Consumer loans.............................        115,340       4,812       5.54            115,939       5,439      6.25
                                                   -----------    --------                    ----------     -------
       Total loans receivable..................      1,182,871      51,019       5.73          1,392,015      64,920      6.21

    Federal funds sold.........................         23,491         175       0.97             11,995         106      1.16
    Investment securities and other............        420,096      16,752       5.32            243,242      10,694      5.86
    Mortgage-backed securities.................         97,774       3,779       5.15            142,176       6,218      5.83
                                                   -----------    --------                    ----------     -------
       Total interest-earning assets...........      1,724,232    $ 71,725       5.53          1,789,428     $81,938      6.10
                                                                  ========                                   =======

Non-interest earning assets....................         63,739                                    63,612
                                                   -----------                                ----------
       Total assets............................    $ 1,787,971                                $1,853,040
                                                   ===========                                ==========

Deposits and borrowings:
    Money market and demand deposits...........    $   167,525    $    240       0.19%       $   168,433   $     723      0.57%
    Savings deposits...........................        380,198       7,285       2.54            331,661       6,552      2.63
    Certificates of deposit....................        547,012      12,388       3.01            642,476      18,625      3.86
                                                   -----------    --------                    ----------     -------
       Total deposits..........................      1,094,735      19,913       2.41          1,142,570      25,900      3.02

    FHLB of New York advances..................        491,444      21,259       5.67            504,465      21,688      5.66
    Other borrowings...........................         25,126         824       4.29             23,337         820      4.61
    Junior subordinated debentures.............         42,009       2,026       6.37                 --          --        --
                                                   -----------    --------                    ----------     -------
       Total deposits and borrowings...........      1,653,314    $ 44,022       3.51          1,670,372     $48,408      3.84
                                                                  ========                                   =======

Other liabilities..............................         16,008                                    18,515
                                                   -----------                                ----------
       Total liabilities.......................      1,669,322                                 1,688,887
Trust Preferred securities.....................            ---                                    44,565
Stockholders' equity...........................        118,649                                   119,588
                                                   -----------                                ----------
       Total liabilities and stockholders'
           equity..............................    $ 1,787,971                                $1,853,040
                                                   ===========                                ==========

Net interest income and net
    interest rate spread.......................                   $ 27,703       2.02%                       $33,530      2.26%
                                                                  ========     ======                        =======    ======

Net interest-earning assets and
    interest margin............................    $    70,918                   2.16%       $   119,056                  2.51%
                                                   ===========                 ======         ==========                ======

Ratio of interest-earning assets to
    deposits and borrowings....................                                104.29%                                  107.13%
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

                                                                                     March 31,        June 30,
                                                                                       2004             2003
                                                                                     ---------        --------
                                                                                      (Dollars in thousands)
Non-accruing loans:
     One- to four-family ....................................................         $2,828           $1,451
     Commercial and multi-family ............................................             24               --
     Consumer ...............................................................             48              231
                                                                                      ------           ------
         Total non-accruing loans ...........................................          2,900            1,682

Real estate owned, net ......................................................             28               28
                                                                                      ------           ------

         Total non-performing assets ........................................          2,928            1,710
                                                                                      ------           ------

         Total risk elements ................................................         $2,928           $1,710
                                                                                      ======           ======

Non-accruing loans as a percentage of total loans ...........................           0.24%            0.14%
                                                                                      ======           ======

Non-performing assets as a percentage of total assets .......................           0.16%            0.09%
                                                                                      ======           ======

Total risk elements as a percentage of total assets .........................           0.16%            0.09%
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

At March 31, 2004, the Company's total deposits and borrowings maturing or repricing within one year exceeded its total interest-earning assets maturing or repricing within one year by $110.3 million, representing a one year negative gap of 6.07% of total assets, compared to a one year positive gap of $193.7 million, or 10.69%, of total assets at June 30, 2003. The Company's gap position changed from June 30, 2003 primarily due to the lengthening of asset cash flows as the yield curve has steepened and prepayment activity on loans and mortgage-backed securities has slowed. Additionally, due to the increase in long-term interest rates, certain investment securities with callable features are no longer assumed to be redeemed within one year. Furthermore, the short-term estimated cash flows of the Company's interest-bearing liabilities increased due to an increase in certificates of deposit maturing within one year, an increase in medium-term borrowings maturing within one year and the repricing of higher yielding savings accounts in July 2004. Partially offsetting the effect from these items was an increase in core deposits.

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

Net Portfolio Value. The Company's interest rate sensitivity is regularly monitored by management through additional interest rate risk ("IRR") measures, including an IRR "Exposure Measure" or "Post-Shock" NPV ratio and a "Sensitivity Measure." A low Post-Shock NPV ratio may indicate greater exposure to IRR. Greater exposure can result from a high sensitivity to changes in interest rates. The Sensitivity Measure is the change in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. At least quarterly, and generally monthly, management models the change in net portfolio value ("NPV") over a variety of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. An NPV ratio, in any interest rate scenario, is defined as the NPV in that rate scenario divided by the market value of assets in the same scenario. Assumptions used in calculating interest rate sensitivity are periodically reviewed and modified as appropriate.

As of March 31, 2004, the Bank's internally generated initial NPV ratio was 8.89%. Following a 2% increase in interest rates, the Bank's Post-Shock NPV ratio was 7.56%. The change in the NPV ratio, or the Bank's Sensitivity Measure, was negative 1.33%. As of March 31, 2004, the Company's internally generated initial NPV ratio was 8.52%, the Post-Shock ratio was 7.13%, and the Sensitivity Measure was negative 1.39%. Variances between the Bank's and the Company's NPV ratios are attributable to balance sheet items which are adjusted during consolidation, such as investments, intercompany borrowings and capital.

Internally generated NPV measurements are based on simulations which utilize institution specific assumptions, including discount and decay rates, and generally result in lower levels of presumed interest rate risk than Office of Thrift Supervision ("OTS") measurements indicate.

The OTS measures the Bank's IRR on a quarterly basis using data from the quarterly Thrift Financial Reports filed by the Bank with the OTS, coupled with non-institution specific assumptions which are based on national averages. As of December 31, 2003 (the latest date for which information is available), the Bank's initial NPV ratio, as measured by the OTS, was 9.35%, the Bank's Post-Shock ratio was 5.71% and the Sensitivity Measure was negative 3.64%.

In addition to monitoring NPV and gap, management also monitors the duration of assets and liabilities and the effects on net interest income resulting from parallel and non-parallel increases or decreases in rates.

At March 31, 2004, based on its internally generated simulation models, the Company's consolidated net interest income projected for one year forward would decrease 4.0% from the base case, or current market, as a result of an immediate and sustained 2% increase in interest rates.

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

The Company's cash needs for the nine months ended March 31, 2004 were provided by operating activities, including the sale of loans, proceeds from maturities of investment securities, principal repayments of loans and mortgage-backed securities and an increase in deposits. During the nine months ended March 31, 2004, the cash provided was used to fund investing activities, which included the origination and purchase of loans and the purchase of investment and mortgage-backed securities, as well as for the repayment of FHLB of New York advances and other borrowings. Additionally, during the nine months ended March 31, 2004, the cash provided was used to fund an investment in BOLI and for the repurchase of common stock. During the nine months ended March 31, 2003, the cash needs of the Company were provided by operating activities, including the sale of loans, proceeds from maturities of investment securities and principal repayments of loans and mortgage-backed securities. During this period, the cash provided was used for investing activities, which included the origination of loans and the purchase of investment securities, as well as to fund a decrease in deposits. Additionally, during the nine months ended March 31, 2003, the cash provided was used for the repurchase of common stock.

Current regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percentage of risk-adjusted assets; a ratio of core capital to risk-adjusted assets; a leverage ratio of core capital to total adjusted assets; and a tangible capital ratio expressed as a percentage of total adjusted assets. As of March 31, 2004, the Bank exceeded all regulatory capital requirements and qualified as a "well-capitalized" institution (see Note
7. - Stockholders' Equity and Regulatory Capital, in the Notes to Consolidated Financial Statements).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's most significant form of market risk is interest rate risk, as the majority of its assets and liabilities are sensitive to changes in interest rates. See the discussion in this Form 10-Q under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of
Operations-Interest Rate Sensitivity."

Item 4. Controls and Procedures

      Evaluation of Disclosure Controls and Procedures: An evaluation of the
      -------------------------------------------------
Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of March 31, 2004 was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

      The Company intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company's business. While the company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.

PART II - Other Information

Item 1. Legal Proceedings

      None.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

      The following table summarizes the Company's stock repurchase activity for each month during the three months ended March 31, 2004. All shares repurchased during the three months ended March 31, 2004 were repurchased in the open market.

                                                                                     Total Number           Maximum Number
                                                 Total Number       Average      of Shares Purchased      of Shares that May
                                                   of Shares       Price Paid     as Part of Publicly     Yet Be Purchased
                                                 Repurchased       Per Share       Announced Plan           Under the Plan
                                                 -----------       ----------    --------------------     ------------------
           Repurchases for the Month
           -------------------------
           January 1 - January 31, 2004........       30,000         $34.32             30,000                   135,000
           February 1 - Febuary 29, 2004.......      126,800         $34.17            126,800                   343,200
           March 1 - March 31, 2004............       31,700         $35.19             31,700                   311,500
                                                   ---------         ------          ---------
           Total repurchases...................      188,500         $34.37            188,500
                                                   =========         ======          =========

At March 31, 2004, the Company had one repurchase plan under which it had not yet completed all approved repurchases. This repurchase plan was publicly announced February 27, 2004 and authorized the Company to repurchase up to 5%, or 335,000, of its outstanding shares over the following 18 months. During the three months ended March 31, 2004, the Company completed a separate repurchase plan that was publicly announced May 15, 2003. This repurchase plan authorized the Company to repurchase up to 5%, or 340,000, of its outstanding shares over an 18 month period.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See Exhibit Index.

      (b)   Reports on Form 8-K:

            During the third quarter of fiscal 2004, the Company filed or furnished the following reports on Form 8-K:

                         Item #              Item Description                              Filing Date
                  ------------------------------------------------------------------------------------------
                      7 & 12        Second Quarter Earnings Release                     January 30, 2004
                      5 & 7         Announcement of a New Stock Repurchase
                                       Program and the Substantial Completion of
                                       the Existing Program                                March 1, 2004

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                PENNFED FINANCIAL SERVICES, INC.


Date: May 14, 2004              By: /s/ Joseph L. LaMonica
                                    -------------------------------------
                                    Joseph L. LaMonica
                                    President and Chief
                                    Executive Officer
                                    (Principal Executive Officer)


Date: May 14, 2004              By: /s/ Claire M. Chadwick
                                    -------------------------------------
                                    Claire M. Chadwick
                                    Executive Vice President,
                                    Chief Financial Officer and
                                    Controller
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Regulation                                                                                                    Reference to
   S-K                                                                                                        Prior Filing
 Exhibit                                                                                                       or Exhibit
 Number                                             Document..                                                   Number
----------------------------------------------------------------------------------------------------------------------------
     2        Plan of acquisition, reorganization, arrangement, liquidation or succession                         None
     3 (i)    Articles of Incorporation                                                                             *
     3 (ii)   Bylaws                                                                                                *
     4        Stockholder Protection Rights Agreement                                                              **
     10       Material contracts:
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
              (e) Employment Agreement with Patrick D. McTernan                                                   ****
              (f) Employment Agreement with Jeffrey J. Carfora                                                    *****
              (g) Employment Agreement with Barbara A. Flannery                                                   ****
              (h) Employment Agreement with Claire M. Chadwick                                                   ******
              (i) Supplemental Executive Retirement Plan                                                         ******
                  (a) First Amendment to the Supplemental Executive Retirement Plan                              *******
              (j) Supplemental Executive Death Benefit Plan                                                      *******
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
     99       Additional Exhibits                                                                            Not applicable

----------
         *  Filed as an appendix to the Company's Proxy Statement Pursuant to
            Section 14(a) of the Securities Exchange Act of 1934, filed with the Securities and Exchange Commission on September 22, 2003. Such previously filed document is hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

        ** Filed as an exhibit to the Company's Registration Statement on Form 8-A under the Securities Exchange Act of 1934, filed with the Securities and Exchange Commission on March 28, 1996 as amended on Form 8-A/A (the "Form 8-A/A") filed with the Securities and Exchange Commission on February 11, 1998, further amended on Form 8-A/A-2 (the "Form 8-A/A-2") filed with the Securities and Exchange Commission on October 14, 1998 and further amended on Form 8-A/A-3 (the "Form 8-A/A-3") filed with the Securities and Exchange Commission on March 1, 2004. The First Amendment to the Stockholders Protection Rights Agreement is filed as an exhibit to the Form 8-A/A, the Second Amendment to the Stockholders Protection Rights Agreement is filed as an exhibit to the Form 8-A/A-2, the Third Amendment to the Stockholders Protection Rights Agreement is filed as an exhibit to the Form 8-K filed with the Securities and Exchange Commission on October 29, 2003 and the Fourth Amendment to the Stockholders Protection Rights Agreement is filed as an exhibit to the Form 8-A/A-3. These documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

       *** Filed as exhibits to the Company's Registration Statement on Form S-1 under the Securities Act of 1933, filed with the Securities and Exchange Commission on March 25, 1994 (Registration No. 33-76854). All of such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

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

   ******* Filed as an exhibit to the Company's Form 10-Q under the Securities Exchange Act of 1934, filed with the Securities and Exchange Commission on February 17, 2004 (File No. 0-24040). Such previously filed document is hereby incorporated by reference in accordance with Item 601 of Regulation S-K.