Form 10-K
period 2004-06-30
PENNFED FINANCIAL SERVICES INC
filed 2004-09-13
CIK 920945

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(mark one)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended June 30, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                         Commission file number 0-24040

                        PENNFED FINANCIAL SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Maryland                                     22-3297339
 ------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

    622 Eagle Rock Avenue, West Orange, New Jersey             07052-2989
--------------------------------------------------------------------------------
        (Address of principal executive offices)               (Zip Code)

  Registrant's telephone number, including area code:        (973) 669-7366
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

      The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the Nasdaq National Market as of December 31, 2003, was $202,651,000. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

      As of September 3, 2004, there were issued and outstanding 6,912,500 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

           Part III of Form 10-K - Portions of the Proxy Statement for 2004 Annual Meeting of Stockholders.

                                     PART I

Item 1. Business

General

PennFed Financial Services, Inc. ("PennFed" and with its subsidiaries, the "Company"), a Maryland corporation, was organized in March 1994 for the purpose of becoming the savings and loan holding company for Penn Federal Savings Bank ("Penn Federal" or the "Bank") in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank (the "Conversion"). PennFed owns all of the outstanding common stock of the Bank. The Company's common stock is traded on the Nasdaq National Market Tier of the Nasdaq Stock Market under the symbol "PFSB."

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

The Company offers many types of deposit accounts having a wide range of interest rates and terms, which generally include savings, money market, and many types of checking accounts, as well as certificate accounts. The Company generally solicits deposits in its primary market areas.

At June 30, 2004, the Company had total assets of approximately $1.9 billion, deposits of $1.2 billion, borrowings of $577 million and stockholders' equity of $118 million. At that date, borrowings include $42 million from the issuance of junior subordinated deferrable interest debentures in connection with the sale of cumulative trust preferred securities.

Penn Federal, through its wholly-owned subsidiary, Penn Savings Insurance Agency, Inc., offers insurance and uninsured non-deposit investment products to its customers. Through the Bank's wholly-owned subsidiary, PennFed Title Service Corporation, the Bank has a 49% ownership interest in a title insurance agency known as Eagle Rock Title Agency, LLC. See "Subsidiary Activities."

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

The Company's reports, proxy statements and other information the Company files with the Securities and Exchange Commission (the "SEC"), as well as the Company's news releases, are available free of charge through our Internet site at http://www.pennfsb.com. The SEC filings can be found under "Investor Relations" on the "Documents" page of the Company's Internet site. The Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act are available as soon as reasonably practicable after they have been filed with the SEC. Reference to the Company's Internet address is not intended to incorporate any of the information contained on our Internet site into this document.

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

Market Area

The Company's primary market areas are comprised of the Ironbound section of the City of Newark and surrounding communities, the suburban Essex County area and selected areas of central/southern New Jersey, which are serviced through 24 full service offices. Penn Federal was organized in the Ironbound section of Newark in 1941 and the home office of the Bank remains there. The Ironbound section of the City of Newark and immediately adjacent communities of East Newark and Harrison are primarily urban blue collar areas with two or more family dwellings and some manufacturing and industry. The Company entered Union County in fiscal 2004 with the opening of a branch in the township of Union. Deposits at Bank branches in these areas comprised 29% of total Bank deposits at June 30, 2004. The suburban Essex County area consists of communities with predominantly single family homes and a white collar commuter population. Suburban Essex County is the Bank's largest market area, accounting for approximately 44% of total Bank deposits at June 30, 2004. Penn Federal's central/southern New Jersey branches are located in selected areas of Middlesex, Monmouth and northern Ocean counties. The central/southern region branches, with 27% of total Bank deposits at June 30, 2004, serve retirement populations and expanding townhouse, multi-family and single family home developments. The Bank also originates loans secured by properties throughout New Jersey and purchases one-to four-family loans secured by properties primarily located in selected Northeastern states. See "Originations, Purchases, Sales and Servicing of Loans."

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

The Company also originates commercial and multi-family (five units or more) real estate loans and consumer loans. These loans generally reprice more frequently, have shorter maturities and/or have higher yields than fixed rate, one- to four-family mortgage loans. In addition, as part of its commercial lending activities, the Company originates loans under an accounts receivable financing program for small and mid-sized businesses and business lines of credit secured by non-real estate assets.

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

The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank could have lent to any one borrower is generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation-Federal Regulation of Savings Associations by the OTS." At June 30, 2004, the maximum amount which the Bank could have lent to any one borrower and the borrower's related entities was approximately $25.5 million. The Company's current policy is to limit such loans to a maximum of 50% of the general regulatory limit or $10.0 million, whichever is less. Any exception to this policy requires approval of the Board of Directors. At June 30, 2004, the Company's largest group of loans to one borrower (and any related entities) totaled $10.8 million and consisted of two commercial real estate loans of $6.2 million and $4.6 million. At June 30, 2004, there were a total of 19 loans or lender relationships in excess of $1.5 million, for a total amount of $66.7 million. At that date, all of these loans were performing in accordance with their respective repayment terms.

Loan Portfolio Composition. The following table sets forth the composition of the Company's loan portfolio at the dates indicated.

                                                                           June 30,
                                             ------------------------------------------------------------------
                                                      2004                   2003                  2002
                                             ------------------------------------------------------------------
                                               Amount     Percent     Amount     Percent     Amount     Percent
                                             ------------------------------------------------------------------
                                                                      (Dollars in thousands)
First mortgage loans:
  One- to four-family(1) .................   $  996,659    77.46%   $  946,560    77.01%   $1,172,145    81.53%
  Commercial and multi-family(2) .........      172,244    13.39       165,905    13.50       144,585    10.06
                                             ------------------------------------------------------------------
      Total first mortgage loans .........    1,168,903    90.85     1,112,465    90.51     1,316,730    91.59
                                             ------------------------------------------------------------------
Other loans:
  Consumer loans:
   Second mortgages ......................       67,538     5.25        67,290     5.47        58,671     4.08
   Home equity lines of credit ...........       46,288     3.60        44,308     3.61        55,247     3.85
   Other .................................        3,862     0.30         5,060     0.41         6,948     0.48
                                             ------------------------------------------------------------------
      Total consumer loans ...............      117,688     9.15       116,658     9.49       120,866     8.41
                                             ------------------------------------------------------------------
      Total loans ........................    1,286,591   100.00%    1,229,123   100.00%    1,437,596   100.00%
                                                          =======                =======                =======

Add/(less):
  Unamortized premiums,
   deferred loan fees, and
     other, net ..........................        7,131                  6,079                  9,485
  Allowance for loan losses ..............       (6,249)                (6,284)                (5,821)
                                             ------------------------------------------------------------------
      Total loans receivable, net ........   $1,287,473             $1,228,918             $1,441,260
                                             ==================================================================

                                                               June 30,
                                             --------------------------------------------
                                                     2001                    2000
                                             --------------------------------------------
                                               Amount     Percent    Amount       Percent
                                             --------------------------------------------
                                                        (Dollars in thousands)
First mortgage loans:
  One- to four-family(1) .................   $1,065,819    82.61%  $1,070,048      85.34%
  Commercial and multi-family(2) .........      108,625     8.42       86,257       6.88
                                             --------------------------------------------
      Total first mortgage loans .........    1,174,444    91.03    1,156,305      92.22
                                             --------------------------------------------
Other loans:
  Consumer loans:
   Second mortgages ......................       48,133     3.73       45,659       3.64
   Home equity lines of credit ...........       60,412     4.68       46,394       3.70
   Other .................................        7,140     0.56        5,534       0.44
                                             --------------------------------------------
      Total consumer loans ...............      115,685     8.97       97,587       7.78
                                             --------------------------------------------
      Total loans ........................    1,290,129   100.00%   1,253,892     100.00%
                                                          =======                 =======

Add/(less):
  Unamortized premiums,
   deferred loan fees, and
     other, net ..........................        9,611                 9,339
  Allowance for loan losses ..............       (4,248)               (3,983)
                                             --------------------------------------------
      Total loans receivable, net ........   $1,295,492            $1,259,248
                                             ============================================

-----------------------------
(1) One-to four-family loans include loans held for sale of $11.5 million, $1.6 million and $83,000 at June 30, 2003, 2002 and 2001, respectively. There were no loans held for sale at June 30, 2004 or 2000.

(2) Commercial and multi-family loans include loans under an accounts receivable financing program for small and mid-sized businesses and business lines of credit secured by non-real estate business assets totaling $12.6 million, $12.6 million, $9.1 million, $3.1 million and $814,000 at June 30, 2004, 2003, 2002,
2001 and 2000, respectively.

Loan Maturity. The following schedule sets forth the contractual maturity of the Company's loan portfolio as of June 30, 2004. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. Loans with balloon payments are also shown as amortizing to final maturity (i.e., when the balloon payment is due). All balances are shown on a gross basis and, thus, include no premium or discount adjustments. Savings account loans and overdraft checking balances, included in consumer loans, which have no stated final maturity, are reported as due within one year. The table does not reflect the effects of possible prepayments or scheduled principal amortization.

                                              After One    After Three     After Five     After Ten
                                  One Year     Through       Through         Through        Through        After
                                  or Less    Three Years    Five Years      Ten Years    Twenty Years   Twenty Years       Total
                                  ------------------------------------------------------------------------------------------------
                                                                          (In thousands)
First mortgage loans:
 One- to four-family ........     $    112     $  1,354     $   10,183     $   52,388     $  348,200     $  584,422     $  996,659
 Commercial and multi-family        11,760        4,856          4,697         40,827        108,380          1,724        172,244
                                  ------------------------------------------------------------------------------------------------
   Total first mortgage loans       11,872        6,210         14,880         93,215        456,580        586,146      1,168,903
Other loans:
 Consumer loans .............        2,853        2,395         11,777         23,412         41,124         36,127        117,688
                                  ------------------------------------------------------------------------------------------------
   Total loans, gross .......     $ 14,725     $  8,605     $   26,657     $  116,627     $  497,704     $  622,273     $1,286,591
                                  ================================================================================================

Loans due after June 30, 2005, which have fixed interest rates amount to $977.8 million, while those with adjustable rates amount to $294.1 million, detailed as follows:

                                                                             Due After June 30, 2005
                                                           ---------------------------------------------------------
                                                             Fixed                Adjustable                   Total
                                                           ---------------------------------------------------------
                                                                               (In thousands)
First mortgage loans:
   One- to four-family ...........................         $875,367                $121,180              $   996,547
   Commercial and multi-family ...................           33,763                 126,721                  160,484
                                                           ---------------------------------------------------------
      Total first mortgage loans .................          909,130                 247,901                1,157,031
Other loans:
   Consumer loans ................................           68,628                  46,207                  114,835
                                                           ---------------------------------------------------------
      Total loans, gross ........................          $977,758                $294,108               $1,271,866
                                                           =========================================================

One- to Four-Family Residential Mortgage Lending. At June 30, 2004, the Company's one- to four-family residential mortgage loans totaled $996.7 million, or approximately 77.5% of the Company's gross loan portfolio. Residential loan originations are generated by the Company's in-house originations staff through marketing efforts, present customers, walk-in customers and referrals from attorneys, local accounting firms, real estate agents, mortgage brokers and builders. The Company focuses its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences. During the fiscal year ended June 30, 2004, the Company originated $409.8 million of real estate loans secured by first mortgages on one- to four-family residential real estate. Substantially all of the Company's one- to four-family residential mortgage originations are secured by properties located in the State of New Jersey.

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

Commercial and Multi-Family Real Estate Lending. The Company engages in commercial and multi-family real estate lending primarily in its market areas. At June 30, 2004, the Company had $172.2 million of commercial and multi-family real estate loans which represented 13.4% of the Company's gross loan portfolio. This amount includes $1.6 million of lines of credit secured by non-real estate business assets and $11.0 million of loans under an accounts receivable financing program for small and mid-sized businesses. At June 30, 2004, the average per loan balance of the Company's commercial and multi-family real estate loans outstanding was $377,000. As of June 30, 2004 approximately 74% of the loans in the commercial and multi-family real estate loan portfolio were adjustable rate loans.

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

Consumer Lending. The Company offers a variety of secured consumer loans, including home equity lines of credit, second mortgages, automobile loans, boat loans and loans secured by savings deposits. In addition, the Company offers unsecured overdraft checking protection. At June 30, 2004, the Company's total consumer loan portfolio was $117.7 million, or 9.1% of its gross loan portfolio, of which approximately 59% were fixed rate loans and 41% were adjustable rate loans. The Company originates nearly all of its consumer loans throughout the State of New Jersey.

The Company originates adjustable rate home equity lines of credit and fixed rate second mortgage loans. Home equity lines of credit and second mortgage loans together with loans secured by all prior liens, are generally limited to 75% of the appraised value of the property securing the loan. The Company also offers 100% equity financing up to $100,000, with these loans re-underwritten and insured through a mortgage insurance company. Second mortgage loans have a maximum term of up to 20 years. Home equity lines of credit may have draw periods up to 10 years with repayment terms up to 15 years beyond the draw period. As of June 30, 2004, second mortgage loans and home equity lines of credit amounted to $113.8 million or 96.7% of the Company's consumer loan portfolio.

Consumer loan terms vary according to the type and value of collateral and length of contract. The underwriting standards employed by the Company for consumer loans include an application, a determination of the applicant's payment history on other debts and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

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

Originations, Purchases, Sales and Servicing of Loans

For the fiscal year ended June 30, 2004, the Company originated $528.0 million of loans, compared to $667.7 million and $648.0 million in fiscal 2003 and 2002, respectively. Mortgage loan originations are handled by employees of the Company.

During the fiscal years ended June 30, 2004, 2003 and 2002, the Company purchased $53.0 million, $676,000 and $31.9 million of one- to four-family first mortgage loans, respectively. For the year ended June 30, 2004, the purchased loans represent large bulk loan purchases of adjustable rate and fixed rate first mortgages secured by properties primarily located in selected northeastern and mid-Atlantic states (i.e., Connecticut, Delaware, Maryland, Massachusetts, Pennsylvania and Virginia). The fiscal 2004 loan purchases were viewed as a means of investing excess cash from the high levels of loan prepayments. Purchases in prior years were through correspondent relationships with other institutions and were generally a means of supplementing in-house originations in order to meet the Company's goals.

From time to time, the Company has engaged in loan sale strategies -- selling loans to Freddie Mac and other secondary market purchasers. During the year ended June 30, 2004, approximately $87.4 million of predominately conforming, fixed rate one- to four-family residential mortgage loans were sold into the secondary market as part of the Company's efforts to manage interest rate risk. In addition, during the year ended June 30, 2004, a $3.0 million commercial real estate loan participation was sold as a means to reduce the Company's credit exposure on a single commercial real estate property. During the latter part of fiscal 2004, loan sales were reduced and loan production was retained in portfolio until the excess cash from prepayments was utilized. Subsequent to the end of the fiscal year, the Company returned to its loan sale strategy as means of managing interest rate risk.

The level of loan sale activity is continuously evaluated with primary consideration given to interest rate risk management, long-term profitability and liquidity objectives.

When loans are sold, the Company may retain the responsibility for servicing the loans or may sub-service the loans for a short term period. The Company receives a fee for performing these services. The Company serviced for others primarily one- to four-family mortgage loans with an aggregate outstanding principal balance of $66.3 million, $87.0 million and $167.8 million at June 30, 2004, 2003 and 2002, respectively. The decreases in fiscal 2004 and 2003, as compared to the prior years, included the effects of accelerated prepayments. At June 30, 2004 and 2003 the value of the Company's mortgage servicing rights were immaterial in relation to total assets.

The following table sets forth the activity in the Company's loan portfolio for the years indicated.

                                                                                          Year ended June 30,
                                                                              -----------------------------------------
                                                                                 2004           2003            2002
                                                                              -----------------------------------------
                                                                                          (In thousands)
Net loans receivable at beginning of year ........................            $1,228,918     $1,441,260      $1,295,492

Plus:
   Loans originated:
     One- to four-family .........................................               409,799        528,869         497,450
     Commercial and multi-family real estate .....................                43,222         49,049          64,131
     Consumer ....................................................                75,002         89,775          86,370
                                                                              -----------------------------------------
        Total loans originated ...................................               528,023        667,693         647,951
                                                                              -----------------------------------------

     One- to four-family loans purchased .........................                53,034            676          31,861
                                                                              -----------------------------------------

        Total loans originated and purchased .....................               581,057        668,369         679,812
                                                                              -----------------------------------------
Less:
   Loans sold ....................................................                90,395        165,180          16,652
   Loans securitized .............................................                    --             --          65,923
   Loan principal payments and other, net ........................               432,107        715,531         451,463
   Loans transferred to real estate owned ........................                    --             --               6
                                                                              -----------------------------------------
Net loans receivable at end of year ..............................            $1,287,473     $1,228,918      $1,441,260
                                                                              =========================================

Non-Performing and Classified Assets

Generally, when a borrower fails to make a required payment on a real estate secured loan or other secured loan, collection procedures are initiated with the mailing of a late charge notice and the customer is contacted by telephone. At the end of the first month, a delinquency notice is issued. In many cases, delinquencies are cured promptly; however, if a loan secured by real estate or other collateral has been delinquent for more than 65 days, a letter of notice of intention to foreclose is sent and the customer is requested to make arrangements to bring the loan current. At 95 days past due, unless satisfactory arrangements have been made, immediate repossession commences or foreclosure procedures are instituted. For unsecured loans, the collection procedures are similar; however, at 90 days past due, a specific reserve or charge-off is recommended and, subsequently, a lawsuit is filed, if necessary, to obtain a judgement.

The table below sets forth the Company's amounts and categories of non-performing assets and restructured loans. Loans are placed on non-accrual status when the collection of principal or interest becomes delinquent more than 90 days. There are no loans delinquent more than 90 days which are still accruing. Real estate owned represents assets acquired in settlement of loans (generally through foreclosure or a deed in lieu) and is shown net of valuation allowances.

                                                                                            At June 30,
                                                             ----------------------------------------------------------------------
                                                              2004            2003             2002           2001            2000
                                                             ----------------------------------------------------------------------
                                                                                     (Dollars in thousands)
Non-accruing loans:
 One- to four-family ...............................         $2,158          $1,451          $2,905          $1,219          $2,152
 Commercial and multi-family .......................             --              --              --              49              95
 Consumer ..........................................             24             231             370             369             468
                                                             ----------------------------------------------------------------------
  Total non-accruing loans .........................          2,182           1,682           3,275           1,637           2,715

Real estate owned, net .............................             --              28              28             500             334
                                                             ----------------------------------------------------------------------
   Total non-performing assets .....................          2,182           1,710           3,303           2,137           3,049

Restructured loans .................................             --              --              --              --              --
                                                             ----------------------------------------------------------------------
   Total risk elements .............................         $2,182          $1,710          $3,303          $2,137          $3,049
                                                             ======================================================================
Non-accruing loans as a percentage
   of total loans ..................................           0.17%           0.14%           0.23%           0.13%           0.21%
                                                             ======================================================================
Non-performing assets as a percentage
   of total assets .................................           0.11%           0.09%           0.17%           0.12%           0.18%
                                                             ======================================================================
Total risk elements as a percentage
   of total assets .................................           0.11%           0.09%           0.17%           0.12%           0.18%
                                                             ======================================================================

For the year ended June 30, 2004, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $113,000, $17,000 of which was included in interest income during this period.

Non-Performing Assets. Non-accruing loans at June 30, 2004 were comprised of 17 one- to four-family loans aggregating $2,158,000 and 9 consumer loans aggregating $24,000.

Other Loans of Concern. As of June 30, 2004, there were $1.9 million of other loans not included in the table or discussed above where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

Included in other loans of concern at June 30, 2004 are four loans to one borrower and one loan to a related borrower totaling $722,000. The four loans consist of one commercial real estate loan of $373,000, two one- to four-family loans totaling $84,000 and a $42,000 line of credit. The loan to a related borrower consists of a commercial real estate loan of $223,000. All of these loans are secured by real estate properties located in New Jersey. As of June 30, 2004, all of the loans were performing in accordance with their respective repayment terms. The Company continues to monitor these loans due to their past periodic delinquencies.

Also included in other loans of concern at June 30, 2004 is a $744,000 commercial real estate loan, secured by real estate in New Jersey. As of June 30, 2004, the loan was current. Due to past periodic delinquencies, the Company had entered into an agreement requiring the borrower to comply with certain stipulations, including the sale of other real estate, the proceeds of which were used to bring the loan current and to reduce the principal balance of the loan. The loan to value ratio is estimated to be 80%.

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

In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews the assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of its assets at June 30, 2004, the Bank's classified assets totaled $3.2 million, of which $3.1 million were classified as substandard. At June 30, 2004, total classified assets represented 2.71% of the Company's stockholders' equity and 0.17% of the Company's total assets.

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

Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowance will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Company's allowance for loan losses. These agencies may require the Company to record additions to the allowance level based upon their assessment of the information available to them at the time of examination. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Critical Accounting Policies."

The following table sets forth an analysis of the Company's allowance for loan losses at, and for, the dates indicated.

                                                                            Year ended June 30,
                                                       ------------------------------------------------------------
                                                         2004         2003          2002         2001        2000
                                                       ------------------------------------------------------------
                                                                         (Dollars in thousands)
Balance at beginning of year ..................        $ 6,284       $ 5,821      $ 4,248      $ 3,983      $ 3,209

Charge-offs:
  One- to four-family .........................             --           (20)         (20)        (164)        (105)
  Commercial and multi-family .................             --            --           --          (35)          --
  Consumer ....................................            (35)          (42)         (32)        (161)         (18)
                                                       ------------------------------------------------------------
                                                           (35)          (62)         (52)        (360)        (123)
                                                       ------------------------------------------------------------
Recoveries:
  One- to four-family .........................             --            --           --           --           37
  Commercial and multi-family .................             --            --           --           --           --
  Consumer ....................................             --            --           --           --           --
                                                       ------------------------------------------------------------
                                                            --            --           --           --           37
                                                       ------------------------------------------------------------

Net charge-offs ...............................            (35)          (62)         (52)        (360)         (86)
Additions charged to operations ...............             --           525        1,625          625          860
                                                       ------------------------------------------------------------
Balance at end of year ........................        $ 6,249       $ 6,284      $ 5,821      $ 4,248      $ 3,983
                                                       ============================================================
Ratio of net charge-offs during the
  year to average loans outstanding
  during the year .............................           0.00%         0.00%        0.00%        0.03%        0.01%
                                                       ============================================================
Ratio of allowance for loan losses
  to total loans at end of year ...............           0.48%         0.51%        0.40%        0.33%        0.32%
                                                       ============================================================
Ratio of allowance for loan losses to
  non-accruing loans at end of year ...........         286.39%       373.60%      177.74%      259.50%      146.70%
                                                       ============================================================

The distribution of the Company's allowance for loan losses at the dates indicated is summarized in the following table.

                                                                                June 30,
                              ------------------------------------------------------------------------------------------------------
                                   2004                 2003                 2002                  2001               2000
                              ------------------------------------------------------------------------------------------------------
                                      Percent of           Percent of           Percent of           Percent of           Percent of
                                        Loans in             Loans in             Loans in             Loans in             Loans in
                                            Each                 Each                 Each                 Each                 Each
                                        Category             Category             Category             Category             Category
                                        to Total             to Total             to Total             to Total             to Total
                              Amount       Loans   Amount       Loans   Amount       Loans    Amount      Loans    Amount      Loans
                              ------------------------------------------------------------------------------------------------------
                                                                       (Dollars in thousands)
One- to four-family ......    $2,896      77.46%   $2,869      77.01%   $2,928      81.53%   $2,223      82.61%   $2,244      85.34%
Commercial and
  multi-family real estate     2,768      13.39     2,767      13.50     2,040      10.06     1,280       8.42     1,051       6.88
Consumer .................       585       9.15       648       9.49       853       8.41       745       8.97       688       7.78
                              ------------------------------------------------------------------------------------------------------

   Total .................    $6,249     100.00%   $6,284     100.00%   $5,821     100.00%   $4,248     100.00%   $3,983     100.00%
                              ======================================================================================================

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

At June 30, 2004, the Company had a securities portfolio consisting principally of U.S. government agency securities and mortgage-backed securities issued by Ginnie Mae, Freddie Mac and Fannie Mae. These investments carry a low risk weighting for OTS risk-based capital purposes and are generally considered liquid assets. See "Regulation-Regulatory Capital Requirements." The majority of investment securities and all mortgage-backed securities were classified as held to maturity at June 30, 2004, as the Company has a positive intent and ability to hold these securities to maturity. All investment securities not classified as held to maturity are classified as available for sale.

The following table sets forth the composition of the Company's investment and mortgage-backed securities portfolios at the dates indicated.

                                                                                    June 30,
                                         -------------------------------------------------------------------------------------------
                                                      2004                           2003                           2002
                                         -------------------------------------------------------------------------------------------
                                                    Estimated   Percent            Estimated   Percent           Estimated  Percent
                                                      Fair     of Total               Fair    of Total              Fair   of Total
                                         Carrying    Market    Carrying   Carrying   Market   Carrying  Carrying   Market  Carrying
                                           Value      Value      Value      Value    Value      Value     Value     Value    Value
                                         -------------------------------------------------------------------------------------------
                                                                         (Dollars in thousands)
Investment securities:
Available for sale:
   Equity securities .................   $  4,720   $  4,720      1.05%   $  4,741  $  4,741     1.28%  $  4,295   $  4,295    2.05%
                                         -------------------------------------------------------------------------------------------

Held to maturity:
   U.S. government
      agency obligations .............    386,134    377,610     86.05     305,662   308,425    82.73    145,160    144,495   69.31
   Corporate bonds ...................      1,026      1,276      0.23       1,030     1,222     0.28      1,034      1,080    0.49
   Trust preferred securities ........     33,100     34,329      7.37      32,806    35,821     8.88     33,296     33,101   15.90
                                         -------------------------------------------------------------------------------------------
      Total held to maturity .........    420,260    413,215     93.65     339,498   345,468    91.89    179,490    178,676   85.70
                                         -------------------------------------------------------------------------------------------
      Total investment securities ....    424,980    417,935     94.70     344,239   350,209    93.17    183,785    182,971   87.75
FHLB of New York stock ...............     23,773     23,773      5.30      25,223    25,223     6.83     25,656     25,656   12.25
                                         -------------------------------------------------------------------------------------------
      Total investment securities
        and FHLB of New York stock ...   $448,753   $441,708    100.00%   $369,462  $375,432   100.00%  $209,441   $208,627  100.00%
                                         ===========================================================================================

Mortgage-backed securities:
   Ginnie Mae ........................   $    249   $    271      0.25%   $    415  $    455     0.44%  $    642   $    696    0.38%
   Freddie Mac .......................     45,526     45,718     45.49      37,968    39,635    40.55     84,757     87,727   49.95
   Fannie Mae ........................     53,860     54,430     53.82      54,430    56,896    58.13     82,891     85,570   48.85
   Collateralized Mortgage
      Obligations/REMICs/IOs .........        225        225      0.22         149       152     0.16         42         43    0.02
                                         -------------------------------------------------------------------------------------------
                                           99,860    100,644     99.78      92,962    97,138    99.28    168,332    174,036   99.20
   Unamortized premiums, net .........        219         --      0.22         670        --     0.72      1,357         --    0.80
                                         -------------------------------------------------------------------------------------------
      Total mortgage-backed securities   $100,079   $100,644    100.00%   $ 93,632  $ 97,138   100.00%  $169,689   $174,036  100.00%
                                         ===========================================================================================

Investment Securities. At June 30, 2004, the Company's investment securities (including $4.7 million of investment securities available for sale, $420.3 million of investment securities held to maturity and a $23.8 million investment in FHLB of New York stock) totaled $448.8 million, or 23.6% of its total assets. It is the Company's general policy to purchase U.S. government securities and federal agency obligations and other investment grade securities in accordance with its strategic objectives, including, but not limited to, liquidity, growth, yield and interest rate risk management and to provide collateral for borrowings. In prior years, PennFed invested in certain non-investment grade trust preferred securities of other financial institutions. At June 30, 2004, PennFed held $10.9 million of such non-investment grade securities. In addition, investment securities at June 30, 2004 included $22.2 million of investment grade trust preferred securities.

OTS regulations limit investments in corporate debt and equity securities by the Bank. See "Regulation-Federal Regulation of Savings Associations by the OTS" for a discussion of additional restrictions on the Company's investment activities.

The following table indicates the composition of the held to maturity portion of the investment securities portfolio based on the final maturities of each investment. Securities in the investment portfolio in the amount of $419.2 million have call features and, thus, depending on future interest rates, may have a much shorter life than final maturity.

                                                                June 30, 2004
                                     -----------------------------------------------------------------------
                                                                     After                    After
                                                                    One Year               Five Years
                                         One Year                   Through                  Through
                                         or Less                   Five Years               Ten Years
                                     -----------------------------------------------------------------------
                                     Book      Weighted      Book       Weighted      Book        Weighted
                                     Value  Average Yield   Value    Average Yield    Value    Average Yield
                                     -----------------------------------------------------------------------
                                                          (Dollars in thousands)
U.S. government
   agency obligations ............    $--        --%         $--          --%        $56,842        4.94%

Corporate bonds ..................     --        --           --          --           1,026        9.25
Trust preferred
   securities ....................     --        --           --          --              --          --
                                     -----------------------------------------------------------------------
Total investment securities
   held to maturity ..............    $--        --%         $--          --%        $57,868        5.02%
                                     =======================================================================

                                                       June 30, 2004
                                     -----------------------------------------------------

                                             After                    Total Investment
                                              Ten                     Securities Held
                                             Years                       to Maturity
                                     -----------------------------------------------------
                                       Book        Weighted        Book        Weighted
                                       Value    Average Yield      Value     Average Yield
                                     -----------------------------------------------------
                                                      (Dollars in thousands)
U.S. government
   agency obligations ............   $329,292       5.49%        $386,134         5.41%

Corporate bonds ..................         --         --            1,026         9.25
Trust preferred
   securities ....................     33,100       8.06           33,100         8.06
                                     -----------------------------------------------------
Total investment securities
   held to maturity ..............   $362,392       5.72%        $420,260         5.62%
                                     =====================================================

The Company's investment securities portfolio at June 30, 2004 did not contain tax-exempt securities or securities of any single issuer with an aggregate book value in excess of 10% of the Company's retained earnings, excluding those issued by the U.S. government or its agencies.

Mortgage-Backed Securities. At June 30, 2004, mortgage-backed securities totaled $100.1 million, or 5.3% of the Company's total assets, of which approximately 6.1% consisted of adjustable rate securities. The Company has invested primarily in securities of Ginnie Mae, Freddie Mac and Fannie Mae.

The following table indicates the composition of the mortgage-backed securities portfolio, excluding unamortized premiums, based on the final maturities of each security.

                                                                                June 30, 2004
                                            ---------------------------------------------------------------------------------------
                                                              After         After
                                                One         One Year      Five Years      After                Total
                                              Year or       Through        Through         Ten            Mortgage-backed
                                                Less       Five Years     Ten Years       Years              Securities
                                            ---------------------------------------------------------------------------------------
                                                                                                                     Estimated Fair
                                            Book Value     Book Value     Book Value    Book Value     Book Value     Market Value
                                            ---------------------------------------------------------------------------------------
                                                                          (Dollars in thousands)
Ginnie Mae ..........................          $   3        $    111       $     --      $    135       $    249        $    271
Freddie Mac .........................             --           1,449          3,293        40,784         45,526          45,718
Fannie Mae ..........................             --           1,550          2,502        49,808         53,860          54,430
Collateralized Mortgage
   Obligations/REMICs/IOs ...........             --              --             --           225            225             225
                                            ---------------------------------------------------------------------------------------
  Total mortgage-backed
   securities .......................          $   3        $  3,110       $  5,795      $ 90,952       $ 99,860        $100,644
                                            =======================================================================================
Weighted average yield at
   year end .........................           8.00%           7.02%          6.92%         5.18%          5.34%
                                            =====================================================================

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

The following table sets forth the activity in the Company's mortgage-backed securities portfolio for the years indicated.

                                                                                   Year ended June 30,
                                                                   ---------------------------------------------
                                                                       2004             2003              2002
                                                                   ---------------------------------------------
                                                                                  (In thousands)
Mortgage-backed securities, net:
  At beginning of year ..............................              $ 93,632           $169,689         $135,606
  Plus:
     Securities purchased ...........................                54,823             10,190           20,364
     Securitization of loans receivable .............                    --                 --           65,923
  Less:
     Principal repayments ...........................                47,976             85,501           51,797
     Amortization of premiums, net ..................                   400                746              407
                                                                   --------------------------------------------
  At end of year ....................................              $100,079           $ 93,632         $169,689
                                                                   ============================================

Sources of Funds

General. The Company's sources of funds are deposits, borrowings, payment of principal and interest on loans and mortgage-backed securities, interest received on and maturities or calls of other investment securities and funds provided from operations.

Deposits. The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of savings, money market and demand deposit accounts, as well as certificate accounts currently ranging in terms up to 60 months. The Company solicits deposits primarily from its market areas and relies primarily on product mix, competitive pricing policies, advertising, customer service and customer relationships to attract and retain deposits. The Company also solicits short term deposits from municipalities in its market areas. As of June 30, 2004, certificates of deposit from municipalities totaled $3.3 million.

The variety of deposit accounts offered by the Company has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Company endeavors to manage the pricing of its deposits in keeping with its asset/liability management, liquidity and profitability objectives. In this regard, the Company has from time-to-time paid slightly higher rates than its competitors to attract deposits. Based on its experience, the Company believes that its savings, money market and demand deposit accounts are relatively stable sources of deposits. However, the ability of the Company to attract and maintain certificates of deposit and the rates paid on these deposits has been and will continue to be significantly affected by market conditions, including general economic conditions, changes in interest rates and competition. When appropriate, the Company has from time to time utilized brokered deposits as an alternate source of funds. At June 30, 2004, the Company had $46.1 million of brokered deposits. There were no brokered deposits at June 30, 2003. See Item 8 - Financial Statements - Note H - Deposits - of the Notes to Consolidated Financial Statements.

The following table sets forth the deposit flows of the Company during the periods indicated.

                                                                                      Year ended June 30,
                                                                   ---------------------------------------------------------
                                                                       2004                  2003                   2002
                                                                   ---------------------------------------------------------
                                                                                  (Dollars in thousands)
Opening balance .....................................              $ 1,094,666           $ 1,174,507            $ 1,085,335
Net deposits (withdrawals) ..........................                   69,326              (109,429)                51,591
Interest credited ...................................                   24,108                29,588                 37,581
                                                                   ---------------------------------------------------------
Ending balance ......................................              $ 1,188,100           $ 1,094,666            $ 1,174,507
                                                                   =========================================================
Net increase (decrease) .............................              $    93,434           $   (79,841)           $    89,172
                                                                   =========================================================
Percent increase (decrease) .........................                     8.54%                (6.80)%                 8.22%
                                                                   =========================================================

The following table indicates the amount of the Company's certificates of deposit by time remaining until maturity as of June 30, 2004.

                                                                                           Maturity
                                                            -------------------------------------------------------------------
                                                                              Over            Over           Over
                                                            3 Months         3 to 6          6 to 12          12
                                                            or Less          Months          Months         Months       Total
                                                            -------------------------------------------------------------------
                                                                                        (In thousands)
Certificates of deposit less than $100,000 .........        $ 72,944        $ 92,884        $120,972       $167,196    $453,996
Certificates of deposit of $100,000 or more ........          14,772          24,263          25,811         79,769     144,615
                                                            -------------------------------------------------------------------
Total certificates of deposit ......................        $ 87,716        $117,147        $146,783       $246,965    $598,611
                                                            ===================================================================

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

Junior Subordinated Deferrable Interest Debentures. In 2001, PennFed formed PennFed Capital Trust II (the "Trust II"), which on March 28, 2001 sold $12.0 million of 10.18% cumulative trust preferred securities in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act"). Trust II used the proceeds from the sale of its trust preferred securities and from the sale of $0.4 million of its common securities to PennFed to purchase $12.4 million of 10.18% junior subordinated deferrable interest debentures issued by PennFed, which are the sole assets of Trust II. These junior subordinated deferrable interest debentures mature in 2031 and are redeemable at any time after ten years. The obligations of PennFed related to Trust II constitute a full and unconditional guarantee by PennFed of Trust II obligations under its trust preferred securities. PennFed used the proceeds from the junior subordinated deferrable interest debentures for general corporate purposes, including a $4.2 million capital contribution to the Bank to support growth.

In 2003, PennFed formed PennFed Capital Trust III (the "Trust III"), which on June 2, 2003 sold $30.0 million of variable rate cumulative trust preferred securities in a private transaction exempt from registration under the Act. Trust III used the proceeds from the sale of its trust preferred securities and from the sale of $0.9 million of its common securities to PennFed to purchase $30.9 million of variable rate junior subordinated deferrable interest debentures issued by PennFed, which are the sole assets of Trust III. These junior subordinated deferrable interest debentures mature in 2033 and are redeemable at any time after five years. The interest rate on the $30.0 million of trust preferred securities and the $30.9 million junior subordinated deferrable interest debentures resets quarterly and was 4.77% and 4.52% at June 30, 2004 and 2003, respectively. The obligations of PennFed related to Trust III constitute a full and unconditional guarantee by PennFed of Trust III obligations under its trust preferred securities. PennFed used the proceeds from the junior subordinated deferrable interest debentures together with available cash to redeem $34.5 million of 8.90% cumulative trust preferred securities issued by PennFed Capital Trust I in October 1997.

In accordance with the full adoption in fiscal 2003 of Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), as of June 30, 2004, the Company's trust subsidiaries are not consolidated. Although, in accordance with FIN 46, Trust III was never consolidated, Trust II was consolidated in prior years. The primary effect of de-consolidating Trust II was a change in the balance sheet classification of the liabilities from Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated Deferrable Interest Debentures to long-term borrowings.

The following table sets forth the maximum month-end balance, average balance, year-end balance and weighted average cost of FHLB of New York advances and other borrowings for the periods indicated.

                                                                                                  Year ended June 30,
                                                                                   ------------------------------------------------
                                                                                     2004                2003                 2002
                                                                                   ------------------------------------------------
                                                                                                    (In thousands)
Maximum month-end balance for the year ended:
  FHLB of New York advances ............................................           $504,465            $504,465            $504,465
                                                                                   ================================================
  Other borrowings:
    Overnight repricing lines of credit ................................           $ 15,200            $     --            $ 55,300
     Reverse repurchase agreements callable or maturing
       within one year .................................................             34,260              19,350              48,540
     Reverse repurchase agreements callable or maturing
       after one year ..................................................             24,986                  --              19,350
     Unsecured revolving line of credit ................................              9,892               7,294               3,964
                                                                                   ------------------------------------------------
        Total other borrowings .........................................           $ 84,338            $ 26,644            $127,154
                                                                                   ================================================
   Junior subordinated debentures, net .................................           $ 42,037            $ 30,005            $     --
                                                                                   ================================================

Average balance for the year ended:
  FHLB of New York advances ............................................           $489,699            $504,465            $477,935
                                                                                   ================================================
  Other borrowings:
     Overnight repricing lines of credit ...............................           $  3,452            $      1            $ 18,764
      Reverse repurchase agreements callable or maturing
       within one year .................................................             20,590              19,350              20,508
     Reverse repurchase agreements callable or maturing
       after one year ..................................................              1,898                  --              19,350
     Unsecured revolving line of credit ................................              5,368               3,765               1,426
                                                                                   ------------------------------------------------
       Total other borrowings ..........................................           $ 31,308            $ 23,116            $ 60,048
                                                                                   ================================================
   Junior subordinated debentures, net .................................           $ 42,015            $  2,376            $     --
                                                                                   ================================================

Balance at June 30:
  FHLB of New York advances ............................................           $475,465            $504,465            $504,465
                                                                                   ================================================
  Other borrowings:
     Overnight repricing lines of credit ...............................           $  7,000            $     --            $     --
     Reverse repurchase agreements callable or maturing
       within one year .................................................             17,468              19,350                  --
     Reverse repurchase agreements callable or maturing
       after one year ..................................................             24,986                  --              19,350
     Unsecured revolving line of credit ................................              9,892               7,294               3,964
                                                                                   ------------------------------------------------
       Total other borrowings ..........................................           $ 59,346            $ 26,644            $ 23,314
                                                                                   ================================================
   Junior subordinated debentures, net .................................           $ 42,037            $ 30,005            $     --
                                                                                   ================================================

Weighted average cost of funds for the year ended:
  FHLB of New York advances ............................................               5.76%               5.73%               5.85%
  Other borrowings:
    Overnight repricing lines of credit ................................               1.13%               2.17%               3.35%
    Reverse repurchase agreements callable or maturing
       within one year .................................................               4.38%               4.99%               5.36%
    Reverse repurchase agreements callable or maturing
       after one year ..................................................               2.95%                 --                4.99%
    Unsecured revolving line of credit .................................               2.66%               3.09%               3.40%
  Junior subordinated debentures, net ..................................               6.42%               4.71%                 --

Weighted average cost of funds at June 30:
  FHLB of New York advances ............................................               5.70%               5.66%               5.66%
  Other borrowings:
    Overnight repricing lines of credit ................................               1.56%                 --                  --
     Reverse repurchase agreements callable or maturing
       within one year ................................................                1.21%               4.92%                 --
     Reverse repurchase agreements callable or maturing
       after one year ..................................................               3.23%                 --                4.92%
     Unsecured revolving line of credit .................................              2.63%               2.82%               3.34%
  Junior subordinated debentures, net ..................................               6.32%               4.71%                 --

Trust Preferred Securities. In 1997, PennFed formed a wholly-owned trust subsidiary, PennFed Capital Trust I (the "Trust I"). On October 21, 1997, Trust I sold $34.5 million of 8.90% cumulative trust preferred securities to the public which were reflected on the Consolidated Statements of Financial Condition as Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated Deferrable Interest Debentures. Trust I used the proceeds from the sale of its trust preferred securities to purchase 8.90% junior subordinated deferrable interest debentures issued by PennFed. On June 3, 2003, the Company redeemed the $34.5 million of 8.90% junior subordinated deferrable interest debentures, which resulted in the trustee redeeming the related trust preferred securities issued by Trust I.

Distributions payable on these trust preferred securities have historically been included as a component of non-interest expense on the Consolidated Statements of Income.

Subsidiary Activities

As a federally chartered savings association, Penn Federal is permitted by OTS regulations to invest up to 2% of its assets, or $38.0 million at June 30, 2004, in the stock of, or loans to, service corporation subsidiaries. Penn Federal currently has two service corporations, Penn Savings Insurance Agency, Inc. ("PSIA") and PennFed Title Service Corporation ("PTSC"). At June 30, 2004, the net book values of Penn Federal's investments in PSIA and PTSC were $259,000 and $24,000, respectively.

Historically, PSIA has offered insurance and uninsured non-deposit investment products to the Company's customers and members of the general public through a program known as Investment Services at Penn Federal. Under this program, the sale of securities, such as mutual funds and variable rate annuities, is a service of IFMG Securities, Inc. ("IFMGSI"), a non-affiliated registered broker dealer, member NASD and SIPC. Due to changes in federal and state securities laws and regulations, effective July 1, 2003, savings associations, such as the Bank, are required to contract directly with third party broker dealers when engaged in "Networking Arrangements" with these third party broker dealers. Previously, OTS regulation required savings associations to contract for these securities "Networking Arrangements" through service corporation subsidiaries, such as PSIA. In order to comply with the new requirements, the agreement between PSIA and IFMGSI was terminated and replaced by a similar agreement between the Bank and IFMGSI. PSIA continued its relationship with IFS Agencies, Inc. ("IFSA"), a non-affiliated licensed insurance agency, to offer fixed annuity and insurance products through the Investment Services at Penn Federal program. The Bank's relationship with IFMGSI and PSIA's relationship with IFSA gives customers convenient access to financial consulting, insurance and uninsured non-deposit investment products. In addition, securities brokerage services are available through IFMGSI. To a much lesser extent, PSIA also offers homeowners insurance to Bank customers.

PTSC was formed to participate in the ownership of a title insurance agency known as Eagle Rock Title Agency, LLC. PTSC is a joint venture partner, owning 49%, with a third party title agency owning the remainder. PTSC has no active role in the management of the company.

In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal association may engage in directly. As of June 30, 2004, the Bank's investment in its operating subsidiaries, Ferry Development Holding Company ("FDHC") and Eagle Rock Investment Corp. ("ERIC"), was $328.9 million and $154.2 million , respectively. FDHC and ERIC hold and manage investment portfolios for the Bank.

Competition

The Company faces strong competition, both in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from commercial banks, other savings associations, mortgage banking companies and credit unions making loans secured by real estate located in New Jersey. Competition in originating non-real estate loans comes mainly from commercial banks and other savings associations. Commercial banks, credit unions and finance companies provide vigorous competition in consumer lending. The Company competes for real estate and other loans principally on the basis of the quality of services it provides to borrowers, interest rates and loan fees it charges, and the types of products offered.

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

Federal Regulation of Savings Associations by the OTS

The OTS has extensive authority over the operations of savings associations. As part of this authority, Penn Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS. The last regular OTS examination of the Bank was as of June 2003.

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

The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained earnings, and certain noncumulative perpetual preferred stock. In addition, all intangible assets, other than certain amounts of mortgage servicing rights, and accumulated unrealized gains and losses on certain available for sale securities must be deducted from assets and capital for calculating compliance with the requirements. At June 30, 2004, Penn Federal had $1.4 million of intangible assets other than qualifying mortgage servicing rights.

At June 30, 2004, Penn Federal had tangible capital of $163.7 million, or 8.61% of adjusted total assets, which was approximately $135.2 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

The capital standards also require core capital equal to at least 3% of adjusted total assets and 4% of risk-weighted assets (as described below). As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a ratio of core capital to adjusted total assets of at least 4% to be considered adequately capitalized unless its supervisory condition is such as to allow it to maintain a 3% ratio. Core capital generally consists of tangible capital plus certain intangible assets up to 25% of adjusted total assets. At June 30, 2004, Penn Federal did not have any intangibles which were subject to these tests.

At June 30, 2004, Penn Federal had core capital of $163.7 million, or 8.61% of adjusted total assets, which was approximately $87.7 million above the 4% ratio required to be considered adequately capitalized.

The OTS risk-based capital requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of selected items, such as certain permanent and maturing capital instruments that do not qualify as core capital, allowances for loan and lease losses up to a maximum of 1.25% of risk-weighted assets and up to 45% of pretax unrealized gains, net of unrealized losses, on available for sale equity securities. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. At June 30, 2004, the Bank had no capital instruments that qualify as supplementary capital. The Bank had $6.2 million of allowances for loan and lease losses at June 30, 2004, all of which was included as supplementary capital since it was less than 1.25% of risk-weighted assets.

In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, are multiplied by a risk weight, ranging from 0% to 100% as assigned by OTS capital regulations based on the risk inherent in the type of assets.

On June 30, 2004, Penn Federal had total risk-based capital of $169.9 million (consisting of $163.7 million in core capital and $6.2 million in allowable supplementary capital) and risk-weighted assets of $1.0 billion (including $44.6 million in converted off-balance sheet items primarily represented by unused lines of credit) resulting in a risk-based capital ratio of 16.86% of risk-weighted assets. This amount was $89.3 million above the 8% requirement in effect on that date.

Penn Federal met all the requirements to be considered a "well capitalized" institution as of June 30, 2004. The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements.

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

Qualified Thrift Lender Test

All savings associations, including Penn Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every twelve months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19)(C) of the Internal Revenue Code of 1986, as amended (the "Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 2004, the Bank met the QTL test and has always met the test since its effective date.

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

Due to the heightened attention being given to the CRA in recent years, the Bank has devoted additional funds for investment and lending in its local communities. CRA compliance ratings given by the OTS include "outstanding," "satisfactory," "needs improvement" and "substantial noncompliance." The Bank was last examined for CRA compliance in February 2004 and was notified in July 2004 that it received a rating of "satisfactory."

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

As a member, Penn Federal is required to purchase and maintain stock in the FHLB of New York. At June 30, 2004, the Bank had $23.8 million in FHLB of New York stock, which was in compliance with this requirement. Over the past five fiscal years, the yields earned on its FHLB of New York stock have averaged 5.00% per annum.

During the first quarter of fiscal 2004, the FHLB of New York informed its over 300 members, including the Company, that the October dividend on FHLB of New York stock would not be paid. Therefore, there was no dividend income recorded for the December 2003 quarter on the Company's FHLB stock. For the March 2004 and June 2004 quarters, the dividend paid was 1.45% and 1.58%. For the year ended June 30, 2004, the Company recorded $502,000 in dividends from the FHLB of New York resulting in a 2.05% yield compared to a 5.03% yield for the year ended June 30, 2003. Although dividends on FHLB stock are declared quarterly, based upon information provided by the FHLB of New York, dividends for the next several quarters are only expected to increase slightly from current levels.

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

The Bank and its consolidated subsidiary have been audited by the Internal Revenue Service ("IRS") with respect to its consolidated federal income tax returns through December 31, 1991. There were no material adjustments made to taxable income as originally reported to the IRS. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of PennFed) would not result in a deficiency which would have a material adverse effect on the financial condition of the Company and its consolidated subsidiaries.

New Jersey Taxation. Prior to fiscal 2003, the Bank was taxed under the New Jersey Savings Institution Tax Act. The tax was an annual privilege tax imposed at a rate of 3% on the net income of the Bank as reported for federal income tax purposes, with certain modifications. On July 2, 2002, the State of New Jersey enacted a new tax law revising the state's corporate income tax law. For the Company, the new law was effective beginning July 1, 2002. Effective with the new tax structure, the New Jersey Savings Institution Tax was eliminated. Beginning in fiscal 2003, earnings for savings institutions are taxed at the 9% corporate tax rate. The new tax law changes increased the overall effective tax rate of the Company. In addition, for taxable years beginning after December 31, 2001, New Jersey imposes an alternative minimum assessment. The Bank is now required to pay the greater of the regular corporate tax or the alternative minimum assessment. The amount of alternative minimum assessment can be used in a future year as a credit to offset the income tax liability calculated under the regular corporate business tax. The alternative minimum assessment is based on either 0.4% of gross receipts or 0.8% of gross profits. PennFed and ERIC are taxed under the New Jersey Corporation Business Tax Act (the "Tax Act"), and if they meet certain tests, will be taxed as investment companies at an effective annual rate of 3.6% of New Jersey taxable income (as defined in the Tax Act). If they fail to meet these tests, they will be taxed at an annual rate of 9% of New Jersey taxable income. It is anticipated that PennFed and ERIC will be taxed as investment companies. Penn Savings Insurance Agency and PennFed Title Service Corporation are taxed under the Tax Act at a rate of 9% on their New Jersey taxable income.

Delaware Taxation. FDHC, a Delaware investment company, is exempt from Delaware corporate income tax, but is required to file an annual report with and pay annual fees to the State of Delaware. FDHC is also subject to an annual franchise tax imposed by the State of Delaware. As Delaware business trusts, treated as grantor trusts for income tax purposes, PennFed Capital Trust II and PennFed Capital Trust III are not required to pay income or franchise taxes to the State of Delaware.

Maryland Taxation. PennFed, a Maryland corporation, currently does not pay Maryland income taxes because it does not conduct any business in that state. Unlike the State of Delaware, the State of Maryland does not impose a franchise tax on corporations incorporated under its laws.

Executive Officers

The executive officers of PennFed are elected annually and hold office until their respective successors have been elected and qualified or until death, resignation or removal by the Board of Directors. The principal executive officers of PennFed are as follows: Joseph L. LaMonica, President and Chief Executive Officer; Jeffrey J. Carfora, Senior Executive Vice President and Chief Operating Officer; Patrick D. McTernan, Senior Executive Vice President, General Counsel and Secretary; and Claire M. Chadwick, Executive Vice President and Chief Financial Officer. Executive officers of PennFed do not receive any remuneration in their capacity as PennFed executive officers.

The following table sets forth certain information regarding the executive officers of the Bank who are not also directors.

Name                            Age       Positions Held with the Bank
----------------------------------------------------------------------------------------------------------
Jeffrey J. Carfora ........     46        Senior Executive Vice President and Chief Operating Officer

Claire M. Chadwick ........     44        Executive Vice President and Chief Financial Officer

Barbara A. Flannery .......     48        Executive Vice President and Retail Banking Group Executive

Maria F. Magurno ..........     52        Executive Vice President and Residential Lending Group Executive

Officers are elected annually by the Board of Directors of the Bank. The business experience of each executive officer who is not also a director is set forth below.

Jeffrey J. Carfora - Mr. Carfora is responsible for the daily operations of the Bank. Mr. Carfora also assists President LaMonica in the development of corporate policies and goals. Mr. Carfora joined Penn Federal in 1993 as Senior Vice President and Chief Financial Officer and was appointed Executive Vice President in 1999. He was named Senior Executive Vice President and Chief Operating Officer in 2001. Mr. Carfora is a Certified Public Accountant.

Claire M. Chadwick - Ms. Chadwick is responsible for the financial affairs of the Bank, which include financial and tax accounting and reporting, budgeting and investor relations. Ms. Chadwick joined Penn Federal in 1994 and served as the Bank's Senior Vice President and Controller since 1999. In 2002 she was named Executive Vice President and Chief Financial Officer. Ms. Chadwick is a Certified Public Accountant.

Barbara A. Flannery - Ms. Flannery is responsible for the retail branch network. Ms. Flannery has served Penn Federal in various capacities since joining the Bank in 1980, including the management of product development, marketing and various aspects of branch activities. She was named Executive Vice President in 1999.

Maria F. Magurno - Ms. Magurno joined the Bank in October 1997 as Vice President of Residential Lending. Ms. Magurno is responsible for the Bank's residential lending operations as well as overseeing the outsourced residential collections and servicing activities. She was named Senior Vice President in 1999 and Executive Vice President in 2001.

Employees

At June 30, 2004, the Company and its subsidiaries had a total of 284 employees, including 51 part-time employees. The Company's employees are not represented by any collective bargaining group.

Item 2. Properties

The Company conducts its business at its headquarters, operations center and the Bank's branch offices located in its primary market areas. The total net book value of the Company's premises and equipment (including land, building and leasehold improvements and furniture and equipment) at June 30, 2004 was $21.7 million.

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

In 1987, the New Jersey Department of Environmental Protection ("NJDEP") conducted an environment contamination investigation of the Orange Road branch site of First Federal Savings and Loan Association of Montclair ("First Federal"). Prior to the acquisition by First Federal, the location was used as a gasoline service station. On August 16, 1989, the NJDEP issued a "no further action" letter to First Federal with regard to this site. The Bank acquired First Federal effective September 11, 1989. Notwithstanding the earlier "no further action" letter, on June 25, 1997, the NJDEP issued a letter demanding that Penn Federal Savings Bank develop a remedial action work plan for the Orange Road branch site as a result of an investigation conducted on behalf of an adjacent property owner. The Bank disputed the NJDEP position that Penn Federal Savings Bank was a responsible party. On July 1, 1998, the NJDEP issued a letter determining that Penn Federal Savings Bank, Mobil Oil Corporation (now ExxonMobil) and the former gasoline service station owner were all responsible parties for the clean up at the subject site. In order to comply with the NJDEP directive, the Bank entered into a cost sharing arrangement with ExxonMobil whereby ExxonMobil agreed to develop and implement the remedial action work plan required by the NJDEP.

Although the Company had expected to address the environmental situation with natural remediation, based upon the results of recent testing conducted at the site, it now appears that some degree of active ground water remediation will more likely be required at the site. The ExxonMobil cost estimate for active ground water remediation is $595,000 and is to be shared 50% by ExxonMobil and 50% by the Bank under the cost sharing arrangement. At June 30, 2004, after recording a $298,000 environmental expense in fiscal 2004, a contingent environmental liability of $328,000 was included in accounts payable and other liabilities on the Company's Consolidated Statements of Financial Condition. Based upon the most current information available, management believes the total current liability of $328,000 represents the most likely liability at this time.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2004.

                                    PART II

Item 5. Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Company's common stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "PFSB." At September 3, 2004, there were approximately 500 stockholders of record for the Company's common stock (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms).

Market Information

The following table sets forth the high and low closing sales prices per common share for the periods indicated.

                                                      Fiscal  2004 Closing Price   Fiscal  2003 Closing Price
                                                      --------------------------   ---------------------------
                                                         High            Low           High             Low
                                                      --------------------------   ---------------------------
Quarter Ended:
September 30, 2003 and 2002 .....................       $30.50         $27.56         $27.87          $23.05
December 31, 2003 and 2002 ......................        34.18          29.50          27.64           25.00
March 31, 2004 and 2003 .........................        36.70          33.36          27.91           25.88
June 30, 2004 and 2003 ..........................        36.33          27.98          28.40           26.03

The closing price of a common share was $33.22 at June 30, 2004 compared to $27.75 at June 30, 2003.

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

The following table summarizes the Company's stock repurchase activity for each month during the three months ended June 30, 2004. All shares repurchased during the three months ended June 30, 2004 were repurchased in the open market.

                                                                                  Total Number         Maximum Number
                                             Total Number        Average       of Shares Purchased   of Shares that May
                                               of Shares       Price Paid      as Part of Publicly    Yet Be Purchased
                                              Repurchased       Per Share        Announced Plan        Under the Plan
Repurchases for the Month                     -----------       ---------        --------------        --------------
-------------------------
April 1 - April 30, 2004 .................         60,000          $34.75                60,000               251,500
May 1 - May 31, 2004 .....................         27,600           29.02                27,600               223,900
June 1 - June 30, 2004 ...................             --              --                    --               223,900
                                             -----------------------------------------------------
Total repurchases ........................         87,600          $32.95                87,600
                                             =====================================================

At June 30, 2004, the Company had one repurchase plan under which it had not yet completed all approved repurchases. This repurchase plan was publicly announced February 27, 2004 and authorized the Company to repurchase up to 5%, or 335,000, of its outstanding shares over the following 18 months.

Item 6. Selected Financial Data

The following selected consolidated financial data of the Company and its subsidiaries is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements, including notes thereto, included elsewhere in this document.

                                                                                  At June 30,
                                                      --------------------------------------------------------------------
                                                         2004           2003           2002         2001           2000
                                                      --------------------------------------------------------------------
                                                                     (In thousands, except per share amounts)
Selected Financial Condition Data:
Total assets ..................................       $1,902,286    $1,812,452     $1,892,427    $1,849,377     $1,729,219
Loans receivable, net .........................        1,287,473     1,228,918      1,441,260     1,295,492      1,259,248
Investment securities .........................          424,980       344,239        183,785       333,969        303,026
Mortgage-backed securities ....................          100,079        93,632        169,689       135,606         87,561
Deposits ......................................        1,188,100     1,094,666      1,174,507     1,085,335      1,080,350
Total borrowings ..............................          576,848       561,114        527,779       582,105        476,640
Trust preferred securities, net ...............               --        11,621         44,537        44,461         32,805
Stockholders' equity ..........................          118,399       116,835        118,761       112,530        113,981

Book value per common share(1) ................            17.44         17.41          16.73         15.50          14.37
Tangible book value per common share(1) .......            17.24         16.94          16.02         14.54          13.24

------------------------
(1)In accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans," the calculation of book value per share only includes ESOP shares to the extent that they are released or committed to be released during the fiscal year.

                                                                                        Year ended June 30,
                                                          --------------------------------------------------------------------------
                                                             2004              2003              2002          2001            2000
                                                          --------------------------------------------------------------------------
                                                                             (In thousands, except per share amounts)
Selected Operating Data:
Total interest and dividend income ................       $ 96,276          $106,371          $121,339       $120,358       $111,763
Total interest expense ............................         58,674            62,956            72,862         79,584         71,201
                                                          --------------------------------------------------------------------------
Net interest and dividend income ..................         37,602            43,415            48,477         40,774         40,562
Provision for loan losses .........................             --               525             1,625            625            860
                                                          --------------------------------------------------------------------------
Net interest income after provision for
  loan losses .....................................         37,602            42,890            46,852         40,149         39,702
                                                          --------------------------------------------------------------------------
Service charges ...................................          4,175             5,232             2,961          2,495          2,172
Net gain from real estate operations ..............             58                 3                87             65            114
Net gain on sales of loans ........................            759             1,863               194            666             36
Other non-interest income .........................          1,437               973               975            588            625
                                                          --------------------------------------------------------------------------
Total non-interest income .........................          6,429             8,071             4,217          3,814          2,947
                                                          --------------------------------------------------------------------------
Total non-interest expenses .......................         25,430(a)         29,120(b)         28,450         24,642         22,728
                                                          --------------------------------------------------------------------------
Income before income taxes ........................         18,601            21,841            22,619         19,321         19,921
Income tax expense ................................          6,543             8,107             8,036          6,808          7,051
                                                          --------------------------------------------------------------------------
Net income ........................................       $ 12,058          $ 13,734          $ 14,583       $ 12,513       $ 12,870
                                                          ==========================================================================
Net income per common share:
Basic .............................................       $   1.78          $   1.97          $   2.02       $   1.64       $   1.58
                                                          ==========================================================================
Diluted ...........................................       $   1.67          $   1.83          $   1.88       $   1.55       $   1.50
                                                          ==========================================================================

--------------------
(a)Includes $298 for recognition of a non-recurring expense associated with an environmental liability.

(b)Includes $1,514 for recognition of a non-recurring expense associated with the unamortized issuance costs related to the PennFed Capital Trust I securities that were redeemed.

                                                                                      At and for the year ended June 30,
                                                                         ----------------------------------------------------------
Selected Financial Ratios and Other Data:                                 2004         2003        2002         2001          2000
                                                                         ----------------------------------------------------------
Performance Ratios:
Return on average assets (ratio of net income to
  average total assets) ..........................................         0.67%       0.75%        0.79%        0.72%        0.79%
Return on average stockholders' equity (ratio of
  net income to average stockholders' equity) ....................        10.20       11.53        12.59        10.95        11.61
Net interest rate spread during the year .........................         2.02        2.19         2.37         2.06         2.22
Net interest margin (net interest and dividend
  income to average interest-earning assets) .....................         2.16        2.44         2.68         2.43         2.57
Ratio of average interest-earning assets to average
  deposits and borrowings ........................................       104.21      107.00       107.88       107.67       107.64
Ratio of earnings to fixed charges(1):
  Excluding interest on deposits .................................         1.58x       1.73x        1.74x        1.68x        1.81x
  Including interest on deposits .................................         1.32x       1.35x        1.31x        1.24x        1.28x
Ratio of non-interest expenses to average total assets ...........         1.41%       1.58%        1.53%        1.42%        1.39%
Efficiency ratio (non-interest expenses, excluding
  amortization of intangibles, to net interest and
  dividend income and non-interest income excluding
  gains on sales and real estate operations) .....................        54.64       54.93        50.58        51.59        47.53
Dividend payout ratio ............................................        22.47       20.30        11.39        10.37        10.13

Asset Quality Ratios:
Non-accruing loans to total loans at end of year .................         0.17        0.14         0.23         0.13         0.21
Allowance for loan losses to non-accruing loans
  at end of year .................................................       286.39      373.60       177.74       259.50       146.70
Allowance for loan losses to total loans at end of year ..........         0.48        0.51         0.40         0.33         0.32
Non-performing assets to total assets at end of year .............         0.11        0.09         0.17         0.12         0.18
Ratio of net charge-offs during the year to average
  loans outstanding during the year ..............................         0.00        0.00         0.00         0.03         0.01

Capital Ratios:

Stockholders' equity to total assets at end of year ..............         6.22        6.45         6.28         6.08         6.59
Average stockholders' equity to average total assets .............         6.56        6.47         6.25         6.58         6.78

Tangible capital to tangible assets at end of year(2) ............         8.61        8.73         8.37         7.87         7.76
Core capital to adjusted tangible assets at end of year(2) .......         8.61        8.73         8.37         7.87         7.76
Risk-based capital to risk-weighted assets at end of year(2) .....        16.86       17.21        15.93        15.69        15.50

Other Data:
Number of branch offices at end of year ..........................           24          21           21           21           20
Number of deposit accounts at end of year ........................       69,800      74,800       84,200       88,500       88,300
Cash dividends declared per common share .........................        $0.40       $0.40        $0.23        $0.17        $0.16

-----------------------------
(1)The ratio of earnings to fixed charges excluding interest on deposits is calculated by dividing income before taxes and extraordinary items before interest on borrowings by interest on borrowings on a pretax basis. The ratio of earnings to fixed charges including interest on deposits is calculated by dividing income before income taxes and extraordinary items before interest on deposits and borrowings by interest on deposits plus interest on borrowings on a pretax basis.

(2)Represents regulatory capital ratios for the Bank.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While the Company bases estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates. Management believes the following policies are both important to the reported financial condition and results of operations and require subjective judgements and are, therefore, considered critical accounting policies.

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

Accounting for Income Taxes - In the accounting for income taxes, the Company records amounts that represent taxes payable for the current year as well as deferred tax assets and liabilities arising from transactions that have differing effects for financial statements and tax returns. Judgement is required in assessing the future tax effects of transactions that have been recognized in the Company's consolidated financial statements or tax returns. Fluctuations in the actual tax effects in future years could have an impact on the Company's consolidated financial condition or results of operations.

Overview

You should read the following discussion together with our Consolidated Financial Statements and the related Notes to Consolidated Financial Statements, which are included elsewhere in this Form 10-K. This discussion contains forward-looking statements and you should read the section titled
"Forward-Looking Statements" in Item 1. Business.

PennFed has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Company has 24 full service branch offices in New Jersey. The Company attracts deposits from the general public and uses these deposits, together with borrowings and other funds, to originate and purchase one- to four-family residential mortgage loans, and, to a lesser extent, to originate commercial and multi-family real estate and consumer loans. The Company also invests in mortgage-backed securities secured by one- to four-family residential mortgages and U.S. government agency obligations. Through a relationship with an unaffiliated third party, the Company offers insurance and uninsured non-deposit investment products to the Company's customers and members of the general public. A wholly-owned subsidiary of the Company participates in the ownership of a title insurance agency.

PennFed's loan portfolio growth is dependent primarily on its ability to provide the products and services that meet the needs of the customers in its market area. The Company offers fixed rate, adjustable rate and balloon mortgage loans for residential and commercial purposes, as well as home equity, consumer loans and non-mortgage business loans, with a variety of terms. Residential first mortgage loans are the largest part of the portfolio, representing approximately 77% at June 30, 2004. The level of interest rates also has a significant impact on the ability of the Company to originate loans. During the past fiscal year, the Company's net loans receivable and loans held for sale increased $58.6 million. This increase was primarily attributable to strong loan origination levels and a temporary reduction in the Company's loan sale strategy during the second half of fiscal 2004. This increase was attained despite the lower level of interest rates during much of the fiscal year, which resulted in a significant amount of loan prepayments and refinances. Also contributing to the increase were purchases of $53.0 million of one-to four-family first mortgage loans in fiscal 2004. The Company also sold $90.4 million of loans during the fiscal year as a means to manage interest rate risk.

The retention and the recruitment of profitable deposit customers are vital to PennFed's ability to generate liquid funds and to support the growth of non-interest income. Although there has been over a 6% reduction in the number of deposit accounts since June 30, 2003, average deposit balances per account, excluding wholesale certificates of deposit, have increased nearly 12%. The Company offers a number of different deposit products and uses this product mix along with a strong focus on customer service to attract customers and to build depositor relationships. The level of interest rates also has a significant influence on the level of the Company's deposits. During the past fiscal year, deposits increased $93.4 million despite the decrease in interest rates, primarily due to a $60.3 million increase in core deposits (checking, money market and savings accounts) and the addition of $46.1 million of brokered certificates of deposit. The increase in core deposits was accomplished through a combination of desirable product features, focused marketing campaigns and competitive interest rates.

PennFed's future loan and deposit growth is to a large extent directly tied in to the level of interest rates. If interest rates decrease, as they did during much of this past fiscal year, loan prepayments and refinances may outpace the Company's ability to originate and purchase replacement loans. The Company's focus would center on maintaining growth in the loan pipeline. However, the Company may also revert to selling new residential loan product in order to manage the risk associated with keeping lower yielding loans on the balance sheet. If interest rates increase, as they have been during the latter part of the fiscal year, growth in the loan pipeline will depend on the Company's ability to agressively seek out customers in spite of the higher cost of residential and commercial borrowing. With rising interest rates, loan origination volumes would likely be lower than recent years and a reduction in prepayments of loans currently in portfolio would be expected. As mentioned above, the Company has been successful in growing deposits during times of lower interest rates, while increasing interest rates allow the Company an additional tool for attracting depositors, some of whom may have removed their deposits when rates were lower. The Company remains confident that by offering competitively priced products and by striving for superior customer service, it will be able to maintain profitable levels of loans and deposits during the coming fiscal year.

Cash and cash equivalent balances were at higher levels during portions of the fiscal year, compared to the prior year, due to the funds received from loan repayments and due to the lower yields available on alternative investment options. Despite these lower yields, PennFed added to its mortgage-backed and investment securities portfolios during the year in order to replace those securities that prepaid early and to gain interest income above that provided by short-term investments.

The Company's results of operations are dependent primarily on net interest income, which is the difference between the income earned on its loan, mortgage-backed securities and investment portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. General economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities, also significantly affect the Company's results of operations. Future changes in applicable laws, regulations or government policies may also have a material impact on the Company.

The lower level of interest rates experienced during most of the fiscal year negatively impacted PennFed's interest income while reducing its interest expense, when compared to the prior fiscal year. The Company's interest income is primarily driven by interest on residential first mortgage loans, which decreased $14.1 million during the fiscal year. The origination of loans with lower yields, the sale of a portion of these lower yielding loans and, in particular, the significant amount of prepayments and refinances of higher yielding loans contributed to the decrease in residential first mortgage interest income. Overall, net interest income decreased $5.8 million and the net interest margin decreased from 2.44% to 2.16% during the fiscal year. Lower cost of funds on deposits due to the interest rate environment and a net decrease in the average balance of deposits due to the runoff of higher costing certificates of deposit was primarily responsible for a decrease of $6.2 million in interest expense on deposits. There has been a compression of the net interest margin throughout the fiscal year because there has been little room to further reduce the rates paid on deposits and borrowings, yet a large volume of prepayments of loans and securities, coupled with the lower interest rates, has caused the reinvestment of liquid funds into lower yielding assets.

As interest rates have stabilized and begun to rise slightly during the latter portion of this fiscal year, non-interest income has decreased compared to the level seen in the prior year. Loan service fees related to modifications and prepayments were not at the levels seen earlier in the fiscal year or during the prior year, when interest rates caused many customers to refinance their loans or reduce the interest rate of their loans. As rates began to rise during the year, new loan production reflected the increased interest rates and the Company discontinued its loan sale strategy. The decision to retain all newly originated loans for portfolio was viewed as the best alternative for utilizing excess funds from prepayments. By retaining loans for portfolio, the Company experienced a lower net gain on loan sales for the fiscal year when compared to the prior year. Offsetting the interest rate effects on non-interest income, an investment in Bank Owned Life Insurance ("BOLI"), which did not exist in the prior fiscal year, has allowed other non-interest income to increase above the level seen in the previous year.

Non-interest expenses were greater this fiscal year compared to the prior year, when the cost of the prior year's trust preferred securities (now included in interest expense) is excluded. Non-interest expenses were negatively impacted by an increase in the Company's stock price during the fiscal year. The compensation expense related to the Employee Stock Ownership Plan ("ESOP") increased significantly during the year in order to reflect the value of PennFed stock. The ESOP expense ceased at the end of this fiscal year, as all shares became fully allocated. Thus, going forward, the Company will see a reduction in compensation expense relative to this year, as the benefits replacing the ESOP will cost the Company significantly less. Non-interest expense for the current fiscal year also includes a non-recurring charge associated with an environmental liability. See "Item 3. Legal Proceedings."

PennFed's future earnings are inherently tied to the level of interest rates that the Company will operate under. If interest rates increase, as they have begun to during the latter part of this fiscal year, the Company's interest expense on deposits will increase before the effect will be seen in the Company's interest income on loans. The effect on interest expense is due to the short-term repricing characteristics of the Company's deposits. As for interest income, loan commitments will be locked in at rates established before they actually close at a later date. As interest rates rise, this will result in a lag in the higher rates translating into an increase in interest income. By emphasizing adjustable rate loan products while also focusing on longer term certificates of deposit and borrowings, which would help lock in a lower cost of funds, PennFed can position itself to mitigate the effects of rising interest rates. See the section titled "Management Strategy" for a discussion of those areas management has emphasized as important to future growth and improved earnings.

Management Strategy

Management's primary goal is to enhance stockholder value, while providing our customers with appropriate quality products and services through a continued focus on improved earnings while managing risks, including liquidity and interest rate risk. The Company's current strategies focus on: (i) emphasizing lending secured by one- to four-family residential first mortgages, (ii) increasing the commercial and multi-family and consumer loan portfolios, (iii) maintaining asset quality, (iv) increasing core deposit balances, (v) managing the Company's exposure to interest rate risk, (vi) improving non-interest income and (vii) controlling non-interest expenses.

Emphasizing Lending Secured by One- to Four-Family Residential First Mortgages. As a traditional thrift serving our market area, the Company will continue to emphasize production of traditional one- to four-family first mortgage loans secured by properties located primarily in New Jersey. One-to four-family loans are generally considered to have a lower inherent risk, coupled with a lower yield. The Company produced $462.8 million, $529.5 million and $529.3 million in one- to four-family mortgage loans in fiscal 2004, 2003 and 2002, respectively. Of these amounts, $409.8 million, $528.9 million and $497.5 million, respectively, represent loan originations, with the balance representing loan purchases. As a result of historically low interest rates, refinance activity had been particularly strong throughout fiscal 2004. The recent rise in interest rates, coupled with a projected additional increase in rates, is expected to significantly reduce refinance activity as well as cause a slight shift in borrowers' preference from fixed to adjustable rate products. While origination levels may decline, in response to rising rates, the Company would also expect a significant decline in prepayments on the existing portfolio. The Company's interest income has been derived primarily from one- to four-family mortgage loans, which totaled $996.7 million, or 77.5%, of the Company's gross loan portfolio at June 30, 2004. Interest income on one- to four-family loans of $49.8 million represented 73.1% of total interest on loans.

Increasing the Commercial and Multi-Family and Consumer Loan Portfolios. The Company will continue its emphasis on increasing the commercial and multi-family and consumer loan porfolios. These loans generally reprice more frequently, have shorter maturities, and/or have higher yields than one- to four-family first mortgage loans. The Company originated $118.2 million, $138.8 million and $150.5 million of commercial and multi-family and consumer loans in fiscal 2004, 2003 and 2002, respectively. As of June 30, 2004, 2003 and 2002, commercial and multi-family and consumer loans represented 22.5%, 23.0% and 18.5%, respectively, of the total gross loan portfolio. Interest income on commercial and multi-family and consumer loans of $18.4 million represented 26.9% of total interest on loans for the year ended June 30, 2004. While commercial and consumer loans generally represent higher yielding assets, the Company will continue to balance the increased income with the risk inherent in these type of loans as compared to a first lien on a one- to four-family home.

Maintaining Asset Quality. The majority of the Company's loan portfolio consists of one- to four-family mortgages, which are considered to have less risk than commercial and multi-family real estate or consumer loans. In recognition of the Company's strong underwriting standards and aggressive collection efforts on all loan portfolios, the Company's historical loss experience and net chargeoffs continue to be low.

The Company's non-performing assets consist of non-accruing loans and real estate owned. Non-performing assets as a percentage of total assets were 0.11% at June 30, 2004.

Increasing Core Deposit Balances. The Company's primary source of funds is deposits. The Company will continue to emphasize growth in core deposits consisting of checking, money market and savings accounts. These deposits provide a stable, low cost source of funds as well as provide service charge income. The Company utilizes various techniques to generate these types of deposits including special promotional rates and offerings. For example, during fiscal 2004, the Company introduced a free checking account for customers. The Company recognizes the importance of building relationship customers. Therefore, certain higher rates have been offered on certificates of deposit for customers who also maintain checking accounts. This fiscal year, advertising was increased and expanded to include radio, billboard and bus shelter media in addition to traditional newspaper promotion.

Expanding the retail branch network will also aid in growing core deposits. During the current fiscal year, the Bank expanded its retail franchise by opening three new branches. In September 2003, the Company opened its 22nd branch, located in the Ironbound section of Newark. In February 2004, the Bank's 23rd branch was opened in Union, New Jersey. Finally, in June 2004, the Bank's newest branch was opened - a full-service branch located in West Caldwell. Core deposits increased $60.3 million, or 11.4%, in fiscal 2004.

Managing the Company's Exposure to Interest Rate Risk. The Company has an asset/liability committee that meets no less than monthly to develop, implement and review strategies and policies to manage interest rate risk. As part of its interest rate risk strategy, the Company has emphasized core deposit growth, utilized intermediate/longer-term borrowings and has, at select times, emphasized growth in longer term certificates of deposit. Furthermore, the Company has endeavored to manage its interest rate risk through the pricing and diversification of its loan products, including focus on the production of loans with adjustable rate features and/or loans with shorter terms to maturity.

In an effort to manage sensitivity to changes in interest rates, the Company continually evaluates the sale of longer-term, fixed rate, one- to four-family residential loan production. During the year ended June 30, 2004, approximately $87.4 million of primarily conforming, fixed rate one- to four-family residential mortgage loans were sold into the secondary market and to other institutions as part of the Company's efforts to manage interest rate risk. From time to time sales have been temporarily suspended under certain circumstances. For example, during the second half of fiscal 2004, loan sales were reduced until the excess cash from loan prepayments was utilized. The level of loan sale activity continues to be actively evaluated with primary consideration given to interest rate risk, long-term profitability and liquidity objectives. See "Interest Rate Sensitivity" and "Asset/Liability Strategy."

Improving Non-Interest Income. The Company has sought and will continue to seek additional ways of improving non-interest income. Total service charges and other non-interest income, excluding the net gain on sales of loans and real estate operations, reflected a $593,000, or 9.6%, decrease for fiscal 2004 compared to fiscal 2003, primarily due to decreases in loan prepayment and modification fees partially offset by income from the Company's investment in BOLI. As mentioned above, increasing core deposits should result in an increase in service charge income. As prepayments and refinance activity is expected to drop during the next fiscal year, related income would also decline.

Controlling Non-Interest Expenses. Non-interest expenses are carefully monitored, which includes ongoing reviews of staffing levels, facilities and operations. Due to the full allocation of shares under the Company's ESOP at June 30, 2004, future non-interest expense is expected to decrease. During fiscal 2004, ESOP expense was $4.0 million. Modifications to the Bank's existing benefit plans after June 30, 2004 are expected to cost less than 25% of the fiscal 2004 expense level of the ESOP.

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

Investment securities available for sale are assumed to reprice within one year due to the characteristics associated with the underlying assets of the mutual fund. Callable government agency securities are assumed to be called within one year if their stated interest rates are at or above current market rates. If the stated interest rate is below current market rates, these callable securities are assumed to be called at an estimated average life of approximately 5 1/2 years.

Residential fixed and adjustable rate loans are assumed to prepay at an annualized rate between 10% and 18%. Commercial and multi-family real estate loans are assumed to prepay at an annualized rate between 8% and 40% while consumer loans are assumed to prepay at a 32% rate. Fixed and adjustable rate mortgage-backed securities have annual payment assumptions ranging from 15% to 35%. Demand loans and loans which have no repayment schedule or stated final maturity, are assumed to be due within six months. Loan and mortgage-backed securities balances are net of non-performing loans and are not adjusted for unearned discounts, premiums, and deferred loan fees.

The Company assumes that variable rate savings account balances decay gradually over time. Based on historical information, 12% of these balances roll-off within one year; 10% roll-off in the second year; 8% roll-off in the third year; and 5% roll-off each year thereafter. During fiscal 2001 and 2002, the Bank promoted "5% Savings for Life" accounts, which totaled $110.8 million at June 30, 2004. These deposits are assumed to have an average life of approximately 10 years. In addition, a "5% Through June 2004 Savings" account was also promoted during fiscal 2002. At June 30, 2004, the balance in these accounts totaled $74.8 million. These deposits were repriced to 3% on July 1, 2004 and are assumed to roll off 25% within the next 12 months and 35% over the following three years. The remainder is assumed to have an average life of 10 years. At June 30, 2004, $294.0 million, or 70.2%, of savings accounts are assumed to roll-off after five years. Transaction accounts, excluding money market accounts, are assumed to roll-off after five years. Money market accounts are assumed to be variable accounts and are reported as repricing within six months. No roll-off rate is applied to certificates of deposit. Fixed maturity deposits reprice at maturity.

                                                                   Maturing or Repricing
                                                --------------------------------------------------------
                                                                    Year ending June 30,
                                                --------------------------------------------------------
                                                   2005           2006           2007           2008
                                                --------------------------------------------------------
                                                                   (Dollars in thousands)
Fixed rate mortgage loans including
  one- to four-family and commercial
  and multi-family .........................    $ 150,568      $ 106,514      $  98,552      $  90,729
  Average interest rate ....................         5.86%          5.60%          5.59%          5.59%

Adjustable rate mortgage loans including
  one- to four-family and commercial
  and multi-family .........................    $  83,792      $  38,766      $  42,218      $  34,402
  Average interest rate ....................         5.48%          6.54%          6.53%          6.37%

Consumer loans including
  demand loans .............................    $  75,041      $  17,985      $  12,498      $   8,783
  Average interest rate ....................         5.23%          6.00%          6.00%          6.00%

Investment securities and other ............    $  28,494      $      --      $   5,000      $  37,860
  Average interest rate ....................         2.20%            --%          7.75%          5.13%

Mortgage-backed securities excluding
  unamortized premium .....................     $  24,722      $  15,850      $  13,495      $  11,440
  Average interest rate ....................         5.23%          5.34%          5.41%          5.24%

   Total interest-earning assets ...........    $ 362,617      $ 179,115      $ 171,763      $ 183,214
                                                ========================================================

Savings deposits ...........................    $  46,661      $  35,470      $  22,248      $  12,231
  Average interest rate ....................         1.53%          1.58%          1.37%          1.30%

Money market and demand deposits
  (transaction accounts) ...................    $  18,501      $      --      $      --      $      --
  Average interest rate ....................         0.90%            --%            --%            --%

Certificates of deposit ....................    $ 351,647      $ 140,589      $  58,650      $  37,263
  Average interest rate ....................         2.73%          2.80%          3.54%          4.02%

FHLB of New York advances ..................    $  60,000      $  30,000      $  20,465      $  55,000
  Average interest rate ....................         5.31%          4.21%          6.04%          5.49%

Other borrowings ...........................    $  34,360      $  15,000      $   9,986      $      --
  Average interest rate ....................         1.76%          2.88%          3.75%            --%

Junior subordinated deferrable interest
  debentures ...............................    $      --      $      --      $      --      $      --
  Average interest rate ....................           --%            --%            --%            --%

  Total deposits and borrowings ............    $ 511,169      $ 221,059      $ 111,349      $ 104,494
                                                ========================================================

Interest earning assets less deposits and
  borrowings (interest-rate sensitivity gap)    $(148,552)     $ (41,944)     $  60,414      $  78,720
                                                ========================================================
Cumulative interest-rate sensitivity gap ...    $(148,552)     $(190,496)     $(130,082)     $ (51,362)
                                                ========================================================
Cumulative interest-rate sensitivity
  gap as a percentage of total assets
  at June 30, 2004 .........................        (7.81)%       (10.01)%        (6.84)%        (2.70)%
                                                ========================================================
Cumulative interest-rate sensitivity gap
  as a percentage of total interest-
  earning assets at June 30, 2004 ..........        (8.10)%       (10.39)%        (7.10)%        (2.80)%
                                                ========================================================
Cumulative interest-earning assets as a
  percentage of cumulative deposits and
  borrowings at June 30, 2004 ..............        70.94%         73.98%         84.58%         94.58%
                                                ========================================================
                                                                    Maturing or Repricing
                                                ----------------------------------------------------------
                                                                     Year ending June 30,
                                                ----------------------------------------------------------
                                                   2009          Thereafter         Total       Fair Value
                                                ----------------------------------------------------------
                                                                    (Dollars in thousands)
Fixed rate mortgage loans including
  one- to four-family and commercial
  and multi-family .........................    $    83,979     $   389,436      $  919,778     $  913,712
  Average interest rate ....................           5.60%           5.68%           5.67%

Adjustable rate mortgage loans including
  one- to four-family and commercial
  and multi-family .........................    $    23,516     $    24,273      $  246,967     $  249,195
  Average interest rate ....................           5.95%           6.69%           6.12%

Consumer loans including
  demand loans .............................    $     3,357     $        --      $  117,664     $  117,670
  Average interest rate ....................           6.00%             --%           5.51%

Investment securities and other ............    $    20,000     $   357,399      $  448,753     $  441,708
  Average interest rate ....................           5.20%           5.65%           5.39%

Mortgage-backed securities excluding
  unamortized premium ......................    $     9,780     $    24,573      $   99,860     $  100,644
  Average interest rate ....................           5.34%           5.47%           5.34%

   Total interest-earning assets ...........    $   140,632     $   795,681      $1,833,022     $1,822,929
                                                ==========================================================

Savings deposits ...........................    $     8,066     $   294,002      $  418,678     $  418,678
  Average interest rate ....................           0.55%           2.48%           2.17%

Money market and demand deposits
  (transaction accounts) ...................    $        --     $   151,108      $  169,609     $  169,609
  Average interest rate ....................             --%           0.08%           0.17%

Certificates of deposit ....................    $    10,462     $        --      $  598,611     $  601,452
  Average interest rate ....................           4.21%             --%           2.93%

FHLB of New York advances ..................    $        --     $   310,000      $  475,465     $  509,568
  Average interest rate ....................             --%           5.93%           5.70%

Other borrowings ...........................    $        --     $        --      $   59,346     $   59,283
  Average interest rate ....................             --%             --%           2.38%

Junior subordinated deferrable interest
  debentures ...............................    $        --     $    43,300      $   43,300     $   44,661
  Average interest rate ....................             --%           6.32%           6.32%

  Total deposits and borrowings ............    $    18,528     $   798,410      $1,765,009     $1,803,251
                                                ==========================================================

Interest earning assets less deposits and
  borrowings (interest-rate sensitivity gap)    $   122,104     $    (2,729)     $   68,013
                                                ===========================================
Cumulative interest-rate sensitivity gap ...    $    70,742     $    68,013
                                                ===========================
Cumulative interest-rate sensitivity
  gap as a percentage of total assets
  at June 30, 2004 .........................           3.72%           3.58%
                                                ===========================
Cumulative interest-rate sensitivity gap
  as a percentage of total interest-
  earning assets at June 30, 2004 ..........           3.86%           3.71%
                                                ===========================
Cumulative interest-earning assets as a
  percentage of cumulative deposits and
  borrowings at June 30, 2004 ..............         107.32%         103.85%
                                                ===========================

At June 30, 2004, the Company's total deposits and borrowings maturing or repricing within one year exceeded its total interest-earning assets maturing or repricing within one year by $148.6 million, representing a one year negative gap of 7.81% of total assets, compared to a one year positive gap of $193.7 million, or 10.69%, of total assets at June 30, 2003. See "Asset/Liability Strategy." The Company's gap has shifted to its more traditional negative position with the recent rise in market rates. Higher mortgage rates have resulted in the maturity extension of residential loans as prepayment estimates have declined and a larger portion of projected cashflows have extended beyond one year. In addition, higher market rates have lengthened the projected maturity of certain investment securities with callable features beyond three years.

Furthermore, the short-term estimated cash flows of the Company's interest-bearing liabilities increased due to an increase in medium-term borrowings maturing within one year and the repricing of higher yielding savings accounts in July 2004. Partially offsetting the effect from these items was an increase in core deposits.

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

As of June 30, 2004, due to historically low interest rate levels, the effect of a 2% decrease in interest rates could not be simulated. As of June 30, 2004, the Bank's internally generated initial NPV ratio was 9.59%. Following a 2% increase in interest rates, the Bank's Post-Shock NPV ratio was 7.87%. The change in the NPV ratio, or the Bank's Sensitivity Measure, was negative 1.72%. As of June 30, 2004, the Company's internally generated initial NPV ratio was 9.21%, the Post-Shock ratio was 7.30%, and the Sensitivity Measure was negative 1.91%. As of June 30, 2003, the Bank's Post-Shock NPV ratio and Sensitivity Measure were 4.56% and a positive 1.70%, respectively, and the Company's Post-Shock NPV ratio and Sensitivity Measure were 4.26% and a positive 1.76%, respectively. While the Post-Shock ratios have improved from the prior year, at June 30, 2004 the Company had more interest rate sensitivity. The greater sensitivity is attributable to an extension of the life of assets and a shortening of the life of liabilities. The duration of assets has increased principally due to reduced prepayment estimates. Conversely, the duration of liabilities has shortened principally due to a rise in short-term fundings, both wholesale and retail. Variances between the Bank's and the Company's NPV ratios are attributable to balance sheet items which are adjusted during consolidation, such as investments, intercompany borrowings and capital.

Internally generated NPV measurements are based on simulations which utilize institution specific assumptions, including discount and decay rates, and generally result in lower levels of presumed interest rate risk than OTS measurements indicate.

The OTS measures the Bank's IRR on a quarterly basis using data from the quarterly Thrift Financial Reports filed by the Bank with the OTS, coupled with non-institution specific assumptions which are based on national averages. As of March 31, 2004 (the latest date for which information is available), the Bank's initial NPV ratio, as measured by the OTS, was 8.71%, the Bank's Post-Shock ratio was 3.98% and the Sensitivity Measure was negative 4.73%.

In addition to monitoring NPV and gap, management also monitors the duration of assets and liabilities and the effects on net interest income resulting from parallel and non-parallel increases or decreases in rates.

At June 30, 2004, based on its internally generated simulation models, the Company's consolidated net interest income projected for one year forward would decrease 4.5% from the base case, or current market, as a result of an immediate and sustained 2% increase in interest rates. Although interest rates are not expected to rise 2% immediately, interest rate projections over the next year assume a rise in interest rates and a tightening of the rate spread between the 3-month U.S. treasury bill and the 10-year U.S. treasury bond. If short term rates rise more quickly than long term rates, interest rate risk measures would improve but earnings would be negatively affected.

Asset/Liability Strategy

The primary elements of the Company's asset/liability strategy include the following:

1. The Company has focused on shortening the average life and duration of its portfolio of one- to four-family mortgage loans by promoting one year adjustable rate products, with initial fixed rate terms of 3, 5 and 7 years, 15, 20 and 30 year bi-weekly mortgages and fixed rate products with terms of 10, 15 and 20 years, which have shorter durations than 30 year fixed rate mortgage loans.

2. The Company has emphasized the origination of variable rate home equity lines of credit and fixed rate second mortgage loans as well as variable and fixed rate commercial and multi-family real estate loans having maturities or terms to repricing significantly shorter than one- to four-family residential mortgage loans.

3. The Company has periodically sold a portion of its one- to four-family mortgage loan portfolio in an effort to shorten its average life and duration, as well as to mitigate prepayment risk and reduce borrowings. The level of such activity continues to be evaluated with primary consideration given to interest rate risk, long-term profitability and liquidity objectives.

4. The Company has emphasized the lengthening of maturities of its liabilities through its pricing of longer-term certificates of deposit and by utilizing intermediate- and longer-term borrowings, subject to market conditions.

5. The Company has focused on the retention and the recruitment of profitable deposit customers in an effort to improve funding stability and earnings.

6. The Company has also emphasized growth in core deposit accounts as these funds are relatively stable, have a longer duration and assist in strengthening customer relationships.

During fiscal 2004, each of the strategies noted above was employed to manage the Company's sensitivity to changes in interest rates. Historically low market rates remained throughout the first half of fiscal 2004, resulting in strong prepayments on residential one-to four family mortgage loans and mortgage-backed securities, the early redemption of U.S. government agency securities with callable features, and increased levels of short-term Federal Funds investments. Furthermore, loan sale activities, designed to reduce portfolio balances of low coupon, longer-term residential loans, added to excess liquidity levels and reduced the duration of the Company's assets. In December 2003, however, loan sale activities were temporarily suspended to manage short-term investments and prevent further shrinkage in the portfolio of one- to four family residential loans. To further reduce the higher cash position, premier pricing of retail certificates of deposit was avoided and, instead, significant focus was placed on generating new and building existing core deposit and business relationships
- particularly in conjunction with the opening of the Company's three newest branches. The low market rate environment also extended a portion of the Company's one-time convertible FHLB of New York advance portfolio to its final maturity. Together, core deposit growth and the extension of wholesale funding maturities resulted in an increase in the duration of the Company's liabilities. During this period, the Company's internally generated NPV measurements reflected modest sensitivity to rising market rates.

In the second half of fiscal 2004, concerns of higher short-term market rates, associated with a perceived shift in Federal monetary policy began to emerge. In the fourth quarter of fiscal 2004, longer-term market rates rose sharply in response to strong economic data and the expectation of a measured increase in the Federal Funds rate. Asset duration increased as mortgage prepayment expectations fell and U.S. government agency securities with callable features extended to maturity. Furthermore, the perceived threat of higher rates resulted in a significant increase in one- to four family mortgage application activity, as borrowers desired to lock in lower market rates. In addition, a portion of the Company's FHLB advances and reverse repurchase agreements, purchased several years ago, matured and was replaced by deposits and other borrowings at a significantly reduced cost of funds. By fiscal year end, the Company's short-term investment portfolio was eliminated. The longer asset duration combined with increased funding needs, met partially through short-term borrowings, has led to higher internally generated NPV ratios and an increase in price sensitivity to rising market rates.

As a result of the above activity, one- to four-family mortgage loan balances increased $50.1 million between June 30, 2003 and June 30, 2004. Due to the historically low interest rate levels, adjustable rate balances fell $20.2 million while fixed rate balances increased $70.3 million. Nevertheless, approximately 50% of the fiscal 2004 fixed rate loan originations were for terms less than 30 years or for bi-weekly products. Consumer loan balances increased $1.0 million. Prime based home equity lines of credit increased $2.0 million while other consumer products, principally fixed rate second mortgages generally with shorter durations than one- to four-family residential mortgages, decreased $1.0 million. The commercial and multi-family real estate loan portfolio grew $6.3 million during the current fiscal year with adjustable rate products declining $7.5 million and fixed rate loans rising $13.8 million.

At June 30, 2004, medium and long-term certificate of deposit balances with remaining maturities greater than one year totaled $247.0 million, including $46.1 million of wholesale certificates of deposit, compared to $191.6 million at June 30, 2003. There were no wholesale certificates of deposit at June 30, 2003. Certificate of deposit balances, excluding brokered deposits, declined $12.8 million as premium pricing was avoided, but was offset by a $60.3 million increase in core deposit balances. Checking and money market account balances fell $3.3 million, while savings balances increased $63.6 million. Wholesale borrowings with remaining maturities greater than one year totaled $440.5 million at June 30, 2004, reflecting a decline of $35.0 million during the current fiscal year. However, $50.0 million of convertible advances from the FHLB of New York with one-time call features were not called and subsequently extended four to seven years to their final maturity. Short-term retail certificate of deposit balances with remaining maturities of one year or less declined $22.1 million while short-term wholesale funding balances increased $38.7 million between June 30, 2003 and 2004 as a portion of such borrowings shifted to within one year of maturity. In fiscal 2004, $101.2 million of new, short-term wholesale borrowings were added, including net increases of $7.0 million and $2.6 million drawn on an overnight repricing line of credit and an unsecured revolving line of credit, respectively.

The Company emphasizes and promotes its savings, money market and demand deposit accounts, and certificates of deposit with varying maturities through five years, principally within its primary market areas. The balances of savings, money market and demand deposit accounts, which represented approximately 49.5% of total deposits at June 30, 2004, tend to be less susceptible to rapid changes in interest rates than certificate of deposit balances.

Management will continue to monitor and employ such strategies, as necessary, in conjunction with its overall strategic objectives.

Analysis of Net Interest Income. The following table sets forth certain information relating to the Company's Consolidated Statements of Financial Condition and the Consolidated Statements of Income for the years ended June 30, 2004, 2003 and 2002 and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived from average daily balances. The average balance of loans receivable includes non-accruing loans. The yields and costs include fees which are considered adjustments to yields.

                                                                Year ended June 30,
                                        --------------------------------------------------------------------
                                                        2004                               2003
                                        --------------------------------------------------------------------
                                          Average     Interest               Average     Interest
                                        Outstanding    Earned/    Yield/   Outstanding    Earned/     Yield/
                                          Balance       Paid      Rate       Balance       Paid        Rate
                                        --------------------------------------------------------------------
                                                               (Dollars in thousands)
Interest-earning assets:
  One- to four-family mortgage
    loans ..........................    $  915,316    $49,831     5.44%    $1,087,196    $ 63,940      5.88%
  Commercial and multi-family real
    estate loans ...................       162,855     12,029     7.39        157,365      12,373      7.86
  Consumer loans ...................       115,793      6,353     5.49        115,295       7,096      6.15
                                        ----------    -------              ----------    --------

    Total loans receivable .........     1,193,964     68,213     5.71      1,359,856      83,409      6.13

  Federal funds sold ...............        17,918        178     0.99         19,361         233      1.20
  Investment securities and other ..       428,104     22,816     5.33        266,364      15,167      5.69
  Mortgage-backed securities .......        98,828      5,069     5.13        131,815       7,562      5.74
                                        ----------    -------              ----------    --------
    Total interest-earning assets ..     1,738,814    $96,276     5.54      1,777,396    $106,371      5.98
                                                      =======                            ========
Non-interest earning assets ........        63,978                             63,475
                                        ----------                         ----------
    Total assets ...................    $1,802,792                         $1,840,871
                                        ==========                         ==========

Deposits and borrowings:
  Money market and demand
    deposits .......................    $  167,569    $   315     0.19%    $  168,767    $    833      0.49%
  Savings deposits .................       388,552      9,931     2.56        336,856       8,782      2.61
  Certificates of deposit ..........       549,480     16,388     2.98        625,468      23,255      3.72
                                        ----------    -------              ----------    --------
    Total deposits .................     1,105,601     26,634     2.41      1,131,091      32,870      2.91

  FHLB of New York advances ........       489,699     28,203     5.76        504,465      28,892      5.73
  Other borrowings .................        31,308      1,139     3.64         23,116       1,082      4.68
  Junior subordinated debentures ...        42,015      2,698     6.42          2,376         112      4.71
                                        ----------    -------              ----------    --------
    Total deposits and borrowings ..     1,668,623    $58,674     3.52      1,661,048    $ 62,956      3.79
                                                      =======                            ========
Other liabilities ..................        15,899                             18,755
                                        ----------                         ----------
    Total liabilities ..............     1,684,522                          1,679,803

Trust Preferred securities .........            --                             41,954
Stockholders' equity ...............       118,270                            119,114
                                        ----------                         ----------
    Total liabilities and
      stockholders' equity .........    $1,802,792                         $1,840,871
                                        ==========                         ==========

Net interest income and net interest
  rate spread ......................                  $37,602     2.02%                  $ 43,415      2.19%
                                                      =======     ====                   ========      ====

Net interest-earning assets and
  interest margin ..................    $   70,191                2.16%    $  116,348                  2.44%
                                        ==========                ====     ==========                  ====

Ratio of interest-earning assets to
  deposits and borrowings ..........                            104.21%                              107.00%
                                                                ======                               ======

                                                        Year ended June 30,
                                                ---------------------------------
                                                                2002
                                                ---------------------------------
                                                 Average      Interest
                                                Outstanding    Earned/     Yield/
                                                 Balance        Paid       Rate
                                                ---------------------------------
                                                      (Dollars in thousands)
Interest-earning assets:
  One- to four-family mortgage
    loans ..........................            $1,135,205    $ 75,201      6.62%
  Commercial and multi-family real
    estate loans ...................               124,669      10,277      8.24
  Consumer loans ...................               118,576       8,018      6.76
                                                ----------    --------

    Total loans receivable .........             1,378,450      93,496      6.78

  Federal funds sold ...............                    34           1      2.94
  Investment securities and other ..               262,379      17,323      6.60
  Mortgage-backed securities .......               164,671      10,519      6.39
                                                ----------    --------
    Total interest-earning assets ..             1,805,534    $121,339      6.72
                                                              ========
Non-interest earning assets ........                48,849
                                                ----------
    Total assets ...................            $1,854,383
                                                ==========

Deposits and borrowings:
  Money market and demand
    deposits .......................            $  144,657    $  1,206      0.83%
  Savings deposits .................               230,691       5,131      2.22
  Certificates of deposit ..........               760,339      35,844      4.71
                                                ----------    --------
    Total deposits .................             1,135,687      42,181      3.71

  FHLB of New York advances ........               477,935      27,940      5.85
  Other borrowings .................                60,048       2,741      4.56
  Junior subordinated debentures ...                    --          --        --
                                                ----------    --------
    Total deposits and borrowings ..             1,673,670    $ 72,862      4.35
                                                              ========
Other liabilities ..................                20,352
                                                ----------
    Total liabilities ..............             1,694,022

Trust Preferred securities .........                44,499
Stockholders' equity ...............               115,862
                                                ----------
    Total liabilities and
      stockholders' equity .........            $1,854,383
                                                ==========

Net interest income and net interest
  rate spread ......................                          $ 48,477      2.37%
                                                              ========      ====

Net interest-earning assets and
  interest margin ..................            $  131,864                  2.68%
                                                ==========                  ====

Ratio of interest-earning assets to
  deposits and borrowings ..........                                      107.88%
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

                                                              Year ended June 30,
                                               ------------------------------------------------
                                                                2004 vs. 2003
                                               ------------------------------------------------
                                                              Increase (Decrease)
                                                                    Due to
                                               ------------------------------------------------
                                                                                       Total
                                                                           Rate/      Increase
                                                 Volume        Rate       Volume     (Decrease)
                                               ------------------------------------------------
                                                                (In thousands)
Interest-earning assets:
  One- to four-family
    mortgage loans ......................      $(10,108)    $ (4,752)    $    751     $(14,109)
  Commercial and multi-family
    real estate loans ...................           432         (750)         (26)        (344)
  Consumer loans ........................            31         (771)          (3)        (743)
                                               ------------------------------------------------
    Total loans receivable ..............        (9,645)      (6,273)         722      (15,196)
  Federal funds sold ....................           (17)         (41)           3          (55)
  Investment securities and other .......         9,210         (971)        (590)       7,649
  Mortgage-backed securities ............        (1,892)        (801)         200       (2,493)
                                               ------------------------------------------------
    Total interest-earning assets .......      $ (2,344)    $ (8,086)    $    335     $(10,095)
                                               ================================================

Deposits and borrowings:
  Money market and demand
    deposits ............................      $     (6)    $   (516)    $      4     $   (518)
  Savings deposits ......................         1,347         (172)         (26)       1,149
  Certificates of deposit ...............        (2,825)      (4,601)         559       (6,867)
                                               ------------------------------------------------
    Total deposits ......................        (1,484)      (5,289)         537       (6,236)
  FHLB of New York advances .............          (845)         161           (5)        (689)
  Other borrowings ......................           383         (241)         (85)          57
  Junior subordinated debentures ........         1,868           41          677        2,586
                                               ------------------------------------------------
    Total deposits and borrowings .......      $    (78)    $ (5,328)    $  1,124     $ (4,282)
                                               ================================================
  Net change in net interest income .....      $ (2,266)    $ (2,758)    $   (789)    $ (5,813)
                                               ================================================

                                                             Year ended June 30,
                                               ------------------------------------------------
                                                                2003 vs. 2002
                                                -----------------------------------------------
                                                             Increase (Decrease)
                                                                   Due to
                                                -----------------------------------------------
                                                                                        Total
                                                                           Rate/      Increase
                                                Volume        Rate        Volume     (Decrease)
                                               ------------------------------------------------
                                                            (In thousands)
Interest-earning assets:
  One- to four-family
    mortgage loans ......................      $ (3,180)    $ (8,438)    $    357     $(11,261)
  Commercial and multi-family
    real estate loans ...................         2,696         (475)        (125)       2,096
  Consumer loans ........................          (222)        (720)          20         (922)
                                               -----------------------------------------------
    Total loans receivable ..............          (706)      (9,633)         252      (10,087)
  Federal funds sold ....................           569           (1)        (336)         232
  Investment securities and other .......           263       (2,383)         (36)      (2,156)
  Mortgage-backed securities ............        (2,099)      (1,072)         214       (2,957)
                                               -----------------------------------------------
    Total interest-earning assets .......      $ (1,973)    $(13,089)    $     94     $(14,968)
                                               ===============================================

Deposits and borrowings:
  Money market and demand
    deposits ............................      $    201     $   (492)    $    (82)    $   (373)
  Savings deposits ......................         2,362          883          406        3,651
  Certificates of deposit ...............        (6,358)      (7,575)       1,344      (12,589)
                                               -----------------------------------------------
    Total deposits ......................        (3,795)      (7,184)       1,668       (9,311)
  FHLB of New York advances .............         1,550         (567)         (31)         952
  Other borrowings ......................        (1,686)          70          (43)      (1,659)
  Junior subordinated debentures ........            --           --          112          112
                                               -----------------------------------------------
    Total deposits and borrowings .......      $ (3,931)    $ (7,681)    $  1,706     $ (9,906)
                                               ===============================================
  Net change in net interest income .....      $  1,958     $ (5,408)    $ (1,612)    $ (5,062)
                                               ===============================================

Financial Condition

Comparison of Financial Condition at June 30, 2004 and June 30, 2003

Assets. Total assets increased $89.8 million to $1.902 billion at June 30, 2004 from total assets of $1.812 billion at June 30, 2003. When compared to June 30, 2003, the increase at June 30, 2004 was primarily due to an $80.8 million increase in investment securities held to maturity and a $58.6 million increase in net loans receivable partially offset by a $68.2 million decrease in cash and cash equivalents. The increase at June 30, 2004 was also partially due to a $12.5 million investment in BOLI. The Company purchased BOLI as a means to offset future employee benefit costs associated with the Supplemental Executive Retirement Plan and the Director's Retirement Plan.

As a means to replace investment securities called before maturity and to invest available cash at higher yields, investment securities held to maturity were purchased during the fiscal year. During the first quarter of the fiscal year, loan origination levels were strong but the loan portfolio decreased due to the effect of higher prepayment levels caused by lower interest rates. During the second and third quarters of fiscal 2004, one- to four-family residential loan originations decreased, when compared to the origination levels achieved during the other quarters of fiscal 2004, as applications for refinances slowed due to a rise in interest rates. Due to this significant slowdown in mortgage loan applications and as a means to alternatively invest available cash at higher yields, in late December 2003 the Company discontinued its loan sale strategy and began to retain originated one- to four-family residential loans for its portfolio. Despite relatively higher interest rates during the last quarter of the fiscal year, loan production once again increased and, combined with the temporary suspension of the Company's loan sale strategy, the loan portfolio increased $89.7 million. Subsequent to the end of the fiscal year, the Company returned to its loan sale strategy as a means of managing interest rate risk.

Liabilities. Deposits increased $93.4 million to $1.188 billion at June 30, 2004 from $1.095 billion at June 30, 2003. An increase in core deposit accounts (checking, money market and savings accounts) of $60.3 million and the addition of $46.1 million of wholesale certificates of deposit was partially offset by a $12.8 million decrease in short- and medium-term certificates of deposit. Junior subordinated deferrable interest debentures increased $12.0 million due to the Company's full adoption of Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). Pursuant to FIN 46, the Company's trust preferred subsidiaries are no longer consolidated and the $12.4 million junior subordinated deferrable interest debentures of Trust II are now reflected as long-term borrowings. In accordance with the adoption of FIN 46, financial information prior to the adoption date has not been restated.

Stockholders' Equity. Stockholders' equity at June 30, 2004 totaled $118.4 million compared to $116.8 million at June 30, 2003. The increase primarily reflects the net income recorded for the year ended June 30, 2004 and the exercise of stock options, partially offset by the repurchase of 396,100 shares of the Company's outstanding stock at an average price of $32.59 per share and the declaration of cash dividends.

Results of Operations

Comparison of Operating Results for the Years Ended June 30, 2004 and June 30, 2003

General. For the year ended June 30, 2004, net income was $12.1 million, or $1.67 per diluted share, compared to net income of $13.7 million, or $1.83 per diluted share, for the year ended June 30, 2003. As a result of an environmental liability, as explained in Item 3. Legal Proceedings, the Company recorded a $298,000 charge during the fourth quarter of the fiscal year. For the year ended June 30, 2003, as a result of the redemption of trust preferred securities, the Company recognized a $1.5 million charge associated with unamortized issuance costs related to these securities.

Interest and Dividend Income. Interest and dividend income for the year ended June 30, 2004 decreased to $96.3 million from $106.4 million for the year ended June 30, 2003. In general, the decline in interest and dividend income reflects a lower level of interest-earning assets due to the effects of loan sales and accelerated prepayments, and a lower yield earned on these assets as a cumulative result of prepayments of higher yielding loans and the origination of loans at lower market interest rates. Average interest-earning assets were $1.739 billion for the year ended June 30, 2004 compared to $1.777 billion for the prior year. The average yield earned on interest-earning assets decreased to 5.54% for the year ended June 30, 2004 from 5.98% for the year ended June 30, 2003.

Interest income on residential one- to four-family mortgage loans for the year ended June 30, 2004 decreased $14.1 million when compared to the prior year. The decrease in interest income on residential one- to four-family mortgage loans was due to a decrease in the average yield earned on this loan portfolio to 5.44% for the year ended June 30, 2004 from 5.88% for the prior year period, reflecting the payoff or refinance of higher yielding loans and the origination of lower yielding loans. In addition, the decrease in interest income on residential one- to four-family mortgage loans was due to a decrease in the average balance of residential one- to four-family mortgage loans outstanding of $171.9 million for the year ended June 30, 2004, when compared to the prior year, as the result of accelerated prepayments and loan sales. At June 30, 2004, one- to four-family mortgage loans represented 77.5% of the total loan portfolio and 73.1% of interest income on loans.

Interest income on commercial and multi-family real estate loans decreased $344,000 for the year ended June 30, 2004, when compared to the year ended June 30, 2003. The decrease in interest income on commercial and multi-family real estate loans was attributable to a decrease in the average yield earned on these loans. The average yield on commercial and multi-family real estate loans decreased to 7.39% for the year ended June 30, 2004 compared to 7.86% for the year ended June 30, 2003. As with other loans, the payoff of higher yielding loans and the origination of loans at lower market interest rates resulted in a decline in the yield of the commercial and multi-family real estate loan portfolio. The decrease in yield for this portfolio was partially offset by an increase in the average outstanding balance of commercial and multi-family real estate loans of $5.5 million for the year ended June 30, 2004, when compared to the prior year.

Interest income on consumer loans decreased $743,000 for the year ended June 30, 2004, when compared to the year ended June 30, 2003. The decrease in interest income for this loan portfolio was reflective of the lower market interest rates. The average yield earned on consumer loans decreased to 5.49% for the year ended June 30, 2004 from 6.15% for the prior year. The decrease in yield on consumer loans for the year ended June 30, 2004 was partially offset by a $498,000 increase in the average balance outstanding of this loan portfolio, when compared to the year ended June 30, 2003.

Interest income on investment securities and other interest-earning assets increased $7.6 million for the year ended June 30, 2004 compared to the prior year. The increase in interest income on these securities was attributable to a $161.7 million increase in the average balance outstanding for the year ended June 30, 2004, when compared to the prior year. As a partial offset to the reduction in the average balance of loans and mortgage-backed securities due to increased prepayments, additional investment securities were purchased. The interest income on investment securities and other interest-earning assets for the year ended June 30, 2004 was negatively impacted by approximately $1.0 million due to declines in the average yield earned on these securities. The average yield decreased to 5.33% for the year ended June 30, 2004 compared to 5.69% for the year ended June 30, 2003, as called investment securities were replaced with lower yielding investments.

Interest income on the mortgage-backed securities portfolio decreased $2.5 million for the year ended June 30, 2004 compared to the prior year. The decrease in interest income on mortgage-backed securities for the year ended June 30, 2004 was due to a decrease in the average yield earned on this portfolio to 5.13% from 5.74% for the year ended June 30, 2003. In addition, the decrease in interest income on mortgage-backed securities was due to a decrease in the average balance outstanding of $33.0 million for the year ended June 30, 2004, when compared to the prior year, primarily due to accelerated prepayments.

Interest Expense. Interest expense decreased $4.3 million for the year ended June 30, 2004 from the year ended June 30, 2003. The decrease in the 2004 fiscal year was attributable to a decrease in the Company's cost of funds to an average rate of 3.52% from 3.79% for the prior year, as a result of lower market interest rates. The decrease in the cost of funds for the year ended June 30, 2004 was partially offset by an increase in total average deposits and borrowings of $7.6 million, when compared to the year ended June 30, 2003.

The average rate paid on deposits decreased to 2.41% for the year ended June 30, 2004 from 2.91% for the year ended June 30, 2003. Average deposit balances decreased $25.5 million to $1.106 billion for the year ended June 30, 2004 from $1.131 billion for the prior year. The lower level of interest rates during the 2004 fiscal year, when compared to the prior year, resulted in a decrease in the balance of certificates of deposit while total core deposit balances increased. With a reduction in the Company's funding needs as a result of loan sales and accelerated loan prepayments, maturing, higher costing certificates of deposit were priced to allow runoff.

The average cost of FHLB of New York advances increased slightly to 5.76% for the year ended June 30, 2004 from 5.73% for the prior year, due to the maturities of lower yielding advances. The average balance of FHLB of New York advances decreased $14.8 million for the year ended June 30, 2004, when compared to the year ended June 30, 2003. For the year ended June 30, 2004, the average balance of other borrowings increased $8.2 million, when compared to the prior year. The average rate paid on other borrowings decreased to 3.64% for fiscal 2004 compared to 4.68% for fiscal 2003. During fiscal 2004, the vast majority of other borrowings were borrowings with maturities within one year; thus, the cost of these borrowings reflected the lower levels of interest rates experienced during the year, when compared to the prior year.

Pursuant to FIN 46, interest expense for the year ended June 30, 2004 included the costs associated with the junior subordinated deferrable interest debentures. For the year ended June 30, 2004, the junior subordinated deferrable interest debentures had an average balance of $42.0 million and an average cost of 6.42%.

Net Interest and Dividend Income. Net interest and dividend income before provision for loan losses for the year ended June 30, 2004 was $37.6 million compared to $43.4 million recorded in the prior year. Average net interest-earning assets decreased $46.2 million for the year ended June 30, 2004, when compared to the prior year. The net interest rate spread and net interest margin for fiscal 2004 were 2.02% and 2.16%, respectively, a decrease from 2.19% and 2.44% for the year ended June 30, 2003. The net interest margin was reduced during fiscal 2004 when compared to the prior year prin-cipally due to the effect of accelerated prepayments resulting from lower market interest rates.

Provision for Loan Losses. There was no provision for loan losses recorded for the year ended June 30, 2004, which is consistent with the continuation of the Company's historically low levels of non-accruing loans and loan chargeoffs. Management believes the current allowance for loan losses is adequate to absorb probable losses on existing loans that may become uncollectible. A loan loss provision of $525,000 was recorded for the year ended June 30, 2003. The allowance for loan losses at June 30, 2004 of $6.2 million is relatively unchanged from the $6.3 million at June 30, 2003. The allowance for loan losses as a percentage of non-accruing loans was 286.39% at June 30, 2004, compared to 373.60% at June 30, 2003. Non-accruing loans were $2.2 million at June 30, 2004 compared to $1.7 million at June 30, 2003. The allowance for loan losses as a percentage of total loans at June 30, 2004 was 0.48% compared to 0.51% at June 30, 2003, primarily due to the increase in the balance of the overall loan portfolio. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Critical Accounting Policies".

Non-Interest Income. For the year ended June 30, 2004, non-interest income was $6.4 million compared to $8.1 million for the prior year. The decrease in non-interest income for fiscal 2004 was primarily due to decreases in service charges and net gain on sales of loans partially offset by an increase in other non-interest income, when compared to the year ended June 30, 2003.

Service charge income for the year ended June 30, 2004 was $4.2 million compared to $5.2 million recorded for the prior year. Due to increased interest rates during the last three quarters of the 2004 fiscal year when compared to the same periods during the prior fiscal year, loan prepayments and modifications decreased significantly, resulting in a decline in service charge income for the year ended June 30, 2004.

During the year ended June 30, 2004, the net gain on sales of loans was $759,000 compared to $1.9 million for the year ended June 30, 2003. Approximately $48.4 million of conforming, fixed rate one- to four-family residential mortgage loans were sold into the secondary market during the 2004 fiscal year. In addition, during the year ended June 30, 2004, the Company sold approximately $39.0 million of primarily fixed rate one- to four-family residential mortgage loans to other financial institutions. For the year ended June 30, 2003, there were $7.7 million of such sales to other financial institutions. Approximately $154.8 million of conforming, fixed rate one- to four-family residential mortgage loans were sold into the secondary market during the year ended June 30, 2003. Furthermore, during the years ended June 30, 2004 and 2003, a $3.0 million and a $4.0 million commercial real estate loan participation was sold, respectively, as a means to reduce the Company's credit exposure on a large commercial real estate loan relationship, realizing a net gain each year of approximately $183,000. During the second and third quarters of the 2004 fiscal year, one- to four-family residential loan production slowed significantly as applications for refinances slowed due to a rise in interest rates. Due to this significant slowdown in mortgage loan applications and as a means to alternatively invest available cash at higher yields, in late December 2003, the Company discontinued its loan sale strategy and began to retain originated one- to four-family residential loans for portfolio.

Other non-interest income increased $464,000 for the year ended June 30, 2004 to $1.4 million compared to $973,000 for the prior year. The increase in other non-interest income for the year ended June 30, 2004 was primarily due to $512,000 of income from the investment in BOLI. Other non-interest income for the 2004 fiscal year also included the earnings of the unconsolidated subsidiaries Trust II and Trust III, pursuant to FIN 46.

Non-Interest Expenses. Non-interest expenses for the year ended June 30, 2004 were $25.4 million compared to $29.1 million for the prior year, which included $5.6 million of preferred securities expense. With the adoption of FIN 46, the cost of the trust preferred securities was included in interest expense. Excluding the effect of preferred securities expense for the prior year, the increase in non-interest expenses for the year ended June 30, 2004 was partially attributable to an increase in compensation expense related to the ESOP. For the year ended June 30, 2004, the Company recorded compensation expense related to the ESOP of $4.0 million compared to $3.1 million for the prior year, reflecting the appreciation of the Company's stock price over the year. The majority of the ESOP expense represented a non-cash valuation adjustment to reflect the value of the Company's stock. The Company has ceased recognizing compensation expense related to the ESOP as of July 1, 2004, as all ESOP shares have been fully allocated. In addition, during the year ended June 30, 2004, the Company recorded a $298,000 non-recurring charge for an additional environmental accrual, as discussed in Item 3. Legal Proceedings. The Company's non-interest expenses as a percent of average assets decreased to 1.41% for the year ended June 30, 2004 from 1.58% for the prior year.

Income Tax Expense. Income tax expense for the year ended June 30, 2004 was $6.5 million compared to $8.1 million for the year ended June 30, 2003. The effective tax rate for the year ended June 30, 2004 was 35.2% compared to 37.1% for the prior year. The decrease in the effective tax rate was primarily due to the purchase of BOLI, for which the increase in the cash surrender value is not subject to tax.

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

Interest income on commercial and multi-family real estate loans increased $2.1 million for the year ended June 30, 2003 when compared to the prior year. At June 30, 2003, commercial and multi-family real estate loans represented approximately 13.5% of the Company's gross loan portfolio as compared to 10.1% at June 30, 2002. The increase in interest income on commercial and multi-family real estate loans was attributable to an increase of $32.7 million in the average outstanding balance for the year ended June 30, 2003 compared to the prior year. The growth in interest income on this portfolio was partially offset by a decrease in the average yield earned on commercial and multi-family real estate loans. The average yield decreased to 7.86% for the current year compared to 8.24% for the year ended June 30, 2002. As with other loans, the payoff of higher yielding loans and the origination of loans at lower market interest rates resulted in a decline in the yield of the commercial and multi-family real estate loan portfolio.

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

Interest income on investment securities and other interest-earning assets decreased $2.2 million for the year ended June 30, 2003 compared to the prior year. The interest income on investment securities and other interest-earning assets for the current year was negatively impacted by a decline in the average yield earned on these securities. The average yield decreased to 5.69% for the year ended June 30, 2003 compared to 6.60% for the prior year as called investment securities were replaced with lower yielding investments. The decrease in interest income on these securities was partially offset by a $4.0 million increase in the average balance outstanding for the year ended June 30, 2003, when compared to the prior year. As a partial offset to the reduction in loans and mortgage-backed securities due to increased prepayments, additional investment securities were purchased during the 2003 fiscal year.

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

Interest Expense. Interest expense decreased $9.9 million for the year ended June 30, 2003 from fiscal 2002. The decrease in fiscal 2003 was attributable to a decrease in the Company's cost of funds to an average rate of 3.79% for the year ended June 30, 2003 from 4.35% for the prior year, as a result of lower market interest rates. The decrease in interest expense for the year ended June 30, 2003 was also attributable to a $12.6 million decrease in total average deposits and borrowings, when compared to the year ended June 30, 2002.

For the year ended June 30, 2003, the average rate paid on deposits decreased to 2.91% from 3.71% for the year ended June 30, 2002. Average deposit balances decreased $4.6 million from $1.136 billion for the year ended June 30, 2002 to $1.131 billion for the year ended June 30, 2003. Continued low interest rates during the year ended June 30, 2003 resulted in a decrease in the balance of certificates of deposit while growth in core deposits slowed. With a reduction in the Company's funding needs as a result of loan sales and accelerated loan prepayments, higher costing certificates of deposit were priced to allow runoff.

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

Net Interest and Dividend Income. Net interest and dividend income before provision for loan losses for the year ended June 30, 2003 was $43.4 million compared to $48.5 million recorded in the prior fiscal year. Average net interest-earning assets decreased $15.5 million for the year ended June 30, 2003 when compared to the prior year. The net interest rate spread and net interest margin for the year ended June 30, 2003 were 2.19% and 2.44%, respectively, a decrease from 2.37% and 2.68% for the comparable prior year. The net interest margin was reduced during fiscal 2003 when compared to the prior year principally due to the effect of accelerated prepayments resulting from lower market interest rates.

Provision for Loan Losses. The provision for loan losses for the year ended June 30, 2003 was $525,000 compared to $1.6 million for the prior fiscal year. The reduced provision for loan losses for fiscal 2003 is consistent with reductions in non-performing loans during that year. The allowance for loan losses at June 30, 2003 of $6.3 million reflects a $463,000 increase from $5.8 million at June 30, 2002. The allowance for loan losses as a percentage of non-accruing loans was 373.60% at June 30, 2003, compared to 177.74% at June 30, 2002. Non-accruing loans were $1.7 million at June 30, 2003 compared to $3.3 million at June 30, 2002. The allowance for loan losses as a percentage of total loans at June 30, 2003 was 0.51% compared to 0.40% at June 30, 2002 primarily due to the decline in the overall size of the loan portfolio. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- "Critical Accounting Policies."

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

During the year ended June 30, 2003, the net gain on sales of loans was $1.9 million compared to $194,000 for the year ended June 30, 2002. Approximately $155 million of conforming, fixed rate one- to four-family residential mortgage loans were sold into the secondary market during the year ended June 30, 2003. Additionally, during fiscal 2003, the Company recognized a $166,000 gain on a commitment to sell one- to four-family residential mortgage loans to a financial institution. Furthermore, during fiscal 2003, a $4.0 million commercial real estate loan participation was sold as a means to reduce the Company's credit exposure on a single commercial real estate property, resulting in a net gain of approximately $183,000. During fiscal 2002, loan production was retained in portfolio. Effective with the issuance of $12 million of trust preferred securities in March 2001, a determination was made to suspend the sale of conforming, fixed rate one- to four-family residential mortgage loan production to leverage the proceeds of the issuance. As a result, only $16.7 million of conforming, fixed rate one- to four-family residential mortgage loans were sold during the year ended June 30, 2002. In April 2002, the Company resumed the sale of these loans for interest rate risk management purposes in a lower interest rate environment.

Non-Interest Expenses. The Company's non-interest expenses were $29.1 million for the year ended June 30, 2003 compared to $28.5 million for the prior year. As a result of the redemption of Trust I trust preferred securities, the Company recognized a non-recurring expense of approximately $1.5 million, or $0.14 per share, associated with the unamortized issuance costs related to these securities. This additional expense was largely offset in fiscal 2004 by the savings realized due to a lower interest rate on the junior subordinated debentures issued in connection with the Trust III offering as compared to the trust preferred securities issued by Trust I. The Company's non-interest expenses as a percent of average assets increased to 1.58% for the year ended June 30, 2003 from 1.53% for the prior year.

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

In the event that the Company should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of FHLB of New York advances and reverse repurchase agreements. In addition, the Company may access funds, if necessary, through the use of a $50.0 million overnight repricing line of credit and a $50.0 million variable rate one-month overnight repricing line of credit from the FHLB of New York, which expire in May 2005. The Company expects to renew these lines of credit after expiration. Furthermore, the Company has $80.0 million of overnight variable repricing lines of credit available from other correspondent banks. The Company uses its liquid resources principally to fund maturing certificates of deposit and deposit withdrawals, to purchase loans and securities, to fund existing and future loan commitments, and to meet operating expenses. At June 30, 2004, the Company had outstanding commitments to extend credit which amounted to $105.2 million (including $89.2 million in available lines of credit). The actual extension of credit would result in a use of liquidity. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs. Future liquidity requirements are not expected to be significantly different from historical experience.

The Company's cash needs for the year ended June 30, 2004 were provided by operating activities, including the sale of loans, proceeds from maturities of investment securities, principal repayments of loans and mortgage-backed securities and an increase in deposits. During the year ended June 30, 2004, the cash provided was used to fund investing activities, which included the origination and purchase of loans and the purchase of investment and mortgage-backed securities. Additionally, during the year ended June 30, 2004, the cash provided was used to fund an investment in BOLI and for the repurchase of common stock. During the year ended June 30, 2003, the cash needs of the Company were provided by operating activities, including the sale of loans, proceeds from maturities of investment securities and principal repayments of loans and mortgage-backed securities. During fiscal 2003, the cash provided was used to fund investing activities, which included the origination of loans and the purchase of investment securities, as well as to fund a decrease in deposits. Additionally, during the year ended June 30, 2003, the cash provided was used for the repurchase of common stock. During fiscal 2002, the Company's cash needs were provided by operating activities, including the sale of loans, proceeds from maturities of investment securities, an increase in deposits and principal repayments of loans and mortgage-backed securities. During fiscal 2002, the cash provided was used for investing activities, which included the origination and purchase of loans and the purchase of investment and mortgage-backed securities, as well as the repurchase of common stock and to reduce borrowings.

Total dividends paid for the years ended June 30, 2004, 2003 and 2002 were $0.40 per share, $0.40 per share and $0.23 per share, respectively. The declaration and payment of dividends are subject to, among other things, PennFed's financial condition and results of operations, regulatory capital requirements, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors.

Off-Balance Sheet Arrangements and Contractual Obligations

In the normal course of operation, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate and liquidity risk or to optimize capital. Customer transactions are used to manage customers' requests for funding. These financial instruments and commitments include unused consumer lines of credit and commitments to extend credit and are discussed in Note N to the Consolidated Financial Statements.

The following table shows the contractual obligations of the Company by expected payment period as of June 30, 2004 (in thousands). Further discussion of these commitments is included in Notes I and N to the Consolidated Financial Statements.

                                                                          Within        Over 1 Year      Over 3 Years     More than
                                                          Total          One Year        to 3 Years       to 5 Years       5 Years
                                                        ---------------------------------------------------------------------------
    Contractual obligations:
    Long term debt obligations ................         $582,826         $198,929         $219,882         $ 68,096       $ 95,919
    Operating lease and other
       contractual obligations ................            7,536            1,039            2,148            1,811          2,538
                                                        ---------------------------------------------------------------------------
                                                        $590,362         $199,968         $222,030         $ 69,907       $ 98,457
                                                        ===========================================================================

Long-term debt obligations include borrowings from the FHLB of New York and reverse repurchase agreements. The borrowings have defined terms and, under certain circumstances, are callable at the option of the lender.

Operating leases and other contractual obligations include lease arrangements entered into by the Company for the use of land and premises. The Company's leases generally have escalation terms based upon certain defined indexes.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is set forth in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations-Interest Rate Sensitivity" and "-Asset/Liability Strategy."

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
PennFed Financial Services, Inc. and Subsidiaries
West Orange, New Jersey

We have audited the accompanying consolidated statements of financial condition of PennFed Financial Services, Inc. and Subsidiaries (the "Company") as of June 30, 2004 and 2003, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PennFed Financial Services, Inc. and Subsidiaries as of June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the consolidated financial statements, the Company fully adopted FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" as of July 1, 2003.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
August 27, 2004


                                           PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------------

                                            Consolidated Statements of Financial Condition


                                                                                                                June 30,
                                                                                                     -------------------------------
                                                                                                         2004               2003
                                                                                                     -------------------------------
                                                                                                         (Dollars in thousands)
Assets
Cash and amounts due from depository institutions ...........................................        $    14,859        $    53,046
Federal funds sold ..........................................................................                 --             30,000
                                                                                                     -------------------------------
   Cash and cash equivalents ................................................................             14,859             83,046
Investment securities available for sale, at market value, amortized cost of
   $4,672 and $4,467 at June 30, 2004 and 2003 ..............................................              4,720              4,741
Investment securities held to maturity, at amortized cost, market value of
   $413,215 and $345,468 at June 30, 2004 and 2003 ..........................................            420,260            339,498
Mortgage-backed securities held to maturity, at amortized cost, market value of
   $100,644 and $97,138 at June 30, 2004 and 2003 ...........................................            100,079             93,632
Loans held for sale .........................................................................                 --             11,496
Loans receivable, net of allowance for loan losses of
   $6,249 and $6,284 at June 30, 2004 and 2003 ..............................................          1,287,473          1,217,422
Premises and equipment, net .................................................................             21,690             21,103
Real estate owned, net ......................................................................                 --                 28
Federal Home Loan Bank of New York stock, at cost ...........................................             23,773             25,223
Accrued interest receivable, net ............................................................             10,195              8,684
Other intangible assets .....................................................................              1,361              3,175
Bank owned life insurance ("BOLI") ..........................................................             12,512                 --
Other assets ................................................................................              5,364              4,404
                                                                                                     -------------------------------
                                                                                                     $ 1,902,286        $ 1,812,452
                                                                                                     ===============================
Liabilities and Stockholders' Equity

Liabilities:
   Deposits .................................................................................        $ 1,188,100        $ 1,094,666
   Federal Home Loan Bank of New York advances ..............................................            475,465            504,465
   Other borrowings .........................................................................             59,346             26,644
   Junior Subordinated Deferrable Interest Debentures,
      net of unamortized issuance expenses of  $1,263 and $923 at June 30, 2004
      and 2003 ..............................................................................             42,037             30,005
   Mortgage escrow funds ....................................................................              9,739             10,491
   Accounts payable and other liabilities ...................................................              9,200             17,725
                                                                                                     -------------------------------
   Total liabilities ........................................................................          1,783,887          1,683,996
                                                                                                     -------------------------------
Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated
   Deferrable Interest Debentures, net of unamortized issuance expenses of
   $379 at June 30, 2003 ....................................................................                 --             11,621

Commitments and Contingencies (Note N)

Stockholders' Equity:
   Serial preferred stock, $.01 par value,
      7,000,000 shares authorized, no shares issued .........................................                 --                 --
   Common stock, $.01 par value, 15,000,000 shares authorized,
      11,900,000 shares issued and 6,788,030 shares issued and outstanding at
      June 30, 2004 and 6,838,029 shares outstanding at June 30, 2003 (excluding
      shares held in treasury of 5,061,971 at June 30, 2003) ................................                  9                 60
   Additional paid-in capital ...............................................................             42,839             65,689
   Employee Stock Ownership Plan Trust debt .................................................                 --               (644)
   Retained earnings, partially restricted ..................................................             75,523            124,797
   Accumulated other comprehensive income, net of taxes .....................................                 28                177
   Treasury stock, at cost, 5,061,971 shares at June 30, 2003 ...............................                 --            (73,244)
                                                                                                     -------------------------------
   Total stockholders' equity ...............................................................            118,399            116,835
                                                                                                     -------------------------------
                                                                                                     $ 1,902,286        $ 1,812,452
                                                                                                     ===============================

See notes to consolidated financial statements.


                                           PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------------

                                                    Consolidated Statements of Income


                                                                                               For the years ended June 30,
                                                                                  --------------------------------------------------
                                                                                      2004               2003                2002
                                                                                  --------------------------------------------------
                                                                                   (Dollars in thousands, except per share amounts)
Interest and Dividend Income:
  Interest and fees on loans ...........................................          $   68,213          $   83,409          $   93,496
  Interest on federal funds sold .......................................                 178                 233                   1
  Interest and dividends on investment securities ......................              22,816              15,167              17,323
  Interest on mortgage-backed securities ...............................               5,069               7,562              10,519
                                                                                  --------------------------------------------------
                                                                                      96,276             106,371             121,339
                                                                                  --------------------------------------------------
Interest Expense:
  Deposits .............................................................              26,634              32,870              42,181
  Borrowed funds .......................................................              29,342              29,974              30,681
  Junior subordinated deferrable interest debentures ...................               2,698                 112                  --
                                                                                  --------------------------------------------------
                                                                                      58,674              62,956              72,862
                                                                                  --------------------------------------------------
Net Interest and Dividend Income Before
  Provision for Loan Losses ............................................              37,602              43,415              48,477
Provision for Loan Losses ..............................................                  --                 525               1,625
                                                                                  --------------------------------------------------
Net Interest and Dividend Income After
  Provision for Loan Losses ............................................              37,602              42,890              46,852
                                                                                  --------------------------------------------------
Non-Interest Income:
  Service charges ......................................................               4,175               5,232               2,961
  Net gain from real estate operations .................................                  58                   3                  87
  Net gain on sales of loans ...........................................                 759               1,863                 194
  Other ................................................................               1,437                 973                 975
                                                                                  --------------------------------------------------
                                                                                       6,429               8,071               4,217
                                                                                  --------------------------------------------------
Non-Interest Expenses:
  Compensation and employee benefits ...................................              14,593              13,454              13,203
  Net occupancy expense ................................................               1,894               1,692               1,603
  Equipment ............................................................               2,057               2,085               2,318
  Advertising ..........................................................                 390                 210                 484
  Amortization of intangibles ..........................................               1,816               1,866               1,940
  Federal deposit insurance premium ....................................                 168                 192                 203
  Preferred securities expense .........................................                  --               5,638               4,368
  Other ................................................................               4,512               3,983               4,331
                                                                                  --------------------------------------------------
                                                                                      25,430              29,120              28,450
                                                                                  --------------------------------------------------
Income Before Income Taxes .............................................              18,601              21,841              22,619
Income Tax Expense .....................................................               6,543               8,107               8,036
                                                                                  --------------------------------------------------
Net Income .............................................................          $   12,058          $   13,734          $   14,583
                                                                                  ==================================================

Weighted average number of common shares outstanding:
  Basic ................................................................           6,774,398           6,961,233           7,225,613
                                                                                  ==================================================
  Diluted ..............................................................           7,224,585           7,485,781           7,768,422
                                                                                  ==================================================
Net income per common share:
  Basic ................................................................          $     1.78          $     1.97          $     2.02
                                                                                  ==================================================
  Diluted ..............................................................          $     1.67          $     1.83          $     1.88
                                                                                  ==================================================

See notes to consolidated financial statements.


                                           PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------------

                                            Consolidated Statements of Comprehensive Income


                                                                                                   For the years ended June 30,
                                                                                             ---------------------------------------
                                                                                               2004            2003           2002
                                                                                             ---------------------------------------
                                                                                                          (In thousands)
Net income ...........................................................................       $ 12,058        $ 13,734       $ 14,583
Other comprehensive income, net of tax:
  Unrealized gains (losses) on investment securities available for sale:
    Unrealized holding gains (losses) arising during period ..........................           (149)            159             18
                                                                                             ---------------------------------------
Comprehensive income .................................................................       $ 11,909        $ 13,893       $ 14,601
                                                                                             =======================================

See notes to consolidated financial statements.


                                           PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------------

                                                        Consolidated Statements of
                                                      Changes in Stockholders' Equity
                                           For the Years Ended June 30, 2004, 2003 and 2002


                                                                                   Employee
                                                                                     Stock                 Accumulated
                                                   Serial             Additional   Ownership                  Other
                                                  Preferred  Common     Paid-In   Plan Trust   Retained   Comprehensive  Treasury
                                                    Stock     Stock     Capital       Debt     Earnings       Income       Stock
                                                  --------------------------------------------------------------------------------
                                                                              (Dollars in thousands)
Balance at June 30, 2001 ......................    $   --    $   60    $ 61,504    $ (1,801)   $ 102,694     $   --      $ (49,927)
Allocation of Employee Stock Ownership
   Plan ("ESOP") stock ........................                                         557
ESOP adjustment ...............................                           2,316
Purchase of 500,000 shares of treasury stock ..                                                                            (11,119)
Issuance of 227,223 shares of treasury stock
   for options exercised and Dividend
   Reinvestment Plan ("DRP") ..................                                                   (1,157)                    2,709
Cash dividends of $0.23 per common share ......                                                   (1,676)
Unrealized gain on investment securities
   available for sale, net of income taxes
   of $10 .....................................                                                                  18
Net income for the year ended June 30, 2002 ...                                                   14,583
                                                  --------------------------------------------------------------------------------

Balance at June 30, 2002 ......................        --        60      63,820      (1,244)     114,444         18        (58,337)
Allocation of ESOP stock ......................                                         600
ESOP adjustment ...............................                           1,869
Purchase of 600,000 shares of treasury stock ..                                                                            (16,106)
Issuance of 90,477 shares of treasury stock
   for options exercised and DRP ..............                                                     (609)                    1,199
Cash dividends of $0.40 per common share ......                                                   (2,772)
Increase in unrealized gain on investment
   securities available for sale, net of income
   taxes of $87 ...............................                                                                 159
Net income for the year ended June 30, 2003 ...                                                   13,734
                                                  --------------------------------------------------------------------------------

Balance at June 30, 2003 ......................        --        60      65,689        (644)     124,797        177        (73,244)
Allocation of ESOP stock ......................                                         644
ESOP adjustment ...............................                           2,659
Purchase of 396,100 shares of treasury stock ..                                                                            (12,908)
Issuance of 346,101 shares of treasury stock
   for options exercised and DRP ..............                                                   (3,349)                    5,259
Cash dividends of $ 0.40 per common share .....                                                   (2,650)
Decrease in unrealized gain on investment
   securities available for sale, net of income
   taxes of $(77) .............................                                                                (149)
Reclassification of treasury shares (Note O) ..                 (51)    (25,509)                 (55,333)                   80,893
Net income for the year ended June 30, 2004 ...                                                   12,058
                                                  --------------------------------------------------------------------------------
Balance at June 30, 2004 ......................    $   --    $    9    $ 42,839    $     --    $  75,523     $   28      $      --
                                                  ================================================================================

See notes to consolidated financial statements.


                                           PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------------

                                                  Consolidated Statements of Cash Flows


                                                                                                For the years ended June 30,
                                                                                        -------------------------------------------
                                                                                           2004             2003             2002
                                                                                        -------------------------------------------
                                                                                                       (In thousands)
Cash Flows from Operating Activities:
  Net income ....................................................................       $  12,058        $  13,734        $  14,583
  Adjustments to reconcile net income to net cash provided by operating activities:
  Net gain on sales of loans ....................................................            (759)          (1,863)            (194)
  Proceeds from sales of loans held for sale ....................................          88,214          162,873           16,846
  Net gain on sales of real estate owned ........................................             (57)              --             (218)
  Amortization of investment and mortgage-backed securities premium, net ........             503              856              448
  Depreciation and amortization .................................................           1,733            1,717            1,887
  Provision for losses on loans and real estate owned ...........................              --              525            1,676
  Amortization of cost of stock plans ...........................................           3,304            2,469            2,873
  Amortization of intangibles ...................................................           1,816            1,866            1,940
  Amortization of premiums on loans and loan fees ...............................           2,878            7,068            3,703
  Amortization of trust preferred securities and junior subordinated
    debentures issuance costs ...................................................              38            1,587               76
  Increase in BOLI ..............................................................            (512)              --               --
  Increase (decrease) in deferred income tax liability ..........................             163           (1,539)            (396)
  (Increase) decrease in accrued interest receivable, net of accrued
    interest payable ............................................................          (1,627)             552            1,339
  (Increase) decrease in other assets ...........................................            (590)          (3,788)           2,279
  Increase (decrease) in accounts payable and other liabilities .................          (8,611)           5,106            1,490
  Increase (decrease) in mortgage escrow funds ..................................            (752)          (2,281)             793
  Other, net ....................................................................               6               --              (19)
                                                                                        -------------------------------------------
  Net cash provided by operating activities .....................................          97,805          188,882           49,106
                                                                                        -------------------------------------------

Cash Flows From Investing Activities:
  Proceeds from sale of investment securities available for sale ................              --               --               14
  Proceeds from maturities of investment securities .............................          96,275          286,571          304,586
  Purchases of investment securities held to maturity ...........................        (177,140)        (446,677)        (150,148)
  Purchases of investment securities available for sale .........................            (205)            (201)          (4,281)
  Net proceeds (outflow) from loan originations net of
    principal repayments of loans ...............................................         (99,034)          40,246         (201,815)
  Proceeds from loans sold ......................................................           3,181            4,170               --
  Purchases of loans ............................................................         (53,034)            (676)         (31,861)
  Proceeds from principal repayments of mortgage-backed securities ..............          47,976           85,489           51,797
  Purchases of mortgage-backed securities .......................................         (54,823)         (10,190)         (20,364)
  Proceeds from sale of premises and equipment ..................................              --               --               14
  Purchases of premises and equipment ...........................................          (2,326)          (3,222)          (1,126)
  Net inflow from real estate owned activity ....................................              84               --              644
  Purchases of BOLI .............................................................         (12,000)              --               --
  Redemptions of Federal Home Loan Bank of New York stock .......................           1,450              433              562
                                                                                        -------------------------------------------
  Net cash used in investing activities .........................................        (249,596)         (44,057)         (51,978)
                                                                                        -------------------------------------------

Cash Flows From Financing Activities:
  Net increase (decrease) in deposits ...........................................          93,550          (79,513)          89,859
  Increase in advances from the Federal Home Loan Bank of New York
    and other borrowings ........................................................          24,986               --          120,000
  Repayment of advances from the Federal Home Loan Bank of
    New York and other borrowings ...............................................         (48,350)              --          (89,400)
  Increase (decrease) in other short term borrowings ............................          27,066            3,330          (84,926)
  Net proceeds from issuance of junior subordinated debentures ..................              --           30,003               --
  Redemption of trust preferred securities ......................................              --          (34,500)              --
  Cash dividends paid ...........................................................          (2,650)          (2,772)          (1,676)
  Purchases of treasury stock, net of reissuance ................................         (10,998)         (15,516)          (9,567)
                                                                                        -------------------------------------------
  Net cash provided by (used in) financing activities ...........................          83,604          (98,968)          24,290
                                                                                        -------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents ............................         (68,187)          45,857           21,418
Cash and Cash Equivalents, Beginning of Year ....................................          83,044           37,189           15,771
                                                                                        -------------------------------------------
Cash and Cash Equivalents, End of Year ..........................................       $  14,859        $  83,046        $  37,189
                                                                                        ===========================================

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
  Interest ......................................................................       $  59,335        $  63,453        $  73,401
                                                                                        ===========================================
  Income taxes ..................................................................       $   7,105        $  11,616        $   7,743
                                                                                        ===========================================

Supplemental Schedule of Non-Cash Activities:
  Transfer of loans receivable to real estate owned, net ........................       $      --        $      --        $       6
                                                                                        ===========================================
  Transfer of loans receivable to loans held for sale, at cost ..................       $  76,142        $ 171,097        $  18,160
                                                                                        ===========================================
  Securitization of loans receivable and transfer to mortgage-backed
     securities .................................................................       $      --        $      --        $  65,923
                                                                                        ===========================================

See notes to consolidated financial statements.

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                   Notes to Consolidated Financial Statements

                    Years Ended June 30, 2004, 2003 and 2002

A. Summary of Significant Accounting Policies

PennFed Financial Services, Inc. ("PennFed") was organized in March 1994 for the purpose of becoming the savings and loan holding company for Penn Federal Savings Bank (the "Bank") in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank (the "Conversion").

Principles of Consolidation -- The consolidated financial statements of PennFed and subsidiaries (with its subsidiaries, the "Company") include the accounts of PennFed and its subsidiaries (including the Bank). PennFed owns all of the outstanding stock of the Bank issued on July 14, 1994. All intercompany accounts and transactions with consolidated subsidiaries have been eliminated in consolidation.

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

Commitments to Sell Loans -- The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives and are drecorded within other assets at fair value with changes in fair value recorded in the net gain on sales of loans. Fair value is based upon current prices in the secondary market for mortgage loans with similar characteristics as the rate lock commitments.

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

Bank Owned Life Insurance - The Bank has purchased Bank Owned Life Insurance ("BOLI") policies as a means to offset future employee benefit costs associated with the Supplemental Executive Retirement Plan and the Director's Retirement Plan. The BOLI is recorded at its cash surrender value and increases in the cash surrender value of the insurance are recorded in other non-interest income.

Income Taxes -- In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), the Company uses the asset and liability method for financial accounting and reporting for income taxes. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Recently Adopted Accounting Standards -- Effective July 1, 2003, the Company fully adopted Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") as it relates to PennFed Capital Trust II ("Trust II") and PennFed Capital Trust III ("Trust III"), which were formed by the Company for the purpose of issuing trust preferred securities in March 2001 and June 2003, respectively. Although the required adoption date was extended, the Company elected to early adopt FIN 46, as permitted. FIN 46 is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" and addresses consolidation by business enterprises of variable interest entities having certain characteristics. As a result of the adoption of FIN 46, Trust III was not consolidated at June 30, 2003 and Trust II was de-consolidated effective July 1, 2003. The full adoption of FIN 46 did not have an overall impact on the Company's consolidated financial condition, results of operations or cash flows. The primary effect of de-consolidating Trust II was a change in the balance sheet classification of the liabilities from Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated Deferrable Interest Debentures to long-term borrowings. In December 2003, FIN 46 was revised ("FIN 46R") to clarify some of the provisions in the original FIN 46 and to exempt certain entities from its requirements. The revisions to FIN 46 contained in FIN 46R do not have an impact on the Company's consolidated financial condition, results of operations or cash flows.

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

On March 31, 2004, the Financial Accounting Standards Board ratified the Emerging Issues Task Force Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 requires that an impairment charge be recognized for other-than-temporarily impaired investments for which there is


                                     PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------------------
                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

neither the ability nor intent to hold either until maturity or until the market value of the investment recovers. In addition, EITF 03-1 requires certain quantitative and qualitative disclosures for securities that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Company early adopted EITF 03-1 with no impact on the Company's consolidated financial condition, results of operations or cash flows.

B. Branch Acquisitions

In 1995, the Bank acquired the deposit liabilities and certain of the assets and other liabilities of three branch offices of another financial institution. The
Bank recorded a total deposit premium intangible asset of $18,141,000 in connection with the acquisition. For the years ended June 30, 2004, 2003 and 2002, amortization of the deposit premium intangible of $1,814,000 was recorded for each year. At June 30, 2004 and 2003, the deposit premium intangible was $1,361,000 and $3,175,000, respectively. The accumulated amortization on the deposit premium intangible was $16,780,000 and $14,966,000 at June 30, 2003 and 2002, respectively. The deposit premium intangible will be fully amortized by June 30, 2005. Amortization expense for the year ending June 30, 2005 is estimated to be $1,361,000.

C. Investment Securities

                                                                                  Gross           Gross      Estimated
                                                                  Amortized     Unrealized     Unrealized   Fair Market
                                                                     Cost         Gains          Losses        Value
                                                                  -----------------------------------------------------
                                                                                      (In thousands)
June 30, 2004
Available for Sale:
Equity securities .....................................           $  4,672       $     48       $     --       $  4,720
                                                                  =====================================================
Held to Maturity:
U.S. government agency obligations ....................           $386,134       $     41       $ (8,565)      $377,610
Corporate bonds .......................................              1,026            250             --          1,276
Trust preferred securities ............................             33,100          1,370           (141)        34,329
                                                                  -----------------------------------------------------
   Total held to maturity .............................           $420,260       $  1,661       $ (8,706)      $413,215
                                                                  =====================================================

June 30, 2003
Available for Sale:
Equity securities .....................................           $  4,467       $    274       $     --       $  4,741
                                                                  =====================================================
Held to Maturity:
U.S. government agency obligations ....................           $305,662       $  2,763       $     --       $308,425
Corporate bonds .......................................              1,030            192             --          1,222
Trust preferred securities ............................             32,806          3,125           (110)        35,821
                                                                  -----------------------------------------------------
   Total held to maturity .............................           $339,498       $  6,080       $   (110)      $345,468
                                                                  =====================================================

The amortized cost and estimated fair market value of investment securities held to maturity at June 30, 2004, by contractual maturity, are shown below. The expected maturity may differ from the contractual maturity because issuers may have the right to call obligations. Available for sale securities have been excluded from the table as they are equity securities.

                                                                                             Estimated
                                                                            Amortized       Fair Market
                                                                              Cost             Value
                                                                            ---------------------------
                                                                                    (In thousands)
June 30, 2004
Held to Maturity:
Maturing after five years but within ten years ....................         $ 57,868           $ 57,090
Maturing after ten years ..........................................          362,392            356,125
                                                                            ---------------------------
   Total held to maturity .........................................         $420,260           $413,215
                                                                            ===========================

At June 30, 2004 and 2003, investment securities with a carrying value of $138,403,000 and $100,000,000, respectively, were pledged to secure Federal Home Loan Bank of New York advances and other borrowings.

There were no sales of investment securities for the years ended June 30, 2004 and 2003. For the year ended June 30, 2002, the Company sold $14,800 of investment securities available for sale for proceeds of $14,500. Gross losses of less than $1,000 were recognized on the sale.


                                        PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
----------------------------------------------------------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

The following table provides gross unrealized losses and fair value, aggregated by investment category and length of time the individual investments have been in a continuous unrealized loss position, at June 30, 2004.

                                                 Less than 12 months             12 months or more                 Total
                                              ------------------------------------------------------------------------------------
                                                Fair        Unrealized         Fair       Unrealized         Fair       Unrealized
                                                Value         Losses           Value        Losses          Value        Losses
                                              ------------------------------------------------------------------------------------
                                                                                (In thousands)
U.S. Government agency
   obligations ........................       $372,614       $ (8,565)       $     --      $     --        $372,614      $ (8,565)
Trust preferred securities ............          2,234           (138)          1,083            (3)          3,317          (141)
                                              ------------------------------------------------------------------------------------
   Total ..............................       $374,848       $ (8,703)       $  1,083      $     (3)       $375,931      $ (8,706)
                                              ====================================================================================

At June 30, 2004, the majority of the unrealized losses in the investment portfolio were comprised of securities issued by U.S. Government agencies and U.S. Government sponsored agencies. The Company believes that the fair value movements in these securities are reflective of the movement in market interest rates, particularly given the negligible inherent credit risk for these securities.

D.  Mortgage-Backed Securities

                                                                                  June 30,
                                                                          -------------------------
                                                                            2004             2003
                                                                          -------------------------
                                                                               (In thousands)
Ginnie Mae .................................................              $    249         $    415
Freddie Mac ................................................                45,526           37,968
Fannie Mae .................................................                53,860           54,430
Collateralized Mortgage Obligations/REMICs/IOs .............                   225              149
                                                                          -------------------------
                                                                            99,860           92,962
Unamortized premiums, net ..................................                   219              670
                                                                          -------------------------
                                                                          $100,079         $ 93,632
                                                                          =========================

The estimated fair market values of mortgage-backed securities were $100,644,000 and $97,138,000 at June 30, 2004 and 2003, respectively. There were no sales of mortgage-backed securities in the years ended June 30, 2004, 2003 and 2002.

The carrying value of mortgage-backed securities pledged were as follows:

                                                                                  June 30,
                                                                          -------------------------
                                                                            2004             2003
                                                                          -------------------------
                                                                               (In thousands)
Pledged to secure:
   Federal Home Loan Bank of New York advances .............              $ 39,954         $ 64,262
   Other borrowings ........................................                34,555           10,224
   Public funds on deposit .................................                   554            1,000
                                                                          -------------------------
                                                                          $ 75,063         $ 75,486
                                                                          =========================

Collateralized mortgage obligations consist primarily of fixed and adjustable rate sequentially paying securities with short durations.

                                        PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
----------------------------------------------------------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

The gross unrealized gains and losses of mortgage-backed securities held at June
30, 2004 and 2003 were as follows:


                                                                                June 30, 2004              June 30, 2003
                                                                          -----------------------------------------------------
                                                                             Gross        Gross          Gross        Gross
                                                                          Unrealized    Unrealized    Unrealized    Unrealized
                                                                             Gains        Losses         Gains        Losses
                                                                          -----------------------------------------------------
                                                                                             (In thousands)
Ginnie Mae ......................................................          $    23       $    --        $    40       $    --
Freddie Mac .....................................................              680          (528)         1,439            --
Fannie Mae ......................................................              827          (437)         2,024            --
Collateralized Mortgage Obligations/REMICs/IOs ..................               --            --              3            --
                                                                           ----------------------------------------------------
                                                                           $ 1,530       $  (965)       $ 3,506       $    --
                                                                           ====================================================

At June 30, 2004, mortgage-backed securities issued by Freddie Mac and Fannie Mae with fair values of $28.8 million and $22.7 million respectively, had unrealized losses noted in the above table. Such securities have been in an unrealized loss position for less than 12 months. The Company believes that the fair value movements in these securities are reflective of the movement in market interest rates, particularly given the negligible inherent credit risk for these securities.

E. Loans Receivable, Net

                                                                                            June 30,
                                                                                ---------------------------------
                                                                                    2004                  2003
                                                                                ---------------------------------
                                                                                          (In thousands)
First Mortgage Loans:
  Conventional .......................................................          $   995,335           $   943,842
  FHA insured ........................................................                1,178                 2,484
  VA guaranteed ......................................................                  146                   234
                                                                                ---------------------------------
  Total one- to four-family ..........................................              996,659               946,560
  Commercial and multi-family ........................................              172,244               165,905
                                                                                ---------------------------------
Total first mortgage loans ...........................................            1,168,903             1,112,465
                                                                                ---------------------------------
Consumer:
  Second mortgages ...................................................               67,538                67,290
  Home equity lines of credit ........................................               46,288                44,308
  Other ..............................................................                3,862                 5,060
                                                                                ---------------------------------
Total consumer loans .................................................              117,688               116,658
                                                                                ---------------------------------
Total loans ..........................................................            1,286,591             1,229,123
                                                                                ---------------------------------
Add (Less):
  Allowance for loan losses ..........................................               (6,249)               (6,284)
  Unamortized premium ................................................                  655                   639
  Net deferred loan fees .............................................                6,476                 5,440
                                                                                ---------------------------------
                                                                                        882                  (205)
                                                                                ---------------------------------
                                                                                $ 1,287,473           $ 1,228,918
                                                                                =================================

At June 30, 2004, there were no commitments to sell loans. At June 30, 2003, there were $11,496,000 of one- to four-family mortgage loans included in loans held for sale and there were commitments to sell these loans.

Non-accruing loans at June 30, 2004 and 2003 were $2,182,000 and $1,682,000, respectively, which represents 0.17% and 0.14%, respectively, of total loans outstanding. The total interest income that would have been recorded for the years ended June 30, 2004 and 2003, had these loans been current in accordance with their original terms, or since the date of origination if outstanding for only part of the year, was approximately $113,000 and $82,000, respectively.

At June 30, 2004 and 2003 there were no impaired loans.

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

The following is an analysis of the allowance for loan losses:

                                                    Year ended June 30,
                                            -----------------------------------
                                             2004           2003          2002
                                            -----------------------------------
                                                      (In thousands)

Balance, beginning of year ...........      $ 6,284       $ 5,821       $ 4,248
Provisions for losses on loans .......           --           525         1,625
Losses charged to allowance ..........          (35)          (62)          (52)
                                            -----------------------------------
Balance, end of year .................      $ 6,249       $ 6,284       $ 5,821
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

At June 30, 2004 and 2003, the commercial and multi-family real estate loan portfolio totaled $172,244,000 and $165,905,000, respectively. These loans are considered by management to be of somewhat greater risk of collectibility due to their dependency on income production. Nearly all of the Company's commercial and multi-family real estate loans were collateralized by real estate located in New Jersey. Commercial and multi-family real estate loans collateralized by multi-family or mixed use properties were $47,890,000 and $49,448,000 at June 30, 2004 and 2003, respectively. In addition, at June 30, 2004 and 2003, the commercial and multi-family real estate loan portfolio included $1,590,000 and $1,793,000, respectively, of lines of credit secured by non-real estate business assets. Furthermore, there were $11,001,000 and $10,848,000 of loans outstanding at June 30, 2004 and 2003, respectively, under the accounts receivable financing program for small and mid-sized businesses. The remaining loans in this portfolio were collateralized by other types of non-residential, commercial real estate properties.

Loans serviced for others totaled approximately $66,329,000 and $86,994,000 at June 30, 2004 and 2003, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, collection activities and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges assessed to borrowers, such as late payment fees. In connection with these loans serviced for others, the Company held borrowers' escrow balances of $1,064,000 and $943,000 at June 30, 2004 and 2003, respectively.

F. Premises and Equipment, Net

                                                                  June 30,
                                                            --------------------
                                                              2004        2003
                                                            --------------------
                                                               (In thousands)

Land .................................................      $ 5,577      $ 5,575
Buildings and improvements ...........................       18,017       16,717
Leasehold improvements ...............................        2,139        1,795
Furniture and equipment ..............................       15,255       14,602
                                                            --------------------

                                                             40,988       38,689
Less: accumulated depreciation and amortization ......       19,298       17,586
                                                            --------------------
                                                            $21,690      $21,103
                                                            ====================



                               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------------------------------------------------
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

G. Real Estate Owned

                                                                                                         June 30,
                                                                                                   ------------------
                                                                                                    2004        2003
                                                                                                   ------------------
                                                                                                      (In thousands)
Acquired by foreclosure or deed in lieu of foreclosure .................................           $  50        $ 110
Allowance for losses on real estate owned ..............................................             (50)         (82)
                                                                                                   ------------------
Real estate owned, net .................................................................           $  --        $  28
                                                                                                   ==================

Results of real estate operations were as follows:

                                                                                            Year ended June 30,
                                                                                     -------------------------------
                                                                                      2004          2003        2002
                                                                                     -------------------------------
                                                                                               (In thousands)
Net gain on sales of real estate owned ...............................               $  57          $ --       $ 218
Holding costs, net ...................................................                   1             3         (80)
Provision for losses on real estate owned ............................                  --            --         (51)
                                                                                     -------------------------------
Net gain from real estate operations .................................               $  58         $   3       $  87
                                                                                     ===============================

Activity in the allowance for losses on real estate owned was as follows:

                                                                                            Year ended June 30,
                                                                                     -------------------------------
                                                                                      2004          2003        2002
                                                                                     -------------------------------
                                                                                               (In thousands)
Balance, beginning of year ...........................................               $  82         $  82       $  31
Provisions charged to operations .....................................                  --            --          51
Losses charged to allowance ..........................................                 (32)           --          --
                                                                                     -------------------------------
Balance, end of year .................................................               $  50         $  82       $  82
                                                                                     ===============================

H. Deposits

                                                                           June 30, 2004            June 30, 2003
                                                                      -------------------------------------------------
                                                                                   Weighted                  Weighted
                                                                                    Average                   Average
                                                                        Amount  Interest Rate    Amount   Interest Rate
                                                                      -------------------------------------------------
                                                                                 (Dollars in thousands)
Non-interest-bearing demand ....................................      $   66,991              $   61,163
Interest-bearing demand ........................................          84,118      0.21%       88,931       0.24%
Money market accounts ..........................................          18,501      0.66        22,804       0.74
Savings accounts ...............................................         418,678      2.57       355,118       2.51

Certificates with remaining maturities of:
   One year or less ............................................         351,646      2.73       373,753       2.57
   Over one year to three years ................................         199,240      3.02       166,337       4.38
   Over three years to five years ..............................          47,725      4.07        25,242       4.07
                                                                      ----------              ----------
Total certificates .............................................         598,611      2.93       565,332       3.17
Accrued interest payable .......................................           1,201                   1,318
                                                                      ----------              ----------
                                                                      $1,188,100      2.41%   $1,094,666       2.49%
                                                                      ==========              ==========

The aggregate amount of accounts with a denomination of $100,000 or more was approximately $374,179,000 and $236,991,000 at June 30, 2004 and 2003,
respectively.


                                           PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------------------
                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

I. Federal Home Loan Bank of New York Advances and Other Borrowings

The following table presents Federal Home Loan Bank of New York ("FHLB of New
York") advances at the earlier of the callable date or maturity date:

                                                                         June 30, 2004                  June 30, 2003
                                                                  -------------------------------------------------------------
                                                                                   Weighted                          Weighted
                                                                                    Average                          Average
                                                                   Amount        Interest Rate      Amount        Interest Rate
                                                                  -------------------------------------------------------------
                                                                                      (Dollars in thousands)
Within one year ..........................................        $160,000            5.86%        $ 79,000            5.48%
After one year but within two years ......................         130,000            5.24          160,000            5.86
After two years but within three years ...................          40,465            5.51          130,000            5.24
After three years but within four years ..................          55,000            5.49           40,465            5.51
After four years but within five years ...................              --              --           45,000            5.60
After five years .........................................          90,000            6.29           50,000            6.61
                                                                  --------                         --------
                                                                  $475,465            5.70%        $504,465            5.66%
                                                                  ========                         ========

The FHLB of New York advances are all fixed rate borrowings collateralized either under a Listing Only pledge agreement by one- to four-family mortgage loans or with investment and mortgage-backed securities.

At June 30, 2004, the Company had available from the FHLB of New York an overnight repricing line of credit and a one-month overnight repricing line of credit, each in the amount $50,000,000. Both credit lines renew annually and currently expire in May 2005. Each line of credit has a variable interest rate. At June 30, 2004 and 2003, there were no overnight borrowings under either credit line. In addition, the Company had available overnight variable repricing lines of credit with other correspondent banks totaling $80,000,000. There were $7,000,000 of borrowings under these lines at June 30, 2004 with an interest rate of 1.56%. There were no borrowings under these lines at June 30, 2003. The Company also has a $10,000,000 unsecured revolving line of credit. This line of credit has a variable interest rate tied to 30-day LIBOR. At June 30, 2004, the Company had $9,892,000 of borrowings under this line of credit with an interest rate of 2.63%. Borrowings under this line at June 30, 2003 were $7,294,000 with an interest rate of 2.82%.

From time to time, the Company enters into sales of securities under agreements to repurchase ("reverse repurchase agreements"). These agreements are accounted for as financing arrangements and the obligations to repurchase securities sold are reflected as other borrowings in the accompanying Consolidated Statements of Financial Condition. The reverse repurchase agreements are collateralized by investment and mortgage-backed securities which continue to be carried as assets by the Company, with a carrying value of $45,240,000 and $20,224,000 and a market value of $44,191,000 and $20,687,000 at June 30, 2004 and 2003,
respectively. Based on the provisions of these reverse repurchase agreements, counterparties are not permitted to sell or repledge the collateral pledged by the Company.

The following table presents reverse repurchase agreements at the earlier of the callable date or the maturity date:

                                                                         June 30, 2004                  June 30, 2003
                                                                  -------------------------------------------------------------
                                                                                   Weighted                          Weighted
                                                                                    Average                          Average
                                                                   Amount        Interest Rate      Amount        Interest Rate
                                                                  -------------------------------------------------------------
                                                                                      (Dollars in thousands)
Within one year ..........................................        $ 17,468            1.21%        $ 19,350            4.92%
After one year but within five years .....................          24,986            3.23               --              --
                                                                  --------                         --------
                                                                  $ 42,454            2.40%        $ 19,350            4.92%
                                                                  ========                         ========

The average balance of reverse repurchase agreements for the years ended June 30, 2004 and 2003 was $22,488,000 and $19,350,000, respectively.

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

J. Junior Subordinated Deferrable Interest Debentures

In 2001, PennFed formed Trust II, which on March 28, 2001 sold $12.0 million of 10.18% cumulative trust preferred securities in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act"). Trust II used the proceeds from the sale of its trust preferred securities and from the sale of $0.4 million of its common securities to PennFed to purchase $12.4 million of 10.18% junior subordinated deferrable interest debentures issued by PennFed, which are the sole assets of Trust II. These junior subordinated deferrable interest debentures mature in 2031 and are redeemable at any time after ten years. The obligations of PennFed related to Trust II constitute a full and unconditional guarantee by PennFed of Trust II obligations under its trust preferred securities. PennFed used the proceeds from the junior subordinated deferrable interest debentures for general corporate purposes, including a $4.2 million capital contribution to the Bank to support growth.

In 2003, PennFed formed Trust III, which on June 2, 2003 sold $30.0 million of variable rate cumulative trust preferred securities in a private transaction exempt from registration under the Act. Trust III used the proceeds from the sale of its trust preferred securities and from the sale of $0.9 million of its common securities to PennFed to purchase $30.9 million of variable rate junior subordinated deferrable interest debentures issued by PennFed, which are the sole assets of Trust III. These junior subordinated deferrable interest debentures mature in 2033 and are redeemable at any time after five years. The interest rate on the $30.0 million of trust preferred securities and the $30.9 million junior subordinated deferrable interest debentures resets quarterly and was 4.77% and 4.52% at June 30, 2004 and 2003, respectively. The obligations of PennFed related to Trust III constitute a full and unconditional guarantee by PennFed of Trust III obligations under its trust preferred securities. PennFed used the proceeds from the junior subordinated deferrable interest debentures together with available cash to redeem $34.5 million of 8.90% cumulative trust preferred securities issued by PennFed Capital Trust I in October 1997.

K. Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated Deferrable Interest Debentures

In 1997, PennFed formed a wholly-owned trust subsidiary, PennFed Capital Trust I (the "Trust I"). On October 21, 1997, Trust I sold $34.5 million of 8.90% cumulative trust preferred securities to the public which are reflected on the Consolidated Statements of Financial Condition as Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated Deferrable Interest Debentures. Trust I used the proceeds from the sale of its trust preferred securities to purchase 8.90% junior subordinated deferrable interest debentures issued by PennFed. On June 3, 2003, the Company redeemed the $34.5 million of 8.90% junior subordinated deferrable interest debentures, which resulted in the trustee redeeming the related trust preferred securities issued by Trust I.

Distributions payable on these trust preferred securities have historically been included as a component of non-interest expense on the Consolidated Statements of Income.

L. Employee Benefit Plans

401(K) Plan

The Company's employee benefits include the Penn Federal Savings Bank 401(k) Plan (the "Plan"). All employees of the Company who work at least 1,000 hours per year and are at least 20 1/2 years old are eligible to participate in the Plan. The Plan provides for a discretionary Company match of employee contributions. For the years ended June 30, 2004, 2003 and 2002, expense related to the Plan was $106,000, $139,000 and $155,000, respectively. At June 30, 2004 and 2003, the Plan assets included common stock of the Company with a market value of $831,000 and $782,000, respectively.

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

The ESOP borrowed $4,760,000 from PennFed and purchased 952,000 shares of common stock issued in the Conversion. This loan has been repaid from discretionary contributions by the Bank to the ESOP trust. The Bank has continued to make contributions to the ESOP in amounts at least equal to the principal and interest requirement of the debt, assuming a ten year term and an interest rate of 7.46%. Annual contributions to the ESOP, which are used to fund principal and interest payments on the ESOP debt, total $692,000. At June 30, 2004, the loan has been paid in full and there were no unallocated shares. At June 30, 2003, the loan had an outstanding balance of $644,000 and the ESOP had unallocated shares of 128,830. The unamortized balance of the ESOP debt is reflected as a reduction of stockholders' equity.

For the years ended June 30, 2004, 2003 and 2002, the Bank recorded compensation expense related to the ESOP of $4,045,000, $3,105,000 and $2,494,000,
respectively. The compensation expense related to the ESOP includes $3,453,000, $2,606,000 and $2,020,000, respectively, for a valuation adjustment to reflect the increase in the average fair value of allocated shares for the period from the time of purchase to the allocation date. The ESOP allocated 128,830, 119,886 and 111,564 shares for the years ended June 30, 2004, 2003 and 2002, respectively, to participants in the plan.

Stock Option Plan

In connection with the Conversion, the Company established the 1994 Stock Option and Incentive Plan ("Option Plan"). The Option Plan was subsequently amended to increase the number of shares of common stock available for awards thereunder from 1,190,000 to 1,671,246. The exercise price for the options granted under the Option Plan cannot be less than the fair market value of the Company's common stock on the date of the grant. The options are granted, and the terms of the options are established, by the Compensation Committee of the Board of Directors. Transactions during the years ended June 30, 2004, 2003 and 2002 relating to the Option Plan are as follows:

                                                                      Weighted
                                                                       Average
                                                                      Exercise
                                                    Options            Price
                                                    --------------------------
Balance, June 30, 2001 ................             1,423,367         $   9.86
     Granted ..........................                    --               --
     Exercised ........................              (224,851)            6.90
     Expired ..........................                    --               --
     Forfeited ........................                    --               --
                                                    --------------------------
Balance, June 30, 2002 ................             1,198,516            10.42
     Granted ..........................                    --               --
     Exercised ........................               (86,913)            6.80
     Expired ..........................                    --               --
     Forfeited ........................                    --               --
                                                    --------------------------
Balance, June 30, 2003 ................             1,111,603            10.73
     Granted ..........................                    --               --
     Exercised ........................              (343,481)            5.56
     Expired ..........................                    --               --
     Forfeited ........................                    --               --
                                                    --------------------------
Balance, June 30, 2004 ................               768,122         $  14.10
                                                    ==========================

All options previously granted were accounted for in accordance with Accounting Principles Bulletin No. 25, "Accounting for Stock Issued to Employees." Pro forma net income and earnings per share calculated as if the Company had accounted for employee stock options and other stock based compensation under the fair value method would equal the amounts presented within the consolidated statements of income for each of the three years in the period ended June 30, 2004.

At June 30, 2004, 2003 and 2002, 768,122 options, 1,108,603 options and
1,192,516 options were exercisable, respectively, with exercise prices ranging from $5.25 to $17.19.

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2004:

                                                              Weighted
                                       Number                  Average
              Exercise               Outstanding              Remaining
               Prices             at June 30, 2004              Life
           ------------------------------------------------------------

               $ 5.25                  159,820               0.33 years
               $ 7.94                  124,950               2.06
               $13.88                   38,600               3.06
               $16.81                   59,252               5.08
               $17.19                  385,500               3.44
                                      ---------
           $5.25 to $17.19             768,122               2.68 years
                                      =========

Supplemental Executive Retirement Plan and Director's Retirement Plan

The Company currently provides for a Supplemental Executive Retirement Plan ("SERP") and a Director's Retirement Plan ("DP") for certain key executive employees and directors. Benefits provided are based primarily on years of service and compensation or fees. Both plans are unfunded and at June 30, 2004 and 2003, the benefit obligation of $387,000 and $117,000, respectively, is included in accounts payable and other liabilities in the Consolidated Statements of Financial Condition. For both periods the assumptions used in calculating the benefit obligation included a 4% compensation increase rate and a discount rate of 3%. The accounting for these postretirement benefits is in accordance with Statement of Financial Accounting Standards No. 87 "Employer's Accounting for Pensions." The Company does not expect to make any contributions to these plans during the next fiscal year.

Net periodic pension cost for the Company's SERP and DP included the following components:

                                                Year ended June 30, 2004
                                              -----------------------------
                                                SERP                    DP
                                              -----------------------------
                                                      (In thousands)
Service cost ...........................      $ 227                   $  40
Interest cost ..........................          9                       2
Amortization of prior service cost .....         (6)                     (2)
                                              -----------------------------
Net periodic pension expense ...........      $ 230                   $  40
                                              =============================

M. Income Taxes

The income tax provision is comprised of the following components:

                                                     Year ended June 30,
                                              ---------------------------------
                                                2004         2003         2002
                                              ---------------------------------
                                                        (In thousands)
Current provision ......................      $ 6,380     $  9,646      $ 8,432
Deferred expense (benefit) .............          163       (1,539)        (396)
                                              ---------------------------------
Total income tax provision .............      $ 6,543     $  8,107      $ 8,036
                                              =================================


                           PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------------------------------------
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

Income taxes payable is included in Accounts payable and other liabilities in the Consolidated Statements of Financial Condition at June 30, 2004 and 2003.
The financial statements also include a net deferred tax asset of $1.4 million that has been recorded for the temporary differences between the tax basis and the financial statement carrying amounts of assets and liabilities. The source of these temporary differences and their deferred tax effect at June 30, 2004 and 2003 is as follows:

                                                                                         June 30,
                                                                               --------------------------
                                                                                 2004              2003
                                                                               --------------------------
                                                                                      (In thousands)
Deferred tax assets:
  Allowance for loan losses .............................................      $ 2,544            $ 2,149
  Environmental reserves ................................................          135                 16
  Deposit premium intangible ............................................        2,223              1,746
  Depreciation ..........................................................          170                598
  SERPand DP accrual ....................................................          158                 --
  New Jersey Alternative Minimum Assessment credit ......................          310                 --
  State net operating loss carryforward .................................          593                 --
                                                                               --------------------------
Total deferred tax assets ...............................................        6,133              4,509
Valuation allowance .....................................................       (1,130)                --
                                                                               --------------------------
Deferred tax asset after valuation allowance ............................        5,003              4,509
                                                                               --------------------------
Deferred tax liabilities:
  Deferred loan fees ....................................................        3,333              2,596
  Purchase accounting ...................................................          155                133
  Servicing asset .......................................................          138                101
  Commitments to sell loans .............................................           --                139
  Unrealized gain on investment securities available for sale ...........           20                 97
                                                                               --------------------------
Total deferred tax liabilities ..........................................        3,646              3,066
                                                                               --------------------------
Net deferred tax asset ..................................................      $ 1,357            $ 1,443
                                                                               ==========================

A reconciliation of the statutory income tax provision to the effective income tax provision is as follows:

                                                                              Year ended June 30,
                                                                      ----------------------------------
                                                                        2004           2003        2002
                                                                      ----------------------------------
                                                                                 (In thousands)
Income tax provision at statutory rate ......................         $ 6,510        $ 7,644     $ 7,917
Amortization of intangibles .................................               1             18          44
State and local income tax provision ........................             180            598          64
Increase in BOLI ............................................            (179)            --          --
Other, net ..................................................              31           (153)         11
                                                                      ----------------------------------
Total income tax provision ..................................         $ 6,543        $ 8,107     $ 8,036
                                                                      ==================================

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

The Company has net operating loss carryforwards of $20.9 million which expire in various years through 2011. The Company has provided a valuation allowance for the state tax benefit of net operating loss carryforwards, tax credits and other temporary differences. Management has estimated that it is more likely than not that it will not be able to utilize these deferred state income tax benefits.

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

N. Commitments and Contingencies

Lease Commitments -- At June 30, 2004, minimum rental commitments under all noncancellable operating leases with initial or remaining terms of more than one year are as follows:

                                                                  Minimum Rent
Year ending June 30,                                             (In thousands)
--------------------                                             --------------
2005 .........................................................       $  601
2006 .........................................................          626
2007 .........................................................          647
2008 .........................................................          553
2009 .........................................................          383
2010 and later ...............................................        2,538
                                                                     ------
                                                                     $5,348
                                                                     ======

Rent expense under long-term operating leases for certain branch offices amounted to $472,000, $348,000 and $341,000 for the years ended June 30, 2004, 2003 and 2002, respectively. Rental income of $534,000, $532,000 and $490,000 for the years ended June 30, 2004, 2003 and 2002, respectively, is netted against occupancy expense in the Consolidated Statements of Income.

Financial Instruments With Off-Balance Sheet Risk -- The Company is a party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments are not recorded on the balance sheet when either the exchange of the underlying asset or liability has not yet occurred. These financial instruments include commitments to extend credit and unused lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Statements of Financial Condition.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

The following summarizes the notional amount of off-balance sheet financial instruments:

                                                                June 30,
                                                        ------------------------
                                                          2004             2003
                                                        ------------------------
                                                             (In thousands)
Commitments to extend credit .................          $15,997          $62,330
Unused lines of credit .......................           89,153           87,522

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

Financial Instruments -- Beginning July 1, 2002, commitments to sell loans have been marked to fair value and included in the Consolidated Statements of Financial Condition. There were no commitments to sell loans as of June 30, 2004. At June 30, 2003, the fair value of commitments to sell loans was $231,000. The commitments to extend credit on these loans sold forward at June 30, 2003 amounted to $33,696,000 and are off-balance sheet financial instruments.

Other Contingencies -- In 1987, the New Jersey Department of Environmental Protection ("NJDEP") conducted an environment contamination investigation of the Orange Road branch site of First Federal Savings and Loan Association of Montclair ("First Federal"). Prior to the acquisition by First Federal, the location was used as a gasoline service station. On August 16, 1989, the NJDEP issued a "no further action" letter to First Federal with regard to this site. The Bank acquired First Federal effective September 11, 1989. Notwithstanding the earlier "no further action" letter, on June 25, 1997, the NJDEP issued a letter demanding that Penn Federal Savings Bank develop a remedial action work plan for the Orange Road branch site as a result of an investigation conducted on behalf of an adjacent property owner. The Bank disputed the NJDEP

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

position that Penn Federal Savings Bank was a responsible party. On July 1, 1998, the NJDEP issued a letter determining that Penn Federal Savings Bank, Mobil Oil Corporation (now ExxonMobil) and the former gasoline service station owner were all responsible parties for the clean up at the subject site. In order to comply with the NJDEP directive, the Bank entered into a cost sharing arrangement with ExxonMobil whereby ExxonMobil agreed to develop and implement the remedial action work plan required by the NJDEP.

Although the Company had expected to address the environmental situation with natural remediation, based upon the results of recent testing conducted at the site, it now appears that some degree of active ground water remediation will more likely be required at the site. The ExxonMobil cost estimate for active ground water remediation is $595,000 and is to be shared 50% by ExxonMobil and 50% by the Bank under the cost sharing arrangement. At June 30, 2004, after recording a $298,000 environmental expense in fiscal 2004, a contingent environmental liability of $328,000 was included in accounts payable and other liabilities on the Company's Consolidated Statements of Financial Condition. Based upon the most current information available, management believes the total current liability of $328,000 represents the most likely liability at this time.

The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. At the present time, management does not anticipate losses on any of these claims or actions which would have a material adverse effect on the accompanying consolidated financial statements.

O. Stockholders' Equity and Regulatory Capital

During the year ended June 30, 2004, the Company repurchased 396,100 shares of its outstanding common stock at prices ranging from $27.68 to $36.06 per share, for a total cost of $12,908,000. During fiscal 2004, the Company changed its state of incorporation from Delaware to Maryland. Under the laws of the State of Maryland, shares repurchased are not considered treasury stock. Rather, the shares acquired constitute authorized but unissued shares. Accordingly, as of June 30, 2004, the Company has reclassified the cost of treasury stock by reducing common stock, additional paid-in capital and retained earnings based on the proceeds received for stock in the initial public offering. During the year ended June 30, 2003, the Company repurchased 600,000 shares of its outstanding common stock. The prices paid for the repurchased shares ranged from $25.35 to $28.30 per share, for a total cost of $16,106,000. During the year ended June 30, 2002, the Company repurchased 500,000 shares of its outstanding common stock at prices ranging from $19.25 to $27.14 per share, for a total cost of $11,119,000.

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

Upon announcement that any person or group has become an Acquiring Person and unless the Board acts to redeem the Rights, then ten business days after such announcement (the "Flip-in Date"), each Right (other than Rights beneficially owned by any Acquiring Person or transferee thereof, which Rights become void) will entitle the holder to purchase, for the $135.00 exercise price, a number of shares of the Company's common stock having an aggregate market value of $270.00. In addition, if, after the Acquiring Person gains control of the Board, the Company is involved in a merger with any person or sells more than 50% of its assets or earning power to any person (or has entered into an agreement to do either of the foregoing), and, in the case of a merger, an Acquiring Person will receive different treatment than other stockholders, each Right will entitle its holder to purchase, for the $135.00 exercise price, a number of shares of common stock of such other person having an aggregate market value of $270.00. If any person or group acquires between 15% and 50% of the Company's common stock, the Board may, at its option, require the Rights to be exchanged for common stock of the Company. The Rights generally may be redeemed by the Board for $0.01 per Right prior to the Flip-in Date.

The Bank is subject to various regulatory capital requirements administered by the OTS. Failure to meet minimum capital requirements could result in certain mandatory and possible discretionary actions by the OTS that, if undertaken, could have


                                           PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------------
                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific quantitative capital guidelines.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of tangible capital of not less than 1.5% of tangible assets, core capital of not less than 4% of adjusted tangible assets and risk-based capital of not less than 8% of risk-weighted assets. As of June 30, 2004, the Bank met all capital adequacy requirements to which it was subject.

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

                                                                                                                    To Be Well
                                                                                                                Capitalized Under
                                                                                     For Minimum Capital        Prompt Corrective
                                                                 Actual               Adequacy Purposes         Action Provisions
                                                        ----------------------------------------------------------------------------
                                                          Amount        Ratio         Amount        Ratio       Amount         Ratio
                                                        ----------------------------------------------------------------------------
                                                                                   (Dollars in thousands)
As of June 30, 2004
   Tangible capital, and ratio to
    adjusted total assets .......................       $163,676        8.61%       $ 28,509        1.50%           N/A         N/A
   Tier 1 (core) capital, and ratio to
    adjusted total assets .......................       $163,676        8.61%       $ 76,024        4.00%      $ 95,029        5.00%
   Tier 1 (core) capital, and ratio to
    risk-weighted assets ........................       $163,676       16.24%            N/A         N/A       $ 60,468        6.00%
   Risk-based capital, and ratio to
    risk-weighted assets ........................       $169,926       16.86%       $ 80,624        8.00%      $100,781       10.00%

As of June 30, 2003
   Tangible capital, and ratio to
    adjusted total assets .......................       $157,853        8.73%       $ 27,127        1.50%           N/A         N/A
   Tier 1 (core) capital, and ratio to
    adjusted total assets .......................       $157,853        8.73%       $ 72,339        4.00%      $ 90,424        5.00%
   Tier 1 (core) capital, and ratio to
    risk-weighted assets ........................       $157,853       16.54%            N/A         N/A       $ 57,274        6.00%
   Risk-based capital, and ratio to
    risk-weighted assets ........................       $164,241       17.21%       $ 76,366        8.00%      $ 95,457       10.00%

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


                                            PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------------------
                                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

The following table summarizes the Company's capital amounts and ratios under the FRB's capital requirements for bank holding companies.

                                                                                                                To Be Well
                                                                                                             Capitalized Under
                                                                                 For Minimum Capital         Prompt Corrective
                                                                Actual            Adequacy Purposes          Action Provisions
                                                       ------------------------------------------------------------------------
                                                         Amount       Ratio       Amount       Ratio        Amount        Ratio
                                                       ------------------------------------------------------------------------
                                                                                (Dollars in thousands)
As of June 30, 2004
   Tier 1 capital, and ratio to
    adjusted total assets ........................     $155,961       8.19%      $ 76,156       4.00%           N/A        N/A
   Tier 1 capital, and ratio to
    risk-weighted assets .........................     $155,961      15.62%      $ 39,942       4.00%      $ 59,913       6.00%
   Total capital, and ratio to
    risk-weighted assets .........................     $162,211      16.24%      $ 79,883       8.00%      $ 99,854      10.00%

As of June 30, 2003
   Tier 1 capital, and ratio to
    adjusted total assets ........................     $151,260       8.35%      $ 72,441       4.00%           N/A        N/A
   Tier 1 capital, and ratio to
    risk-weighted assets .........................     $151,260      16.00%      $ 37,822       4.00%      $ 56,733       6.00%
   Total capital, and ratio to
    risk-weighted assets .........................     $157,647      16.67%      $ 75,644       8.00%      $ 94,555      10.00%

The Company's trust preferred securities are reflected in its Tier 1 capital in the table above. In response to FIN 46, the FRB proposed a rule on May 6, 2004 relating to the qualification of trust preferred securities as Tier 1 capital for bank holding companies. While no assurance can be given as to what the final rule will provide or as to when or whether the final rule will be adopted, under the proposed rule, trust preferred securities would generally continue to qualify as Tier 1 capital for bank holding companies.

Federal regulations impose certain limitations on the payment of dividends and other capital distributions by the Bank. Under current regulations, savings institutions, such as the Bank, are generally permitted to make capital distributions without OTS approval during any calendar year equal to 100% of calendar year-to-date net income plus retained net income for the two previous calendar years. A savings institution, such as the Bank, which is a subsidiary of a savings and loan holding company, must file a notice of the proposed dividend or other capital distribution with the OTS at least 30 days prior to the declaration of such dividend or distribution. At June 30, 2004, the Bank could have paid dividends totaling approximately $4.0 million.



                                             PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------------
                                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

P. Computation of EPS

The computation of EPS is presented in the following table.

                                                                                            For the year ended June 30,
                                                                             -------------------------------------------------------
                                                                                 2004                  2003                  2002
                                                                             -------------------------------------------------------
                                                                                  (Dollars in thousands, except per share amounts)
Net income .......................................................           $    12,058           $    13,734           $    14,583
                                                                             =======================================================
Number of shares outstanding:
Weighted average shares issued ...................................            11,900,000            11,900,000            11,900,000
Less: Weighted average shares held in treasury ...................             5,077,115             4,764,775             4,383,643
Less: Average shares held by the ESOP ............................               952,000               952,000               952,000
Plus: ESOP shares released or committed to be
        released during the fiscal year ..........................               903,513               778,008               661,256
                                                                             -------------------------------------------------------
Average basic shares .............................................             6,774,398             6,961,233             7,225,613
Plus: Average common stock equivalents ...........................               450,187               524,548               542,809
                                                                             -------------------------------------------------------
Average diluted shares ...........................................             7,224,585             7,485,781             7,768,422
                                                                             =======================================================
Earnings per common share:
   Basic .........................................................           $      1.78           $      1.97           $      2.02
                                                                             =======================================================
   Diluted .......................................................           $      1.67           $      1.83           $      1.88
                                                                             =======================================================



                                             PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------------
                                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

Q. Disclosure About Fair Value of Financial Instruments

The carrying amounts and estimated fair value of the Company's financial instruments at June 30, 2004 and 2003 were as follows:

                                                                              June 30, 2004                     June 30, 2003
                                                                       -------------------------------------------------------------
                                                                        Carrying         Estimated        Carrying         Estimated
                                                                         Amount         Fair Value         Amount         Fair Value
                                                                       -------------------------------------------------------------
                                                                                               (In thousands)
Financial assets:
   Cash and cash equivalents ...................................       $   14,859       $   14,859       $   83,046       $   83,046
   Investment securities .......................................          424,980          417,935          344,239          350,209
   Mortgage-backed securities ..................................          100,079          100,644           93,632           97,138
   FHLB of New York stock ......................................           23,773           23,773           25,223           25,223
                                                                       -------------------------------------------------------------
   Total cash and investments ..................................          563,691          557,211          546,140          555,616
                                                                       -------------------------------------------------------------
   Loans held for sale .........................................               --               --           11,496           11,728
   Loans receivable, less allowance for loan losses ............        1,287,473        1,283,861        1,217,422        1,244,554
                                                                       -------------------------------------------------------------
   Total loans .................................................        1,287,473        1,283,861        1,228,918        1,256,282
   Accrued interest receivable, net ............................           10,195           10,195            8,684            8,684
   Other financial assets ......................................               --               --              231              231
                                                                       -------------------------------------------------------------
Total financial assets .........................................       $1,861,359       $1,851,267       $1,783,973       $1,820,813
                                                                       =============================================================

Financial liabilities:
   Deposits ....................................................       $1,188,100       $1,189,739       $1,094,666       $1,106,213
   FHLB of New York advances ...................................          475,465          509,568          504,465          575,288
   Other borrowings ............................................           59,346           59,283           26,644           27,289
   Junior subordinated deferrable interest debentures ..........           42,037           43,358           30,005           30,005
   Mortgage escrow funds .......................................            9,739            9,739           10,491           10,491

   Net trust preferred securities ..............................               --               --           11,621           14,614
                                                                       -------------------------------------------------------------
Total financial liabilities ....................................       $1,774,687       $1,811,687       $1,677,892       $1,763,900
                                                                       =============================================================

                                                                               June 30, 2004                    June 30, 2003
                                                                       -------------------------------------------------------------
                                                                        Notional        Estimated         Notional         Estimated
                                                                         Amount         Fair Value         Amount         Fair Value
                                                                       -------------------------------------------------------------
                                                                                                (In thousands)
Off-balance sheet financial instruments:
Commitments to extend credit ...................................       $   15,997       $       --       $   62,330         $     --
Unused lines of credit .........................................           89,153               --           87,522               --

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

FHLB of New York Stock -- For this security, the carrying amount, which is par, is a reasonable estimate of fair value. All transactions in the capital stock of the FHLB of New York are executed at par.

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

Accrued Interest Receivable - For this asset, the carrying value is a reasonable estimate of fair value.

Other Financial Assets -- Fair value is based upon current prices in the secondary market for mortgage loans with similar characteristics as the loan commitments.

Deposits -- The fair value of deposits with no stated maturity, such as savings, money market and other demand accounts, is equal to the amount payable on demand as of June 30, 2004 and 2003. Time deposits are segregated by type and original term. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is equivalent to the rate currently offered by the Company for deposits of similar type and maturity.

FHLB of New York Advances -- The fair value of FHLB of New York advances is based on the discounted value of contractual cash flows. The discount rate is equivalent to the rate currently offered by the FHLB of New York on borrowings of similar type and maturity.

Other Borrowings -- For these short-term borrowings, the fair value is based on the discounted value of contractual cash flows. The discount rate is equivalent to the rate currently offered for borrowings of similar type and maturity.

Junior Subordinated Deferrable Interest Debentures -- For these securities, fair value is based on quoted market prices for similar securities.

Mortgage Escrow Funds -- For these short-term liabilities, the carrying amount is a reasonable estimate of fair value.

Net Trust Preferred Securities -- For these securities, fair value is based on a quoted market price or prices for similar securities.

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

The following sets forth an analysis of loans, all of which are current, to directors, officers and employees:

                                                               June 30,
                                                      -------------------------
                                                       2004               2003
                                                      -------------------------
                                                            (In thousands)
Balance, beginning of year .................          $ 8,564           $ 5,990
New loans granted ..........................              951             5,261
Repayments/reductions ......................           (2,413)           (2,687)
                                                      -------------------------
Balance, end of year .......................          $ 7,102           $ 8,564
                                                      =========================

In addition to the above amount of loans, at June 30, 2004 and 2003, there was $46,000 and $40,000, respectively, of outstanding balances on overdraft checking lines for directors, officers and employees.


                                              PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------------
                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

S. Condensed Financial Information of PennFed Financial Services, Inc. (Parent
   Company Only)

The following are the condensed financial statements for PennFed, parent company only, as of June 30, 2004 and 2003 and for the years ended June 30, 2004, 2003 and 2002 and should be read in conjunction with the Notes to Consolidated
Financial Statements.

Condensed Statements of Financial Condition

                                                                                                                 June 30,
                                                                                                    --------------------------------
                                                                                                       2004                   2003
                                                                                                    --------------------------------
                                                                                                              (In thousands)
Assets
Cash ...............................................................................                $     27                $     25
Intercompany overnight investment ..................................................                     640                     528
                                                                                                    --------------------------------
  Total cash and cash equivalents ..................................................                     667                     553
Investment securities held to
  maturity, at amortized cost ......................................................                  10,924                  10,552
Investment in subsidiaries .........................................................                 166,572                 162,633
Prepaid trust preferred securities expenses ........................................                   1,263                   1,301
Accrued interest receivable ........................................................                     293                     264
Other assets .......................................................................                   1,409                     787
                                                                                                    --------------------------------
                                                                                                    $181,128                $176,090
                                                                                                    ================================

Liabilities and Stockholders' Equity
Junior subordinated deferrable interest debentures .................................                $ 43,300                $ 43,300
Intercompany loan payable ..........................................................                   8,400                   8,100
Unsecured revolving line of credit .................................................                   9,892                   7,294
Accrued interest payable ...........................................................                     167                     215
Other accrued expenses and other liabilities .......................................                     970                     346
Stockholders' equity ...............................................................                 118,399                 116,835
                                                                                                    --------------------------------
                                                                                                    $181,128                $176,090
                                                                                                    ================================

Condensed Statements of Operations

                                                                                                      Year ended June 30,
                                                                                           ----------------------------------------
                                                                                               2004            2003            2002
                                                                                           ----------------------------------------
                                                                                                       (In thousands)
Income
Interest income on intercompany balances ...........................................       $     49        $     98        $    158
Interest income on investment securities ...........................................            926             979             988
Other income .......................................................................             --               1               2
                                                                                           ----------------------------------------
                                                                                                975           1,078           1,148
Expenses
Interest expense on junior subordinated deferrable interest debentures .............          2,654           4,291           4,425
Interest on intercompany loan ......................................................            402             431             466
Interest on unsecured revolving line of credit .....................................            143             116              49
Other expenses .....................................................................            578           2,092             492
                                                                                           ----------------------------------------
                                                                                              3,777           6,930           5,432
                                                                                           ----------------------------------------
Loss before undistributed net income of subsidiaries ...............................         (2,802)         (5,852)         (4,284)
Equity in undistributed net income of subsidiaries .................................         13,907          17,583          17,414
                                                                                           ----------------------------------------
Income before income taxes .........................................................         11,105          11,731          13,130
Income tax benefit .................................................................           (953)         (2,003)         (1,453)
                                                                                           ----------------------------------------
Net income .........................................................................       $ 12,058        $ 13,734        $ 14,583
                                                                                           ========================================


                                              PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------------
                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

Condensed Statements of Cash Flows

                                                                                                     Year ended June 30,
                                                                                         ------------------------------------------
                                                                                           2004             2003              2002
                                                                                         ------------------------------------------
                                                                                                        (In thousands)
Cash Flows From Operating Activities:
Net income ......................................................................        $ 12,058         $ 13,734         $ 14,583
Adjustments to reconcile net income to net cash used in
    operating activities:
     Equity in undistributed net income of subsidiaries .........................         (13,907)         (17,583)         (17,414)
     Amortization of investment securities premium ..............................              23               21               19
     Increase (decrease) in accrued interest payable, net of accrued
        interest receivable .....................................................             (77)            (415)              25
     (Increase) decrease in prepaid trust preferred securities
         expense and other assets ...............................................            (584)           1,076              (71)
     Increase (decrease) in accrued expenses and other liabilities ..............             624           (1,350)             311
                                                                                         ------------------------------------------
        Net cash used in operating activities ...................................          (1,863)          (4,517)          (2,547)
                                                                                         ------------------------------------------

Cash Flows From Investing Activities:
  Proceeds from maturities of investment securities .............................           1,605              395               --
  Purchases of investment securities ............................................          (2,000)              --               --
  Investment in Trust I .........................................................              --            1,602               --
  Investment in Trust III .......................................................              --             (928)              --
  Dividends received from subsidiary bank .......................................          12,478           21,334            8,327
  Proceeds from principal repayment on ESOP loan ................................             644              600              557
                                                                                         ------------------------------------------
     Net cash provided by investing activities ..................................          12,727           23,003            8,884
                                                                                         ------------------------------------------

Cash Flows From Financing Activities:
  Increase in unsecured revolving line of credit ................................           2,598            3,330            3,964
  Increase in intercompany loan .................................................             300            1,000               --
  Proceeds from issuance of junior subordinated deferrable interest
     debentures .................................................................              --           30,928               --
  Redemption of junior subordinated deferrable interest debentures ..............              --          (35,568)              --
  Purchases of treasury stock, net of reissuance ................................         (10,998)         (15,516)          (9,567)
  Cash dividends paid ...........................................................          (2,650)          (2,772)          (1,676)
                                                                                         ------------------------------------------
     Net cash used in financing activities ......................................         (10,750)         (18,598)          (7,279)
                                                                                         ------------------------------------------

Net increase (decrease) in cash and cash equivalents ............................             114             (112)            (942)
Cash and cash equivalents, beginning of year ....................................             553              665            1,607
                                                                                         ------------------------------------------

Cash and cash equivalents, end of year ..........................................        $    667         $    553         $    665
                                                                                         ==========================================


                                    PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
----------------------------------------------------------------------------------------------------------------------
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

T. Quarterly Financial Data (Unaudited)

                                                                                Quarter ended
                                                          ------------------------------------------------------------
                                                                        2003                            2004
                                                          ------------------------------------------------------------
                                                          September 30      December 31      March 31          June 30
                                                          ------------------------------------------------------------
                                                                      (In thousands, except per share amounts)
Total interest income ...........................             $23,741         $23,658         $24,326          $24,551
Total interest expense ..........................              14,804          14,620          14,598           14,652
                                                              --------------------------------------------------------
Net interest income .............................               8,937           9,038           9,728            9,899
Provision for loan losses .......................                  --              --              --               --
Non-interest income .............................               2,010           1,564           1,374            1,481
Non-interest expenses ...........................               5,699           6,257           6,637            6,837
Income tax expense ..............................               1,875           1,464           1,499            1,705
                                                              --------------------------------------------------------
  Net income ....................................             $ 3,373         $ 2,881         $ 2,966          $ 2,838
                                                              ========================================================
Net income per common share:
  Basic .........................................             $  0.50         $  0.42         $  0.44          $  0.42
                                                              ========================================================
  Diluted .......................................             $  0.47         $  0.40         $  0.41          $  0.40
                                                              ========================================================

                                                                                Quarter ended
                                                          ------------------------------------------------------------
                                                                        2002                            2003
                                                          ------------------------------------------------------------
                                                          September 30      December 31      March 31          June 30
                                                          ------------------------------------------------------------
                                                                      (In thousands, except per share amounts)
Total interest income ...........................             $29,001         $27,361         $25,576          $24,433
Total interest expense ..........................              17,211          16,410          14,787           14,548
                                                              --------------------------------------------------------
Net interest income .............................              11,790          10,951          10,789            9,885
Provision for loan losses .......................                 225             200             100               --
Non-interest income .............................               1,582           2,059           2,013            2,417
Non-interest expenses ...........................               7,117           6,812           7,024            8,167
Income tax expense ..............................               2,206           2,174           2,106            1,621
                                                              --------------------------------------------------------
  Net income ....................................             $ 3,824         $ 3,824         $ 3,572          $ 2,514
                                                              ========================================================
Net income per common share:
  Basic .........................................             $  0.54         $  0.55         $  0.51          $  0.37
                                                              ========================================================
  Diluted .......................................             $  0.50         $  0.51         $  0.48          $  0.34
                                                              ========================================================

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

No information is required to be disclosed under this item.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:

An evaluation of the Registrant's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Act")) was carried out as of June 30, 2004 under the supervision and with the participation of the Registrant's Chief Executive Officer, Chief Financial Officer and several other members of the Registrant's senior management. The Registrant's Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2004, the Registrant's disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the Registrant's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b) Changes in Internal Controls:

During the quarter ended June 30, 2004, the Company changed the internal controls over financial reporting for the servicing of one- to four-family loans and commercial and multi-family real estate loans, excluding lines of credit and accounts receivable financing. The loan servicing activities for these loans are now performed by a third party under the supervision of management. Management has reviewed the design of internal control over financial reporting as it relates to loan servicing as of June 30, 2004 and believes that the related internal controls over financial reporting are effective.

Except as noted above, during the quarter ended June 30, 2004, no change occurred in the Registrant's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting.

Item 9B. Other Information

No information is required to be disclosed under this item.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Information Concerning Directors and Executive Officers

Information concerning Directors of the Registrant is incorporated herein by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 27, 2004, except for information contained under the headings "Audit Committee Reports," "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year. For information concerning Executive Officers of the Registrant who are not also Directors, see "Executive Officers" in Part I of this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by Directors, Officers and ten percent beneficial owners of the Registrant is incorporated herein by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 27, 2004, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Code of Ethics

The Registrant has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, and to all of its other employees and directors. A copy of the Registrant's code of ethics is available on its Internet website, at www.pennfsb.com, under "Investor Relations" on the "Documents" page of the website.

Item 11. Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 27, 2004, except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 27, 2004, except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

The following table sets forth information as of June 30, 2004 with respect to compensation plans under which shares of Company common stock were issued.

                      Equity Compensation Plan Information

                                                                                                          Number of Shares
                                                                                                         Remaining Available
                                                                                                         for Future Issuance
                                                                                                            Under Equity
                                                         Number of Shares to                             Compensation Plans
                                                           be Issued Upon         Weighted-Average        (Excluding Shares
                                                             Exercise of          Exercise Price of       Reflected in the
Plan Category                                            Outstanding Options     Outstanding Options        First Column)
----------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved
  by stockholders(1)....................................        768,122                $14.10                     --
Equity compensation plans not approved
  by stockholders.......................................            N/A                   N/A                   N/A
Total...................................................        768,122                $14.10                     --

--------------------------
(1)The only equity compensation plan approved by stockholders under which there are outstanding awards is the Company's 1994 Stock Option and Incentive Plan.

Item 13. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is incorporated herein by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 27, 2004, except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14. Principal Accountants Fees and Services

Information concerning principal accountants fees and services is incorporated herein by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 27, 2004, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                    PART IV

Item 15. Exhibits and Financial Statement Schedules

      (a) (1) Financial Statements:

      The following information appearing in Part II, Item 8 of this Form 10-K is incorporated herein by reference.

      Report of Independent Registered Public Accounting Firm

        Consolidated Statements of Financial Condition at June 30, 2004 and 2003

        Consolidated Statements of Income for the Years Ended June 30, 2004,
            2003 and 2002

        Consolidated Statements of Comprehensive Income for the Years Ended
            June 30, 2004, 2003 and 2002

        Consolidated Statements of Changes in Stockholders' Equity for the Years
            Ended June 30, 2004, 2003 and 2002

        Consolidated Statements of Cash Flows for the Years Ended June 30, 2004,
            2003 and 2002

        Notes to Consolidated Financial Statements

      (a) (2) Financial Statement Schedules:

      All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a) (3) Exhibits:

Regulation                                                                                                            Reference to
    S-K                                                                                                               Prior Filing
  Exhibit                                                                                                              or Exhibit
  Number                                     Document                                                                    Number
------------------------------------------------------------------------------------------------------------------------------------
    2        Plan of acquisition, reorganization, arrangement, liquidation or succession                                  None
    3 (i)    Articles of Incorporation                                                                                     (a)
    3 (ii)   Bylaws                                                                                                        (a)
    4        Instruments defining the rights of security holders, including indentures                                     (b)
    4 (i)    Stockholder Protection Rights Agreement                                                                       (c)
    9        Voting Trust Agreement                                                                                       None
   10        Material contracts:
             (a) Employee Stock Ownership Plan                                                                             (d)
             (b) 1994 Amended and Restated Stock Option and Incentive Plan                                                 (e)
             (c) Management Recognition Plan                                                                               (d)
             (d) Employment Agreement with Joseph L. LaMonica                                                              (e)
             (e) Employment Agreement with Patrick D. McTernan                                                             (e)
             (f) Employment Agreement with Jeffrey J. Carfora                                                              (f)
             (g) Employment Agreement with Barbara A. Flannery                                                             (e)
             (h) Employment Agreement with Claire M. Chadwick                                                              (g)
             (i) Supplemental Executive Retirement Plan                                                                    (g)
                 (a) First Amendment to the Supplemental Executive Retirement Plan                                         (h)
             (j) Supplemental Executive Death Benefit Plan                                                                 (h)
             (k) Outside Director's Retirement Plan                                                                        (g)
             (l) Form of Consulting Agreement                                                                              (g)
   11        Statement re: computation of per share earnings                                                               11
   12        Statements re: computation ratios                                                                             12
   13        Annual report to security holders                                                                        Not required
   14        Code of Ethics                                                                                                (i)
   16        Letter re: change in certifying accountant                                                                    (j)
   18        Letter re: change in accounting principles                                                                   None
   21        Subsidiaries of the registrant                                                                                21
   22        Published report regarding matters submitted to vote of security holders                                     None
   23        Consents of experts and counsel                                                                               23
   24        Power of Attorney                                                                                            None
   31.1      Certification Required by Securities Exchange Act of 1934 Rule 13a-14(a) (Chief Executive Officer)           31.1
   31.2      Certification Required by Securities Exchange Act of 1934 Rule 13a-14(a) (Chief Financial Officer)           31.2
   32        Certifications Required by Section 1350 of Title 18 of the United States Code                                 32
   99        Additional Exhibits                                                                                     Not applicable

-------------------------
(a)Included as appendices to the Company's definitive proxy statement under the Securities Exchange Act of 1934, filed with the Securities and Exchange Commission on September 22, 2003 (File No. 0-24040). Such previously filed document is hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

(b)The Company hereby agrees to furnish the Securities and Exchange Commission, upon request, the instruments defining the rights of the holders of each issue of the Company's long-term debt.

(c)Filed as an exhibit to the Company's Registration Statement on Form 8-A under the Securities Exchange Act of 1934, filed with the Securities and Exchange Commission on March 28, 1996 as amended on Form 8-A/A (the "Form 8-A/A") filed with the Securities and Exchange Commission on February 11, 1998, as further amended on Form 8-A/A-2 (the "Form 8-A/A-2") filed with the Securities and Exchange Commission on October 14, 1998 and as further amended on Form 8-A/A3 (the "Form 8-A/A-3") filed with the Securities and Exchange Commission on March 1, 2004. The First Amendment to the Stockholders Protection Rights Agreement is filed as an exhibit to the Form 8-A/A, the Second Amendment to the Stockholders Protection Rights Agreement is filed as an exhibit to the Form 8-A/A-2, the Third Amendment to the Stockholder Protection Rights Agreement is filed as an exhibit to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on October 29, 2003 and the Fourth Amendment to the Stockholder Protection Rights Agreement is filed as an exhibit to the Form 8-A/A3. These documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

(d)Filed as exhibits to the Company's Registration Statement on Form S-1 under the Securities Act of 1933, filed with the Securities and Exchange Commission on March 25, 1994 (Registration No. 33-76854). All of such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

(e)Filed as exhibits to the Company's Form 10-K under the Securities Exchange Act of 1934, filed with the Securities and Exchange Commission on September 24, 2001 (File No. 0-24040). All of such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

(f)Filed as an exhibit to the Company's Form 10-Q under the Securities Exchange Act of 1934, filed with the Securities and Exchange Commission on February 14, 2002 (File No. 0-24040). Such previously filed document is hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

(g)Filed as an exhibit to the Company's Form 10-K under the Securities Exchange Act of 1934, filed with the Securities and Exchange Commission on September 22, 2003 (File No. 0-24040). Such previously filed document is hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

(h)Filed as an exhibit to the Company's Form 10-Q under the Securities Exchange Act of 1934, filed with the Securities and Exchange Commission on February 17, 2004 (File No. 0-24040). Such previously filed document is hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

(i)Available on the Company's website.

(j)Filed as an exhibit to the Company's Current Report on Form 8-K under the Securities Exchange Act of 1934, filed with the Securities and Exchange Commission on August 25, 2004 (File No. 0-24040). Such previously filed document is hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PENNFED FINANCIAL SERVICES, INC.


Date: September 13, 2004                    By: /s/ Joseph L. LaMonica
                                                --------------------------------
                                                Joseph L. LaMonica
                                                President and Chief
                                                Executive Officer
                                                (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ Joseph L. LaMonica                        By: /s/ William C. Anderson
    ----------------------------------------          --------------------------
    Joseph L. LaMonica                                William C. Anderson
    President, Chief Executive Officer                Chairman of the Board
    and Director
    (Principal Executive Officer)

Date: September 13, 2004                          Date: September 13, 2004


By: /s/ Patrick D. McTernan                       By: /s/ Amadeu L. Carvalho
    ----------------------------------------          --------------------------
    Patrick D. McTernan                               Amadeu L. Carvalho
    Senior Executive Vice President, General          Director
    Counsel, Secretary and Director

Date: September 13, 2004                          Date: September 13, 2004


By: /s/ Marvin D. Schoonover                      By: /s/ Mario Teixeira, Jr.
    ----------------------------------------          --------------------------
    Marvin D. Schoonover                              Mario Teixeira, Jr.
    Director                                          Director

Date: September 13, 2004                          Date: September 13, 2004


By: /s/ Claire M. Chadwick
    ----------------------------------------
    Claire M. Chadwick
    Executive Vice President,
    Chief Financial Officer and Controller
    (Principal Financial and Accounting Officer)

Date: September 13, 2004