Form 10-Q
period 2004-09-30
PENNFED FINANCIAL SERVICES INC
filed 2004-11-09
CIK 920945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(mark one)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2004

or

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	0-24040

PENNFED FINANCIAL SERVICES, INC. (Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	22-3297339 (I.R.S. Employer Identification No.)

622 Eagle Rock Avenue, West Orange, New Jersey (Address of principal executive offices)	07052-2989 (Zip Code)

(973) 669-7366 (Registrant’s telephone number, including area code)

N/A (Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES |X|.   NO |_|.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES |X|.   NO |_|.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
YES |_|.   NO |_|.

        As of November 5, 2004, there were issued and outstanding 13,786,040 shares of the Registrant’s Common Stock.

PART I — Financial Information
Item 1. Financial Statements

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

	September 30, 2004	June 30, 2004

	(unaudited)	(audited)
	(Dollars in thousands)
ASSETS
Cash and amounts due from depository institutions	$13,390	$14,859
Federal funds sold	—	—

Cash and cash equivalents	13,390	14,859
Investment securities available for sale, at market value, amortized cost of
$4,715 and $4,672 at September 30, 2004 and June 30, 2004	4,853	4,720
Investment securities held to maturity, at amortized cost, market value of
$421,185 and $413,215 at September 30, 2004 and June 30, 2004	420,233	420,260
Mortgage-backed securities held to maturity, at amortized cost, market value
of $94,713 and $100,644 at September 30, 2004 and June 30, 2004	93,025	100,079
Loans receivable, net of allowance for loan losses of $6,070 and $6,249
at September 30, 2004 and June 30, 2004	1,356,581	1,287,473
Premises and equipment, net	21,437	21,690
Real estate owned, net	473	—
Federal Home Loan Bank of New York stock, at cost	22,123	23,773
Accrued interest receivable, net	10,878	10,195
Other intangible assets	907	1,361
Bank owned life insurance (“BOLI”)	12,640	12,512
Other assets	5,712	5,364

	$1,962,252	$1,902,286

LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,236,230	$1,188,100
Federal Home Loan Bank of New York advances	425,465	475,465
Other borrowings	121,747	59,346
Junior Subordinated Deferrable Interest Debentures, net of unamortized issuance expenses of $1,252 and $1,263 at September 30, 2004 and
June 30, 2004	42,048	42,037
Mortgage escrow funds	7,112	9,739
Accounts payable and other liabilities	6,802	9,200

Total liabilities	1,839,404	1,783,887

Stockholders’ Equity:
Serial preferred stock, $.01 par value, 7,000,000 shares authorized,
no shares issued	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 13,778,400 and 13,576,060 shares issued and outstanding at September 30, 2004
and June 30, 2004	138	9
Additional paid-in capital	46,205	42,839
Retained earnings, partially restricted	76,423	75,523
Accumulated other comprehensive income, net of taxes	82	28

Total stockholders’ equity	122,848	118,399

	$1,962,252	$1,902,286

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Income

	Three months ended September 30,

	2004	2003

	(unaudited)	(unaudited)
	(Dollars in thousands, except per share amounts)

Interest and Dividend Income:
Interest and fees on loans	$18,477	$17,260
Interest on federal funds sold	—	71
Interest and dividends on investment securities	6,099	5,282
Interest on mortgage-backed securities	1,229	1,128

	25,805	23,741

Interest Expense:
Deposits	7,012	6,590
Borrowed funds	7,014	7,532
Junior subordinated deferrable interest debentures	708	682

	14,734	14,804

Net Interest and Dividend Income Before Provision
for Loan Losses	11,071	8,937
Provision for Loan Losses	—	—

Net Interest and Dividend Income After Provision
for Loan Losses	11,071	8,937

Non-Interest Income:
Service charges	726	1,303
Net gain from real estate operations	—	—
Net gain on sales of loans	24	334
Other	350	373

	1,100	2,010

Non-Interest Expenses:
Compensation and employee benefits	3,193	3,324
Net occupancy expense	539	423
Equipment	535	486
Advertising	167	56
Amortization of intangibles	453	455
Federal deposit insurance premium	41	44
Other	1,191	911

	6,119	5,699

Income Before Income Taxes	6,052	5,248
Income Tax Expense	2,264	1,875

Net Income	$3,788	$3,373

Weighted average number of common shares outstanding:
Basic	13,735,629	13,522,280

Diluted	14,195,722	14,467,554

Net income per common share:
Basic	$0.28	$0.25

Diluted	$0.27	$0.23

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three months ended September 30,

	2004	2003

	(unaudited)	(unaudited)
	(In thousands)

Net income	$3,788	$3,373
Other comprehensive income, net of tax:
Net unrealized holding gains (losses) arising during period on investment
securities available for sale	54	(55)

Comprehensive income	$3,842	$3,318

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

	For the Three Months Ended September 30, 2004 and 2003

	(unaudited)

	Serial Preferred Stock	Common Stock	Additional Paid-In Capital	Employee Stock Ownership Plan Trust Debt	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock

	(Dollars in thousands, except per share amounts)

Balance at June 30, 2003	$—	$60	$65,689	$(644)	$124,797	$177	$(73,244)
Allocation of Employee Stock
Ownership Plan (“ESOP”) stock				161
ESOP adjustment			890
Purchase of 100,000 shares of
treasury stock							(1,425)
Issuance of 164,298 shares of
treasury stock for options
exercised and Dividend
Reinvestment Plan (“DRP”)					(755)		1,194
Cash dividends of $0.05 per
common share					(663)
Decrease in unrealized gain on
investment securities available
for sale, net of income taxes of
$(12)						(55)
Net income for the three months
ended September 30, 2003					3,373

Balance at September 30, 2003	$—	$60	$66,579	$(483)	$126,752	$122	$(73,475)

Balance at June 30, 2004	$—	$9	$42,839	$—	$75,523	$28	$—
Repurchase of 177,800
outstanding shares		(1)	(444)		(2,272)
Issuance of 380,140 shares of
stock for options exercised and
DRP		2	949		183
Stock options tax adjustment			2,861
Cash dividends of $0.05 per
common share					(671)
Increase in unrealized gain on
investment securities available
for sale, net of income taxes
of $37						54
Declaration of two-for-one split
in the form of a 100% stock
dividend		128			(128)
Net income for the three months
ended September 30, 2004					3,788

Balance at September 30, 2004	$—	$138	$46,205	$—	$76,423	$82	$—

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Three months ended September 30,

	2004	2003

	(unaudited)	(unaudited)
	(In thousands)

Cash Flows from Operating Activities:
Net income	$3,788	$3,373
Adjustments to reconcile net income to net cash provided by
operating activities:
Net gain on sales of loans	(24)	(334)
Proceeds from sales of loans held for sale	4,486	56,649
Amortization of investment and mortgage-backed securities
premium, net	73	205
Depreciation and amortization	446	413
Amortization of cost of stock plans	—	1,051
Tax benefit related to stock options	2,861	—
Amortization of intangibles	453	455
Amortization of premiums on loans and loan fees	468	1,277
Amortization of junior subordinated debentures issuance costs	11	5
Increase in BOLI	(128)	(90)
(Increase) decrease in accrued interest receivable, net of accrued
interest payable	230	(689)
(Increase) decrease in other assets	(348)	1,962
Decrease in accounts payable and other liabilities	(2,434)	(11,576)
Decrease in mortgage escrow funds	(2,627)	(725)
Other, net	5	—

Net cash provided by operating activities	7,260	51,976

Cash Flows from Investing Activities:
Proceeds from maturities of investment securities	—	30,000
Purchases of investment securities held to maturity	—	(39,994)
Purchases of investment securities available for sale	(43)	(43)
Proceeds from principal repayments of mortgage-backed securities	7,009	20,894
Purchases of mortgage-backed securities	—	(9,991)
Net outflow from loan originations net of principal repayments of loans	(74,669)	(15,074)
Purchases of premises and equipment	(197)	(843)
Net inflow from real estate owned activity	157	—
Purchase of BOLI	—	(12,000)
Redemptions of Federal Home Loan Bank of New York stock	1,650	—

Net cash used in investing activities	(66,093)	(27,051)

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	47,217	(14,413)
Increase in advances from the Federal Home Loan Bank of New York
and other borrowings	19,475	—
Repayment of advances from the Federal Home Loan Bank of New
York and other borrowings	(50,000)	(9,000)
Increase (decrease) in other short term borrowings	42,926	(2,254)
Cash dividends paid	(671)	(663)
Repurchases of outstanding shares, net of reissuances	(1,583)	(986)

Net cash provided by (used in) financing activities	57,364	(27,316)

Net Decrease in Cash and Cash Equivalents	(1,469)	(2,391)
Cash and Cash Equivalents, Beginning of Period	14,859	83,046

Cash and Cash Equivalents, End of Period	$13,390	$80,655

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	Three months ended September 30,

	2004	2003

	(unaudited)	(unaudited)
	(In thousands)

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$13,521	$14,090

Income taxes	$200	$—

Supplemental Schedule of Non-Cash Activities:
Transfer of loans receivable to loans held for sale, at cost	$4,462	$56,350

Transfer of loans receivable to real estate owned, net	$630	$—

See notes to consolidated financial statements.

PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The interim consolidated financial statements of PennFed Financial Services, Inc. (“PennFed”) and subsidiaries (with its subsidiaries, the “Company”) include the accounts of PennFed and its subsidiaries (including Penn Federal Savings Bank (the “Bank”)). These interim consolidated financial statements included herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2004. The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. There were no adjustments of a non-recurring nature recorded during the three months ended September 30, 2004 and 2003. The interim results of operations presented are not necessarily indicative of the results for the full year.

Stock Option Plans. All options previously granted under the Company’s 1994 Stock Option and Incentive Plan were accounted for in accordance with Accounting Principles Bulletin No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense has been recognized for the stock options. Pro forma net income and earnings per share calculated as if the Company had accounted for employee stock options and other stock based compensation under the fair value method would equal the amounts presented within the consolidated statements of income for the three months ended September 30, 2004 and 2003.

2. Supplemental Executive Retirement Plan and Director’s Retirement Plan

The Company currently provides for a Supplemental Executive Retirement Plan (“SERP”) and a Director’s Retirement Plan (“DP”) for certain key executive employees and directors. Benefits provided are based primarily on years of service and compensation or fees. Both plans are unfunded and at September 30, 2004, the benefit obligation of $464,000 is included in accounts payable and other liabilities in the Consolidated Statements of Financial Condition. The assumptions used in calculating the benefit obligation included a 4% compensation increase rate and a discount rate of 3%. The accounting for these postretirement benefits is in accordance with Statement of Financial Accounting Standards No. 87 “Employer’s Accounting for Pensions.” The Company does not expect to make any contributions to these plans during the fiscal year ending June 30, 2005.

Net periodic pension cost for the Company’s SERP and DP included the following components:

	Three months ended September 30,

	2004		2003

	SERP	DP	SERP	DP

	(In thousands)

Service cost	$61	$11	$57	$10
Interest cost	7	1	2	1
Amortization of prior service cost	(2)	(1)	(1)	(1)

Net periodic pension expense	$66	$11	$58	$10

3. Computation of Earnings Per Share (“EPS”)

The computation of EPS is presented in the following table. All share and share related amounts reflect the effect of a stock split described in Note 5.

	Three months ended September 30,

	2004	2003

	(Dollars in thousands, except per share amounts)

Net income	$3,788	$3,373

Number of shares outstanding:
Weighted average shares issued and outstanding	13,735,629	13,715,524
Less: Average shares held by the ESOP	—	1,904,000
Plus: ESOP shares released or committed to be released
during the fiscal year	—	1,710,756

Average basic shares	13,735,629	13,522,280
Plus: Average common stock equivalents	460,093	945,274

Average diluted shares	14,195,722	14,467,554

Earnings per common share:
Basic	$0.28	$0.25

Diluted	$0.27	$0.23

4. Stockholders’ Equity and Regulatory Capital

During the three months ended September 30, 2004, the Company repurchased 177,800 shares (split adjusted) of its outstanding common stock at prices ranging from $14.88 to $15.73 per share, for a total cost of $2,717,000.

The Bank’s regulatory capital amounts and ratios are presented in the following table.

	Actual		For Minimum Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of September 30, 2004
Tangible capital, and ratio to
adjusted total assets	$168,108	8.58%	$29,392	1.50%	N/A	N/A
Tier I (core) capital, and ratio to
adjusted total assets	$168,108	8.58%	$78,379	4.00%	$97,973	5.00%
Tier I (core) capital, and ratio to
risk-weighted assets	$168,108	16.16%	N/A	N/A	$62,410	6.00%
Risk-based capital, and ratio to
risk-weighted assets	$174,216	16.75%	$83,214	8.00%	$104,017	10.00%

As of June 30, 2004
Tangible capital, and ratio to
adjusted total assets	$163,676	8.61%	$28,509	1.50%	N/A	N/A
Tier I (core) capital, and ratio to
adjusted total assets	$163,676	8.61%	$76,024	4.00%	$95,029	5.00%
Tier I (core) capital, and ratio to
risk-weighted assets	$163,676	16.24%	N/A	N/A	$60,468	6.00%
Risk-based capital, and ratio to
risk-weighted assets	$169,926	16.86%	$80,624	8.00%	$100,781	10.00%

The previous table reflects information for the Bank. Savings and loan holding companies, such as PennFed, are not subject to capital requirements for capital adequacy purposes or for prompt corrective action requirements. Bank holding companies, however, are subject to capital requirements established by the Board of Governors of the Federal Reserve System (the “FRB”).

The following table summarizes the Company’s capital amounts and ratios under the FRB’s capital requirements for bank holding companies.

	Actual		For Minimum Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of September 30, 2004
Tier I capital, and ratio to
adjusted total assets	$162,440	8.27%	$78,557	4.00%	N/A	N/A
Tier I capital, and ratio to
risk-weighted assets	$162,440	15.74%	$41,286	4.00%	$61,929	6.00%
Total capital, and ratio to
risk-weighted assets	$168,548	16.33%	$82,572	8.00%	$103,214	10.00%

As of June 30, 2004
Tier I capital, and ratio to
adjusted total assets	$155,961	8.19%	$76,156	4.00%	N/A	N/A
Tier I capital, and ratio to
risk-weighted assets	$155,961	15.62%	$39,942	4.00%	$59,913	6.00%
Total capital, and ratio to
risk-weighted assets	$162,211	16.24%	$79,883	8.00%	$99,854	10.00%

5. Stock Split

On September 29, 2004, the Company’s Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend, payable on October 29, 2004 to common stockholders of record as of October 15, 2004. All share and share related amounts reflect the effect of the stock split.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Allowance for Loan Losses - The allowance for loan losses is established through charges to income based on management’s evaluation of the probable credit losses presently inherent in its loan portfolio. This evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, loan classifications, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience, portfolio growth and composition and other factors that warrant recognition in providing for an adequate loan loss allowance.

Loan losses are charged against the allowance for loan losses when management believes that the recovery of principal is unlikely. If, as a result of loans charged off or increases in the size or risk characteristics of the loan portfolio, the allowance is below the level considered by management to be adequate to absorb loan losses on existing loans, the provision for loan losses is increased to the level considered necessary to provide an adequate allowance. The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluations of the collectibility of the loans. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrowers’ ability to pay. Economic conditions may result in the necessity to change the allowance in order to react to deteriorating financial conditions of the Company’s borrowers. As a result, additional provisions on existing loans may be required in the future if borrowers’ financial conditions deteriorate or if real estate values decline.

Where appropriate, reserves are allocated to individual loans that exhibit observed or probable credit weakness. For example, reserves may be specifically assigned for loans that are 90 days or more past due, loans where the borrower has filed for bankruptcy or loans identified by the Company’s internal loan review process. Reserves are based upon management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Company. For loans not subject to specific reserve allocations, historical loss rates by loan category are applied. A reserve is maintained to recognize the imprecision in estimating and measuring loss when evaluating reserves for individual loans or pools of loans. Reserves on individual loans are reviewed no less frequently than quarterly and adjusted as appropriate.

The Company has not substantively changed any aspect of its overall approach in its determination of the level of the allowance for loan losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance.

Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company’s allowance will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Company’s allowance for loan losses. These agencies may require the Company to record additions to the allowance level based upon their assessment of the information available to them at the time of examination.

Accounting for Income Taxes - In the accounting for income taxes, the Company records amounts that represent taxes payable for the current year as well as deferred tax assets and liabilities arising from transactions that have differing effects for financial statements and tax returns. Judgement is required in assessing the future tax effects of transactions that have been recognized in the Company’s consolidated financial statements or tax returns. Fluctuations in the actual tax effects in future years could have an impact on the Company’s consolidated financial condition or results of operations.

Forward-Looking Statements

When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission (the “SEC”), in the Company’s press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates and demand for loans in the Company’s market area, the relationship of short-term interest rates to long-term interest rates, competition and terrorist acts that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above, as well as other factors, could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company will not undertake – and specifically declines any obligation – to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of these statements or to reflect the occurrence of anticipated or unanticipated events.

Overview

PennFed has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Company has 24 full service branch offices in New Jersey. The Company attracts deposits from the general public and uses these deposits, together with borrowings and other funds, to originate and purchase one- to four-family residential mortgage loans, and, to a lesser extent, to originate commercial and multi-family real estate and consumer loans. The Company also invests in mortgage-backed securities secured by one- to four-family residential mortgages and U.S. government agency obligations. Through a relationship with an unaffiliated third party, the Company offers insurance and uninsured non-deposit investment products to the Company’s customers and members of the general public. A wholly-owned subsidiary of the Company participates in the ownership of a title insurance agency.

PennFed’s loan portfolio growth is dependent primarily on its ability to provide the products and services that meet the needs of the customers in its market area. The Company offers fixed rate, adjustable rate and balloon mortgage loans for residential and commercial purposes, as well as home equity, consumer loans and non-mortgage business loans, with a variety of terms. Residential first mortgage loans are the largest part of the portfolio, representing approximately 78.6% at September 30, 2004. The level of interest rates also has a significant impact on the ability of the Company to originate loans and on the amount of prepayment activity and loan sales by the Company. Since June 30, 2004, the Company’s net loans receivable increased $69.1 million. This increase was primarily attributable to strong loan origination levels and a slowdown in prepayments. During the three months ended September 30, 2004, the Company sold $4.5 million of loans as a means to assist in the management of interest rate risk.

The retention and the recruitment of profitable deposit customers are vital to PennFed’s ability to generate liquid funds and to support the growth of non-interest income. The Company offers a number of different deposit products and uses this product mix along with a strong focus on customer service to attract customers and to build depositor relationships. The level of interest rates also has a significant influence on the level of the Company’s deposits. Since June 30, 2004, deposits increased $48.1 million, primarily due to a $12.7 million increase in core deposits (checking, money market and savings accounts), the addition of $20.0 million of brokered certificates of deposit and growth in medium-term retail certificates of deposit. The increase in core deposits was accomplished through a combination of desirable product features, focused marketing campaigns and competitive interest rates.

PennFed’s future loan and deposit growth is to a large extent directly tied in to the level of interest rates. If long-term interest rates rise, origination levels may be reduced from the prior year. Growth in the loan pipeline will depend on the Company’s ability to aggressively seek out customers in spite of the higher cost of residential and commercial borrowing. With rising interest rates, loan origination volumes would likely be lower than recent years and a reduction in the prepayment of loans currently in portfolio would be expected. The Company has reinstituted its loan sale strategy with respect to new residential loan product in order to assist in the management of risk associated with keeping longer term loans on the balance sheet. With respect to deposits, increasing interest rates would provide the Company with an additional opportunity for attracting depositors, some of whom may have sought higher returns with mutual funds and other non-deposit investment products when market rates were lower. The Company remains confident that by offering competitively priced products and by striving for superior service, it will be able to maintain profitable levels of loans and deposits during the current fiscal year.

The Company’s results of operations are dependent primarily on net interest income, which is the difference between the income earned on its loan, mortgage-backed securities and investment portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. General economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities, also significantly affect the Company’s results of operations. Future changes in applicable laws, regulations or government policies may also have a material impact on the Company.

The lower level of prepayments experienced during the three months ended September 30, 2004 positively impacted PennFed’s interest income and contributed to growth in the average balance of loans outstanding, when compared to the prior year period. The Company’s interest income is primarily driven by interest earned on residential first mortgage loans, which increased $1.4 million in the three months ended September 30, 2004 compared to the same period in the prior year. The strong origination levels and the significant slowdown in the amount of prepayments, relative to the prior year period, have contributed to the increase in residential first mortgage interest income. Overall, net interest income increased $2.1 million during the current year period compared to the prior year period and the net interest margin increased from 2.11% for the three months ended September 30, 2003 to 2.38% during the three months ended September 30, 2004. Lower cost of funds on other borrowings due to the interest rate environment and the maturity of FHLB of New York advances were the primary factors responsible for a decrease of $518,000 in interest expense on FHLB of New York advances and other borrowings for the current year period compared to the prior year period. A slowdown in loan prepayments, growth in the loan portfolio and the repricing of certain deposits and other borrowings contributed to an expansion in the net interest margin.

With a slowdown in refinance activity, non-interest income has decreased compared to the level seen in the prior year period. Loan service fees related to modifications and prepayments were not at the levels seen in the three months ended September 30, 2003, when interest rates caused many customers to refinance their loans or modify to reduce the interest rate of their loans.

While non-interest expenses for the three months ended September 30, 2004 reflected the end of costs associated with funding the Company’s Employee Stock Ownership Plan (shares became fully allocated in the 2004 fiscal year), current expenses included a much less expensive replacement benefit plan (essentially an increase in the 401(k) match) as well as costs associated with the three branches opened during or since September 2003.

PennFed’s future earnings are inherently tied to the level of interest rates prevailing in the environment in which the Company operates. If interest rates increase, the Company’s interest expense on deposits and wholesale borrowings will increase at a faster pace than the effects will be seen in the Company’s interest income on loans. This effect on interest expense is due to the short-term repricing characteristics of a portion of the Company’s deposit and borrowing portfolios. As for interest income, loan commitments, generally locked in at receipt, will result in loans closed at below-market rates should rates continue to rise. As interest rates rise, a decline in loan prepayments will reduce cashflows available for reinvestment at higher rates. By emphasizing the origination of adjustable rate and biweekly loan products and continuing the sale of long-term fixed rate residential loans, while also focusing on increasing the balance of core and longer term certificates of deposit products and borrowings, PennFed can position itself to mitigate the effects of rising interest rates.

Financial Condition

Assets. Total assets increased $60.0 million to $1.962 billion at September 30, 2004 from total assets of $1.902 billion at June 30, 2004. When compared to June 30, 2004, the increase at September 30, 2004 was primarily due to a $69.1 million increase in net loans receivable, reflecting strong loan origination levels and a slowdown in loan prepayment activity.

Liabilities. Deposits increased $48.1 million to $1.236 billion at September 30, 2004 from $1.188 billion at June 30, 2004. An increase in core deposits (checking, money market and savings accounts) of $12.7 million and the addition of $20.0 million of wholesale certificates of deposit, coupled with growth in medium-term retail certificates of deposit, accounted for the increase. At September 30, 2004, Federal Home Loan Bank (“FHLB”) of New York advances and other borrowings totaled $547.2 million, reflecting a $12.4 million increase from the $534.8 million at June 30, 2004.

Stockholders’ Equity. Stockholders’ equity at September 30, 2004 totaled $122.8 million compared to $118.4 million at June 30, 2004. The increase primarily reflects the net income recorded for the three months ended September 30, 2004 and the exercise of stock options, including the related tax effect, partially offset by the repurchase of 177,800 shares of the Company’s outstanding stock at an average price of $15.27 per share and the declaration of a cash dividend.

Results of Operations

General. For the three months ended September 30, 2004, net income was $3.8 million, or $0.27 per diluted share, compared to net income of $3.4 million, or $0.23 per diluted share, for the comparable prior year period. Earnings per share amounts reflect the effect of a stock split described in Note 5. — Stock Split, in the Notes to Consolidated Financial Statements.

Interest and Dividend Income. Interest and dividend income for the three months ended September 30, 2004 increased to $25.8 million from $23.7 million for the three months ended September 30, 2003. In general, the increase in interest and dividend income reflects a higher level of interest-earning assets due to strong originations and the slowdown in prepayments in the Company’s loan and mortgage-backed securities portfolios during the current year period. The effects of the increase were slightly offset by a lower yield earned on assets as a result of prepayments of higher yielding loans and the origination of loans at lower market interest rates during the last year. Average interest-earning assets were $1.881 billion for the three months ended September 30, 2004 compared to $1.716 billion for the comparable prior year period. The average yield earned on interest-earning assets decreased to 5.47% for the three months ended September 30, 2004 from 5.51% for the three months ended September 30, 2003.

Interest income on residential one- to four-family mortgage loans for the three months ended September 30, 2004 increased $1.4 million when compared to the prior year period. The increase in interest income on residential one- to four-family mortgage loans was due to an increase in the average balance of residential one- to four-family mortgage loans outstanding to $1.044 billion from $927.7 million for the prior year period, as the result of strong origination levels and a slowdown in prepayments during the current year period. Somewhat offsetting the increase in interest income on residential one- to four-family mortgage loans for the three months ended September 30, 2004 was a slight decrease in the average yield earned on this loan portfolio to 5.32% for the three months ended September 30, 2004 from 5.39% for the comparable prior year period, reflecting the payoff or refinance of higher yielding loans and the origination of lower yielding loans over the last twelve months.

For the three months ended September 30, 2004, interest income on commercial and multi-family real estate loans was relatively unchanged when compared to the prior year period. The average outstanding balance of commercial and multi-family real estate loans increased $9.6 million for the three months ended September 30, 2004, when compared to the prior year period. The effects of the increase in the average balance of commercial and multi-family real estate loans was offset by a decrease in the average yield earned on this loan portfolio. The average yield decreased to 6.88% for the three months ended September 30, 2004, compared to 7.48% for the three months ended September 30, 2003. As with other loans, the payoff of higher yielding loans and the origination of loans at lower market interest rates has resulted in a decline in the yield of the commercial and multi-family real estate loan portfolio.

Interest income on consumer loans decreased $93,000 for the three months ended September 30, 2004, when compared to the prior year period. The decrease in interest income for this loan portfolio was reflective of the lower market interest rates. The average yield earned on consumer loans decreased to 5.21% for the three months ended September 30, 2004 from 5.65% for the prior year period. The effects of the lower average yield were nearly offset by an increase of $2.8 million in the average balance outstanding for the three months ended September 30, 2004, when compared to the prior year period.

Interest income on investment securities and other interest-earning assets increased $817,000 for the three months ended September 30, 2004 compared to the prior year period. The increase in interest income on investment securities and other interest-earning assets for the three months ended September 30, 2004 was due to a $58.2 million increase in the average balance outstanding, when compared to the prior year period. As a partial offset to the reduction in loans and mortgage-backed securities during the past year due to increased prepayments, additional investment securities were purchased. Further adding to the increase in interest income on investment securities and other interest-earning assets for the three months ended September 30, 2004 was a slight increase in the average yield earned on these securities and other interest-earning assets. The average yield increased to 5.42% for the three months ended September 30, 2004, compared to 5.39% for the three months ended September 30, 2003.

Interest income on the mortgage-backed securities portfolio increased $101,000 for the three months ended September 30, 2004, when compared to the prior year period. The average balance outstanding of mortgage-backed securities increased $7.1 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. As with investment securities, the purchase of mortgage-backed securities periodically over the last twelve months was used as a partial offset to the reduction in loans and mortgage-backed securities during the past year due to increased prepayments. In addition, the increase in interest income on mortgage-backed securities was partially attributable to an increase in the average yield earned on this securities portfolio to 5.09% for the three months ended September 30, 2004 compared to 5.05% for the prior year period.

Interest Expense. Interest expense decreased $70,000 for the three months ended September 30, 2004, when compared to the prior year period. While the Company’s cost of funds decreased, total average deposits and borrowings increased. The average rate on deposits and borrowings was 3.22% for the three months ended September 30, 2004, down from 3.55% for the prior year period, as a result of lower market interest rates. Total average deposits and borrowings increased $162.6 million for the three months ended September 30, 2004, when compared to the three months ended September 30, 2003.

For the three months ended September 30, 2004, the average rate paid on deposits decreased to 2.30% from 2.43% for the three months ended September 30, 2003. Average deposit balances increased $132.8 million from $1.074 billion for the three months ended September 30, 2003 to $1.207 billion for the current year period. The growth in deposits is partially reflective of the addition of three new branches opened during or since September 2003 and the addition of wholesale certificates of deposit.

The average cost of FHLB of New York advances for the three months ended September 30, 2004 increased to 5.71% from 5.66% for the three months ended September 30, 2003 while the average balance of FHLB of New York advances decreased $69.9 million during the current year period, when compared to the prior year period. For the three months ended September 30, 2004, the average balance of other borrowings increased $99.7 million when compared to the three months ended September 30, 2003. The average rate paid on other borrowings decreased significantly to 2.22% for the three months ended September 30, 2004 from 4.50% for the comparable prior year period.

Net Interest and Dividend Income. Net interest and dividend income before provision for loan losses for the three months ended September 30, 2004 was $11.1 million compared to $8.9 million recorded in the prior year period. Average net interest-earning assets increased $2.6 million for the three months ended September 30, 2004, when compared to the prior year period. The net interest rate spread and net interest margin for the three months ended September 30, 2004 were 2.25% and 2.38%, respectively, an increase from 1.96% and 2.11% for the three months ended September 30, 2003. The net interest margin expanded during the current year period when compared to the prior year period principally due to a slowdown in loan prepayments, growth in the loan portfolio and the repricing of certain deposits and other borrowings.

Provision for Loan Losses. There was no provision for loan losses recorded for the three months ended September 30, 2004, which is consistent with the continuation of the Company’s historically low levels of non-accruing loans and loan chargeoffs. There was also no loan loss provision recorded in the comparable prior year period. Management believes the current allowance for loan losses is adequate to absorb probable losses on existing loans that may become uncollectible. The allowance for loan losses at September 30, 2004 was $6.1 million compared to $6.2 million at June 30, 2004. The allowance for loan losses as a percentage of non-accruing loans was 365.88% at September 30, 2004, compared to 286.39% at June 30, 2004. Non-accruing loans were $1.7 million at September 30, 2004 compared to $2.2 million at June 30, 2004. The allowance for loan losses as a percentage of total loans at September 30, 2004 was 0.45% compared to 0.48% at June 30, 2004, primarily due to the increase in the balance of the overall loan portfolio. See the discussion in this Form 10-Q under “Critical Accounting Policies”.

Non-Interest Income. For the three months ended September 30, 2004, non-interest income was $1.1 million compared to $2.0 million for the prior year period. The decrease in non-interest income for the three months ended September 30, 2004 was primarily due to decreases in service charges and net gain on sales of loans, when compared to the prior year period.

Service charge income for the three months ended September 30, 2004 was $726,000, reflecting a decrease of $577,000 from the $1.3 million recorded for the prior year period. Service charges decreased during the three months ended September 30, 2004 principally due to a decline in fees associated with various loan prepayments and/or modifications.

During the three months ended September 30, 2004, the net gain on sales of loans was $24,000 compared to $334,000 for the three months ended September 30, 2003. Approximately $2.6 million of conforming, fixed rate one- to four-family residential mortgage loans were sold into the secondary market during the three months ended September 30, 2004. During the three months ended September 30, 2003, approximately $38.5 million of conforming, fixed rate one- to four-family residential mortgage loans were sold into the secondary market. The reduction in loan sales can be attributed to a reduction in origination volumes coupled with borrowers’ increased interest in adjustable rate and biweekly loans, which are retained in portfolio. During the current year period, the Company also sold approximately $1.9 million of fixed rate one- to four-family residential mortgage loans to another financial institution, compared to $17.7 million sold to other financial institutions during the three months ended September 30, 2003.

Non-Interest Expenses. Non-interest expenses for the three months ended September 30, 2004 were $6.1 million, or 1.26% of average assets. For the comparable prior year period, non-interest expenses were $5.7 million, or 1.28% of average assets. While current period expense levels reflect the end of costs associated with funding the Company’s Employee Stock Ownership Plan (“ESOP”), expenses in the current year period include a much less expensive replacement benefit plan for the ESOP, increased advertising expense and costs associated with the three branches opened during or since September 2003.

Income Tax Expense. Income tax expense was $2.3 million for the three months ended September 30, 2004 compared to $1.9 million for the three months ended September 30, 2003. The effective tax rate for the three months ended September 30, 2004 was 37.4% compared to 35.7% for the three months ended September 30, 2003. The increase in the effective tax rate was primarily due to adjustments in valuation allowances established against state deferred tax assets.

Analysis of Net Interest Income

The following table sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and the Consolidated Statements of Income for the three months ended September 30, 2004 and 2003 and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived from average daily balances. The average balance of loans receivable includes non-accruing loans. The yields and costs include fees which are considered adjustments to yields.

	Three Months Ended September 30,

	2004			2003

	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate (1)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate (1)

	(Dollars in thousands)
Interest-earning assets:
One- to four-family mortgage
loans	$1,043,983	$13,919	5.32%	$927,739	$12,530	5.39%
Commercial and multi-family real
estate loans	170,603	2,988	6.88	161,036	3,067	7.48
Consumer loans	119,621	1,570	5.21	116,774	1,663	5.65

Total loans receivable	1,334,207	18,477	5.51	1,205,549	17,260	5.70

Federal funds sold	—	—	—	28,745	71	0.97
Investment securities and other	450,365	6,099	5.42	392,195	5,282	5.39
Mortgage-backed securities	96,538	1,229	5.09	89,398	1,128	5.05

Total interest-earning assets	1,881,110	$25,805	5.47	1,715,887	$23,741	5.51

Non-interest earning assets	61,912			63,256

Total assets	$1,943,022			$1,779,143

Deposits and borrowings:
Money market and demand deposits	$167,246	$95	0.23%	$172,117	$87	0.20%
Savings deposits	428,319	2,416	2.24	360,394	2,289	2.52
Certificates of deposit	611,354	4,501	2.92	541,653	4,214	3.09

Total deposits	1,206,919	7,012	2.30	1,074,164	6,590	2.43

FHLB of New York advances	432,992	6,315	5.71	502,865	7,260	5.66
Other borrowings	123,338	699	2.22	23,688	272	4.50
Junior subordinated debentures	42,042	708	6.66	41,999	682	6.42

Total deposits and borrowings	1,805,291	$14,734	3.22	1,642,716	$14,804	3.55

Other liabilities	17,785			18,828

Total liabilities	1,823,076			1,661,544
Stockholders’ equity	119,946			117,599

Total liabilities and stockholders’
equity	$1,943,022			$1,779,143

Net interest income and net
interest rate spread		$11,071	2.25%		$8,937	1.96%

Net interest-earning assets and
interest margin	$75,819		2.38%	$73,171		2.11%

Ratio of interest-earning assets to
deposits and borrowings			104.20%			104.45%

(1)  Annualized.

Non-Performing Assets

The table below sets forth the Company’s amounts and categories of non-performing assets. Loans are placed on non-accrual status when the collection of principal or interest becomes delinquent more than 90 days. There are no loans delinquent more than 90 days which are still accruing. Real estate owned represents assets acquired in settlement of loans (generally through foreclosure or a deed in lieu) and is shown net of valuation allowances.

	September 30, 2004	June 30, 2004

	(Dollars in thousands)
Non-accruing loans:
One- to four-family	$1,632	$2,158
Commercial and multi-family	—	—
Consumer	27	24

Total non-accruing loans	1,659	2,182

Real estate owned, net	473	—

Total non-performing assets	2,132	2,182

Total risk elements	$2,132	$2,182

Non-accruing loans as a percentage of total loans	0.12%	0.17%

Non-performing assets as a percentage of total assets	0.11%	0.11%

Total risk elements as a percentage of total assets	0.11%	0.11%

Interest Rate Sensitivity

Interest Rate Sensitivity Gap. The interest rate risk inherent in assets and liabilities may be determined by analyzing the extent to which such assets and liabilities are “interest rate sensitive” and by measuring an institution’s interest rate sensitivity “gap.” An asset or liability is said to be interest rate sensitive within a defined time period if it matures or reprices within that period. The difference or mismatch between the amount of interest-earning assets maturing or repricing within a defined period and the amount of interest-bearing liabilities maturing or repricing within the same period is defined as the interest rate sensitivity gap. An institution is considered to have a negative gap if the amount of interest-bearing liabilities maturing or repricing within a specified time period exceeds the amount of interest-earning assets maturing or repricing within the same period. If more interest-earning assets than interest-bearing liabilities mature or reprice within a specified period, then the institution is considered to have a positive gap. Accordingly, in a rising interest rate environment, in an institution with a negative gap, the cost of its rate sensitive liabilities would theoretically rise at a faster pace than the yield on its rate sensitive assets, thereby diminishing future net interest income. In a falling interest rate environment, a negative gap would indicate that the cost of rate sensitive liabilities would decline at a faster pace than the yield on rate sensitive assets and improve net interest income. For an institution with a positive gap, the reverse would be expected.

At September 30, 2004, the Company’s total deposits and borrowings maturing or repricing within one year exceeded its total interest-earning assets maturing or repricing within one year by $88.8 million, representing a one year negative gap of 4.52% of total assets, compared to a one year negative gap of $148.6 million, or 7.81%, of total assets at June 30, 2004. The Company’s gap position changed from June 30, 2004 primarily due to a decline in market interest rates, which resulted in a moderate increase in prepayment activity assumptions on loans and mortgage-backed securities. The accelerated cash flows were also affected by the early redemption of a callable agency security. Additionally, due to the recent decrease in long-term interest rates, certain investment securities with callable features are now assumed to be redeemed within one year. Furthermore, the short-term estimated cash flows of the Company’s interest-bearing liabilities decreased due to the extension of medium-term borrowings and certificates of deposits maturing beyond one year.

In evaluating the Company’s exposure to interest rate risk, certain limitations inherent in the method of interest rate gap analysis must be considered. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgages, have features which restrict changes in interest rates in the short-term and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the gap position. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. The Company considers all of these factors in monitoring its exposure to interest rate risk.

Net Portfolio Value. The Company’s interest rate sensitivity is regularly monitored by management through additional interest rate risk (“IRR”) measures, including an IRR “Exposure Measure” or “Post-Shock” NPV ratio and a “Sensitivity Measure.” A low Post-Shock NPV ratio indicates greater exposure to IRR. Greater exposure can result from a high sensitivity to changes in interest rates. The Sensitivity Measure is the change in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. At least quarterly, and generally monthly, management models the change in net portfolio value (“NPV”) over a variety of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. An NPV ratio, in any interest rate scenario, is defined as the NPV in that rate scenario divided by the market value of assets in the same scenario. Assumptions used in calculating interest rate sensitivity are periodically reviewed and modified as appropriate.

As of September 30, 2004, due to historically low interest rate levels, the effect of a 2% decrease in interest rates could not be simulated. As of September 30, 2004, the Bank’s internally generated initial NPV ratio was 9.90%. Following a 2% increase in interest rates, the Bank’s Post-Shock NPV ratio was 8.46%. The change in the NPV ratio, or the Bank’s Sensitivity Measure, was negative 1.44%. As of September 30, 2004, the Company’s internally generated initial NPV ratio was 9.53%, the Post-Shock ratio was 8.04%, and the Sensitivity Measure was negative 1.49%. As of June 30, 2004, the Bank’s Post-Shock NPV ratio and Sensitivity Measure were 7.87% and negative 1.72%, respectively, and the Company’s Post-Shock NPV ratio and Sensitivity Measure were 7.30% and negative 1.91%, respectively. Both the Post-Shock NPV ratio and the Sensitivity Measure improved since June 30, 2004. The improvement in the Sensitivity Measure is primarily attributable to a decline in the projected duration of assets and an extension in the duration of liabilities. Asset duration decreased principally due to a moderate increase in prepayment estimates due to a decline in longer term market rates. Liability duration increased with the extension of wholesale borrowing maturities, growth in core deposit balances and longer term certificates of deposit. Variances between the Bank’s and the Company’s NPV ratios are attributable to balance sheet items which are adjusted during consolidation, such as investments, intercompany borrowings and capital.

Internally generated NPV measurements are based on simulations which utilize institution specific assumptions, including discount and decay rates, and generally result in lower levels of presumed interest rate risk than Office of Thrift Supervision (“OTS”) measurements indicate.

The OTS measures the Bank’s IRR on a quarterly basis using data from the quarterly Thrift Financial Reports filed by the Bank with the OTS, coupled with non-institution specific assumptions which are based on national averages. As of June 30, 2004 (the latest date for which information is available), the Bank’s initial NPV ratio, as measured by the OTS, was 8.82%, the Bank’s Post-Shock ratio was 4.77% and the Sensitivity Measure was negative 4.05%.

In addition to monitoring NPV and gap, management also monitors the duration of assets and liabilities and the effects on net interest income resulting from parallel and non-parallel increases or decreases in rates.

At September 30, 2004, based on its internally generated simulation models, the Company’s consolidated net interest income projected for one year forward would decrease 5.3% from the base case, or current market, as a result of an immediate and sustained 2% increase in interest rates. Although interest rates are not expected to rise 2% immediately, interest rate projections over the next year assume a rise in interest rates and a tightening of the rate spread between the 3-month U.S. treasury bill and the 10-year U.S. treasury bond. If short term rates rise more quickly than long term rates, interest rate risk measures would be expected to improve but earnings would likely be negatively affected.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, and borrowings from the FHLB of New York. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are more influenced by interest rates, general economic conditions and competition. The Company has competitively set rates on deposit products for selected terms and, when necessary, has supplemented deposits with longer-term or less expensive alternative sources of funds.

The Bank maintains appropriate levels of liquid assets. The Company’s most liquid assets are cash and cash equivalents, U.S. government agency securities and mortgage-backed securities. The levels of these assets are dependent on the Bank’s operating, financing, lending and investing activities during any given period.

In the event the Company should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of FHLB of New York advances, reverse repurchase agreements and various overnight repricing lines of credit. The Company uses its liquid resources principally to fund maturing certificates of deposit and deposit withdrawals, to purchase loans and securities, to fund existing and future loan commitments, and to meet operating expenses. Management believes that loan repayments and other sources of funds will be adequate to meet the Company’s foreseeable liquidity needs. Future liquidity requirements are not expected to be significantly different from historical experience.

The Company’s cash needs for the three months ended September 30, 2004 were provided by operating activities, including the sale of loans, an increase in deposits, an increase in other borrowings, and principal repayments of loans and mortgage-backed securities. During the three months ended September 30, 2004, the cash provided was used to repay FHLB of New York advances and other borrowings and to fund investing activities, which included the origination of loans. During the three months ended September 30, 2003, the cash needs of the Company were provided by operating activities, including the sale of loans, proceeds from maturities of investment securities and principal repayments of loans and mortgage-backed securities. During this period, the cash provided was used for investing activities, which included the origination of loans and the purchase of investment and mortgage-backed securities, as well as to fund a decrease in deposits and the repayment of FHLB of New York advances and other borrowings. Additionally, during the three months ended September 30, 2003, the cash provided was used to fund an investment in BOLI.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s most significant form of market risk is interest rate risk, as the majority of its assets and liabilities are sensitive to changes in interest rates. See the discussion in this Form 10-Q under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Interest Rate Sensitivity.”

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures:

An evaluation of the Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of September 30, 2004 under the supervision and with the participation of the Registrant’s Chief Executive Officer, Chief Financial Officer and several other members of the Registrant’s senior management. The Registrant’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2004, the Registrant’s disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the Registrant’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Controls:

During the quarter ended September 30, 2004, no change occurred in the Registrant’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II — Other Information

Item 1.	Legal Proceedings None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s stock repurchase activity for each month during the three months ended September 30, 2004. All shares repurchased during the three months ended September 30, 2004 were repurchased in the open market.

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan

Repurchases for the Month

July 1 - July 31, 2004	—	—	—	447,800
August 1 - August 31, 2004	128,200	$15.21	128,200	319,600
Sept. 1 - Sept. 30, 2004	49,600	$15.43	49,600	270,000

Total repurchases	177,800	$15.27	177,800

At September 30, 2004, the Company had one repurchase plan under which it had not yet completed all approved repurchases. This repurchase plan was publicly announced February 27, 2004 and authorized the Company to repurchase up to 5%, or 670,000, of its outstanding shares over the following 18 months.

Item 3.	Defaults Upon Senior Securities None.

Item 4.	Submission of Matters to a Vote of Security Holders None.

Item 5.	Other Information None.

Item 6.	Exhibits See Exhibit Index.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 9, 2004 ———————– Date	PENNFED FINANCIAL SERVICES, INC. By: /s/ Joseph L. LaMonica —————————————— Joseph L. LaMonica President and Chief Executive Officer (Principal Executive Officer)
November 9, 2004 ———————– Date	By: /s/ Claire M. Chadwick —————————————— Claire M. Chadwick Executive Vice President, Chief Financial Officer and Controller (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number

2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None
3 (i)	Articles of Incorporation	(a)
3 (ii)	Bylaws	(a)
4	Instruments defining the rights of security holders, including indentures	(b)
4 (i)	Stockholder Protection Rights Agreement	(c)
10	Material contracts:
	(a) Employee Stock Ownership Plan	(d)
	(b) 1994 Amended and Restated Stock Option and Incentive Plan	(e)
	(c) Employment Agreement with Joseph L. LaMonica	(f)
	(d) Employment Agreement with Patrick D. McTernan	(f)
	(e) Employment Agreement with Jeffrey J. Carfora	(f)
	(f) Employment Agreement with Barbara A. Flannery	(f)
	(g) Employment Agreement with Claire M. Chadwick	(f)
	(h) Employment Agreement with Maria F. Magurno	(f)
	(i) Supplemental Executive Retirement Plan	(g)
	(a) First Amendment to the Supplemental Executive Retirement Plan	(h)
	(j) Supplemental Executive Death Benefit Plan	(h)
	(k) Outside Director’s Retirement Plan	(g)
	(m) Form of Consulting Agreement	(g)
11	Statement re: computation of per share earnings	11
18	Letter re: change in accounting principles	None
19	Report furnished to security holders	None
22	Published report regarding matters submitted to vote of security holders	None
23	Consents of experts and counsel	None
24	Power of Attorney	None
31.1	Certification Required by Securities Exchange Act of 1934 Rule 13a-14(a)
	(Chief Executive Officer)	31.1
31.2	Certification Required by Securities Exchange Act of 1934 Rule 13a-14(a)
	(Chief Financial Officer)	31.2
32	Certifications Required by Section 1350 of Title 18 of the United States Code	32
99	Additional Exhibits	Not applicable

(a)	Included as appendices to the Company’s definitive proxy statement under the Securities Exchange Act of 1934, filed with the Securities and Exchange Commission on September 22, 2003 (File No. 0-24040). Such previously filed document is hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

(b)	The Company hereby agrees to furnish the Securities and Exchange Commission, upon request, the instruments defining the rights of the holders of each issue of the Company’s long-term debt.

(c)	Filed as an exhibit to the Company’s Registration Statement on Form 8-A under the Securities Exchange Act of 1934, filed with the Securities and Exchange Commission on March 28, 1996 as amended on Form 8-A/A (the “Form 8-A/A”) filed with the Securities and Exchange Commission on February 11, 1998, as further amended on Form 8-A/A-2 (the “Form 8-A/A-2”) filed with the Securities and Exchange Commission on October 14, 1998 and as further amended on Form 8-A/A-3 (the “Form 8-A/A-3”) filed with the Securities and Exchange Commission on March 1, 2004. The First Amendment to the Stockholders Protection Rights Agreement is filed as an exhibit to the Form 8-A/A, the Second Amendment to the Stockholders Protection Rights Agreement is filed as an exhibit to the Form 8-A/A-2, the Third Amendment to the Stockholders Protection Rights Agreement is filed as an exhibit to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on October 29, 2003 and the Fourth Amendment to the Stockholder Protection Rights Agreement is filed as an exhibit to the Form 8-A/A-3. These documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

(d)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 under the Securities Act of 1933, filed with the Securities and Exchange Commission on March 25, 1994 (Registration No. 33-76854). Such previously filed document is hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

(e)	Filed as an exhibit to the Company’s Form 10-K under the Securities Exchange Act of 1934, filed with the Securities and Exchange Commission on September 24, 2001 (File No. 0-24040). Such previously filed document is hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

(f)	Filed as an exhibit to the Company’s Current Report on Form 8-K under the Securities Exchange Act of 1934, filed with the Securities and Exchange Commission on September 15, 2004 (File No. 0-24040). All of such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

(g)	Filed as an exhibit to the Company’s Form 10-K under the Securities Exchange Act of 1934, filed with the Securities and Exchange Commission on September 22, 2003 (File No. 0-24040). Such previously filed document is hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

(h)	Filed as an exhibit to the Company’s Form 10-Q under the Securities Exchange Act of 1934, filed with the Securities and Exchange Commission on February 17, 2004 (File No. 0-24040). Such previously filed document is hereby incorporated by reference in accordance with Item 601 of Regulation S-K.