Form 10-Q
period 2004-12-31
PENNFED FINANCIAL SERVICES INC
filed 2005-02-09
CIK 920945

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                              -------------------------   ----------------------


Commission File Number:  0-24040
                        --------------------------------------------------------

                        PENNFED FINANCIAL SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Maryland                                    22-3297339
--------------------------------------------------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

622 Eagle Rock Avenue, West Orange, New Jersey           07052-2989
--------------------------------------------------------------------------------
   (Address of principal executive offices)               (Zip Code)

                                 (973) 669-7366
      --------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X. NO    .
    ---    ---

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES  X . NO    .
    ---     ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
YES    . NO    .
    ---     ---

      As of January 31, 2005, there were issued and outstanding 13,638,966 shares of the Registrant's Common Stock.

                PennFed Financial Services, Inc. and Subsidiaries
                                    Form 10-Q

                               Contents of Report

                                                                                                                Page
                                                                                                               Number
                                                                                                               ------
PART I - FINANCIAL INFORMATION
------------------------------
  Item 1. - Financial Statements
         Consolidated Statements of Financial Condition - December 31, 2004 (Unaudited) and June 30, 2004           3
         Consolidated Statements of Income (Unaudited) - For the three and six months ended December 31,
                2004 and 2003                                                                                       4
         Consolidated Statements of Comprehensive Income (Unaudited) - For the three and six months ended
                December 31, 2004 and 2003                                                                          5
         Consolidated Statements of Changes in Stockholders' Equity (Unaudited) - For the six months ended
                December 31, 2004 and 2003                                                                          6
         Consolidated Statements of Cash Flows (Unaudited) - For the six months ended December 31, 2004 and
                2003                                                                                                7
         Notes to Consolidated Financial Statements (Unaudited)                                                     9
  Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations                  13
  Item 3. - Quantitative and Qualitative Disclosures About Market Risk                                             24
  Item 4. - Controls and Procedures                                                                                24

PART II - OTHER INFORMATION
---------------------------
  Item 1. - Legal Proceedings                                                                                      26
  Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds                                            26
  Item 3. - Defaults Upon Senior Securities                                                                        26
  Item 4. - Submission of Matters to a Vote of Security Holders                                                    26
  Item 5. - Other Information                                                                                      26
  Item 6. - Exhibits                                                                                               26

SIGNATURES                                                                                                         27
----------

EXHIBITS
--------
  Exhibit Index                                                                                                    28
  Exhibit 31.1 - Certification Required by Securities Exchange Act of 1934 Rule 13a -14 (a)
         (Chief Executive Officer)                                                                                 30
  Exhibit 31.2 - Certification Required by Securities Exchange Act of 1934 Rule 13a -14 (a)
         (Chief Financial Officer)                                                                                 31
  Exhibit 32 - Certifications Required by Section 1350 of Title 18 of the United States Code                       32

PART I - Financial Information
Item 1.  Financial Statements

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

                                                                                December 31,    June 30,
                                                                                    2004          2004
                                                                               -------------   ----------
                                                                                (unaudited)     (audited)
                                                                                  (Dollars in thousands)
ASSETS
Cash and amounts due from depository institutions ..........................   $      14,829   $   14,859
Federal funds sold .........................................................              --           --
                                                                               -------------   ----------
      Cash and cash equivalents ............................................          14,829       14,859
Investment securities available for sale, at market value, amortized cost of
      $4,758 and $4,672 at December 31, 2004 and June 30, 2004 .............           4,882        4,720
Investment securities held to maturity, at amortized cost, market value of
      $415,545 and $413,215 at December 31, 2004 and June 30, 2004 .........         417,277      420,260
Mortgage-backed securities held to maturity, at amortized cost, market value
      of $89,380 and $100,644 at December 31, 2004 and June 30, 2004 .......          87,879      100,079
Loans held for sale ........................................................           2,580           --
Loans receivable, net of allowance for loan losses of $6,064 and $6,249
      at December 31, 2004 and June 30, 2004 ...............................       1,370,192    1,287,473
Premises and equipment, net ................................................          21,181       21,690
Real estate owned, net .....................................................              --           --
Federal Home Loan Bank of New York stock, at cost ..........................          22,102       23,773
Accrued interest receivable, net ...........................................          10,134       10,195
Other intangible assets ....................................................             454        1,361
Bank owned life insurance ("BOLI") .........................................          22,761       12,512
Other assets ...............................................................           5,217        5,364
                                                                               -------------   ----------
                                                                               $   1,979,488   $1,902,286
                                                                               =============   ==========
LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
      Deposits .............................................................   $   1,253,454   $1,188,100
      Federal Home Loan Bank of New York advances ..........................         425,465      475,465
      Other borrowings .....................................................         122,624       59,346
      Junior Subordinated Deferrable Interest Debentures, net of unamortized issuance expenses of $1,241 and $1,263 at December 31, 2004 and
        June 30, 2004 ......................................................          42,059       42,037
      Mortgage escrow funds ................................................           7,017        9,739
      Accounts payable and other liabilities ...............................           5,534        9,200
                                                                               -------------   ----------
      Total liabilities ....................................................       1,856,153    1,783,887
                                                                               -------------   ----------

Stockholders' Equity:
      Serial preferred stock, $.01 par value, 7,000,000 shares authorized,
          no shares issued .................................................              --           --
      Common stock, $.01 par value, 15,000,000 shares authorized, 13,648,966 and 13,576,060 shares issued and outstanding at December 31, 2004
           and June 30, 2004 ...............................................             137            9
      Additional paid-in capital ...........................................          45,885       42,839
      Retained earnings, partially restricted ..............................          77,239       75,523
      Accumulated other comprehensive income, net of taxes .................              74           28
                                                                               -------------   ----------
      Total stockholders' equity ...........................................         123,335      118,399
                                                                               -------------   ----------
                                                                               $   1,979,488   $1,902,286
                                                                               =============   ==========

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Income

                                                             Three months ended            Six months ended
                                                                  December 31,                December 31,
                                                           -------------------------   -------------------------
                                                               2004          2003          2004          2003
                                                           -----------   -----------   -----------   -----------
                                                                  (unaudited)                  (unaudited)
                                                              (Dollars in thousands, except per share amounts)
Interest and Dividend Income:
      Interest and fees on loans .......................   $    18,820   $    16,860   $    37,297   $    34,120
      Interest on federal funds sold ...................            --            79            --           150
      Interest and dividends on investment securities ..         6,023         5,429        12,121        10,711
      Interest on mortgage-backed securities ...........         1,156         1,290         2,386         2,418
                                                           -----------   -----------   -----------   -----------
                                                                25,999        23,658        51,804        47,399
                                                           -----------   -----------   -----------   -----------
Interest Expense:
      Deposits .........................................         7,312         6,635        14,324        13,225
      Borrowed funds ...................................         7,008         7,312        14,022        14,844
      Junior subordinated deferrable interest debentures           740           673         1,448         1,355
                                                           -----------   -----------   -----------   -----------
                                                                15,060        14,620        29,794        29,424
                                                           -----------   -----------   -----------   -----------
Net Interest and Dividend Income Before Provision
      for Loan Losses ..................................        10,939         9,038        22,010        17,975
Provision for Loan Losses ..............................            --            --            --            --
                                                           -----------   -----------   -----------   -----------
Net Interest and Dividend Income After Provision
      for Loan Losses ..................................        10,939         9,038        22,010        17,975
                                                           -----------   -----------   -----------   -----------

Non-Interest Income:
      Service charges ..................................           867           871         1,593         2,174
      Net gain from real estate operations .............           157             1           157             1
      Net gain on sales of loans .......................            70           363            94           697
      Other ............................................           261           329           611           702
                                                           -----------   -----------   -----------   -----------
                                                                 1,355         1,564         2,455         3,574
                                                           -----------   -----------   -----------   -----------
Non-Interest Expenses:
      Compensation and employee benefits ...............         3,079         3,616         6,272         6,940
      Net occupancy expense ............................           559           480         1,098           903
      Equipment ........................................           543           498         1,078           984
      Advertising ......................................           227            78           394           134
      Amortization of intangibles ......................           454           454           907           909
      Federal deposit insurance premium ................            43            41            84            85
      Other ............................................         1,276         1,090         2,467         2,001
                                                           -----------   -----------   -----------   -----------
                                                                 6,181         6,257        12,300        11,956
                                                           -----------   -----------   -----------   -----------

Income Before Income Taxes .............................         6,113         4,345        12,165         9,593
Income Tax Expense .....................................         2,133         1,464         4,397         3,339
                                                           -----------   -----------   -----------   -----------
Net Income .............................................   $     3,980   $     2,881   $     7,768   $     6,254
                                                           ===========   ===========   ===========   ===========

Weighted average number of common shares outstanding:
      Basic ............................................    13,718,508    13,628,312    13,727,069    13,575,296
                                                           ===========   ===========   ===========   ===========
      Diluted ..........................................    14,114,728    14,487,888    14,187,618    14,479,658
                                                           ===========   ===========   ===========   ===========

Net income per common share:
      Basic ............................................   $      0.29   $      0.21   $      0.57   $      0.46
                                                           ===========   ===========   ===========   ===========
      Diluted ..........................................   $      0.28   $      0.20   $      0.55   $      0.43
                                                           ===========   ===========   ===========   ===========

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

                                                                    Three months ended          Six months ended
                                                                        December 31,               December 31,
                                                                   ---------------------      --------------------
                                                                    2004          2003         2004         2003
                                                                   -------       -------      ------       -------
                                                                        (unaudited)               (unaudited)
                                                                                    (In thousands)
Net income ..................................................      $ 3,980       $ 2,881       $7,768      $ 6,254
Other comprehensive income (loss), net of tax:
   Unrealized holding gains (losses) arising during period on
    investment securities available for sale, net of tax ....           (8)          (56)          46         (111)
                                                                   -------       -------       ------      -------
Comprehensive income ........................................      $ 3,972       $ 2,825       $7,814      $ 6,143
                                                                   =======       =======       ======      =======

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

                                                       For the Six Months Ended December 31, 2004 and 2003
                                                       ---------------------------------------------------
                                                                            (unaudited)

                                                                         Employee
                                                                           Stock                 Accumulated
                                       Serial               Additional   Ownership                  Other
                                     Preferred    Common      Paid-In    Plan Trust   Retained  Comprehensive  Treasury
                                       Stock       Stock      Capital       Debt      Earnings      Income       Stock     Total
                                     ---------    --------  ----------   ----------   --------  -------------  --------   --------
                                                            (Dollars in thousands, except per share amounts)
Balance at June 30, 2003 ..........    $    --    $     60    $ 65,689    $   (644)   $124,797     $    177    $(73,244)  $116,835
Allocation of Employee Stock
  Ownership Plan ("ESOP") stock ...                                             322                                            322
ESOP adjustment ...................                              1,453                                                       1,453
Purchase of 240,000 shares of
   treasury stock .................                                                                              (3,544)    (3,544)
Issuance of 309,144 shares of
  treasury stock for options
  exercised and Dividend
Reinvestment Plan ("DRP") .........                                                     (1,372)                   2,258        886
Cash dividends of $0.10 per
  common share ....................                                                     (1,331)                             (1,331)
Decrease in unrealized gain on
  investment securities available
  for sale, net of income taxes
  of $(52) ........................                                                                    (111)                  (111)
Net income for the six months
  ended December 31, 2003 .........                                                      6,254                               6,254
                                      --------    --------    --------    --------    --------     --------    --------   --------
Balance at December 31, 2003 ......   $     --    $     60    $ 67,142    $   (322)   $128,348     $     66    $(74,530)  $120,764
                                      ========    ========    ========    ========    ========     ========    ========   ========

Balance at June 30, 2004 ..........   $     --    $      9    $ 42,839    $     --    $ 75,523     $     28    $     --   $118,399
Repurchase of 359,400
  outstanding shares ..............                     (2)       (896)                 (4,828)                             (5,726)
Issuance of 432,306 shares of
  stock for options exercised and
   DRP ............................                      2       1,079                     247                               1,328
Stock options tax adjustment ......                              2,863                                                       2,863
Cash dividends of $0.10 per
  common share ....................                                                     (1,343)                             (1,343)
Increase in unrealized gain on
  investment securities available
  for sale, net of income taxes
  of $31 ..........................                                                                     46                      46
Declaration of two-for-one split
  in the form of a 100% stock
  dividend ........................                    128                                (128)                                 --
Net income for the six months
  ended December 31, 2004 .........                                                      7,768                               7,768
                                      --------    --------    --------    --------    --------     --------    --------   --------
Balance at December 31, 2004 ......   $     --    $    137    $ 45,885    $     --    $ 77,239     $     74    $     --   $123,335
                                      ========    ========    ========    ========    ========     ========    ========   ========

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows


                                                                         Six months ended December 31,
                                                                             2004              2003
                                                                         -----------       -----------
                                                                         (unaudited)       (unaudited)
                                                                                 (In thousands)
Cash Flows from Operating Activities:
      Net income .......................................................   $  7,768         $   6,254
      Adjustments to reconcile net income to net cash provided by operating activities:
      Net gain on sales of loans .......................................        (94)             (697)
      Proceeds from sales of loans held for sale .......................      2,771            46,860
      Originations of loans held for sale ..............................     (5,333)          (41,410)
      Net gain on sales of real estate owned ...........................       (157)               --
      Amortization of investment and mortgage-backed securities
        premium, net ...................................................        138               330
      Depreciation and amortization ....................................        906               849
      Amortization of cost of stock plans ..............................         --             1,775
      Tax benefit related to stock options .............................      2,863                --
      Amortization of intangibles ......................................        907               909
      Amortization of premiums on loans and loan fees ..................        900             1,818
      Amortization of junior subordinated debentures issuance costs ....         22                17
      Income on BOLI ...................................................       (249)             (224)
      Increase in accrued interest receivable, net of accrued
        interest payable ...............................................       (855)           (1,919)
      Decrease in other assets .........................................        147               219
      Decrease in accounts payable and other liabilities ...............     (3,697)          (13,150)
      Decrease in mortgage escrow funds ................................     (2,722)           (1,647)
      Other, net .......................................................          5                --
                                                                           --------         ---------
      Net cash provided by (used in) operating activities ..............      3,320               (16)
                                                                           --------         ---------

Cash Flows from Investing Activities:
      Proceeds from maturities of investment securities held to maturity     12,929            31,320
      Purchases of investment securities held to maturity ..............    (10,000)         (105,203)
      Purchases of investment securities available for sale ............        (85)              (85)
      Proceeds from principal repayments of mortgage-backed securities .     12,117            33,380
      Purchases of mortgage-backed securities ..........................         --           (44,884)
      Net proceeds (outflow) from principal repayments of loans and loan
          originations .................................................    (90,520)           41,783
      Proceeds from loans sold .........................................      6,502            37,568
      Purchases of loans ...............................................         --           (14,959)
      Purchases of premises and equipment ..............................       (401)           (1,541)
      Net inflow from real estate owned activity .......................        630                --
      Purchases of BOLI ................................................    (10,000)          (12,000)
      Redemptions of Federal Home Loan Bank of New York stock ..........      1,671               950
                                                                           --------         ---------
      Net cash used in investing activities ............................    (77,157)          (33,671)
                                                                           --------         ---------

Cash Flows from Financing Activities:
      Net increase in deposits .........................................     66,270            13,893
      Proceeds from advances from the Federal Home Loan Bank of New York
         and other borrowings ..........................................     29,475                --
       Repayment of advances from the Federal Home Loan Bank of New
         York and other borrowings .....................................    (50,000)          (19,000)
      Increase (decrease) in other short term borrowings ...............     33,803            (3,526)
      Cash dividends paid ..............................................     (1,343)           (1,331)
      Repurchases of outstanding shares, net of reissuances ............     (4,398)           (2,658)
                                                                           --------         ---------
      Net cash provided by (used in) financing activities ..............     73,807           (12,622)
                                                                           --------         ---------
Net Decrease in Cash and Cash Equivalents ..............................        (30)          (46,309)
Cash and Cash Equivalents, Beginning of Period .........................     14,859            83,046
                                                                           --------         ---------
Cash and Cash Equivalents, End of Period ...............................   $ 14,829         $  36,737
                                                                           ========         =========

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)

                                                                                    Six months ended December 31,
                                                                                       2004              2003
                                                                                    -----------       -----------
                                                                                    (unaudited)       (unaudited)
                                                                                            (In thousands)
Supplemental Disclosures of Cash Flow Information:
      Cash paid during the period for:
      Interest ...............................................................        $ 30,856          $ 30,918
                                                                                      ========          ========
      Income taxes ...........................................................        $    384          $  2,766
                                                                                      ========          ========

Supplemental Schedule of Non-Cash Activities:
      Transfer of loans receivable to loans held for sale, at lower of cost or
          market .............................................................        $  6,428          $ 31,191
                                                                                      ========          ========
      Transfer of loans receivable to real estate owned, net .................        $    472          $     --
                                                                                      ========          ========

See notes to consolidated financial statements.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Basis of Presentation

The interim consolidated financial statements of PennFed Financial Services, Inc. ("PennFed") and subsidiaries (with its subsidiaries, the "Company") include the accounts of PennFed and its subsidiaries (including Penn Federal Savings Bank (the "Bank")). These interim consolidated financial statements included herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2004. The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. There were no adjustments of a non-recurring nature recorded during the six months ended December 31, 2004 and 2003. The interim results of operations presented are not necessarily indicative of the results for the full year.

Stock Option Plans. All options previously granted under the Company's 1994 Stock Option and Incentive Plan were accounted for in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for the stock options. Pro forma net income and earnings per share calculated as if the Company had accounted for employee stock options and other stock based compensation under the fair value method would equal the amounts presented within the consolidated statements of income for the three and six months ended December 31, 2004 and 2003, as all grants had fully vested prior to the beginning of all periods presented.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost is recognized as an expense over the period during which the employee is required to provide service in exchange for the award, which is usually the vesting period. As a result of SFAS No. 123R, the Company will recognize the grant-date fair value of options as compensation expense on a straight-line basis over the applicable vesting period. This accounting treatment differs significantly from the previous accounting for fixed stock options under APB Opinion No. 25, which generally required expense recognition only when the exercise price of the option was less than the market price of the underlying stock on the grant date. As required by SFAS No. 123R, the Company will estimate the fair value of stock options on each grant date, using an appropriate valuation approach such as the Black-Scholes option pricing model.

SFAS No. 123R applies to all awards granted after its effective date and to awards modified, repurchased, or cancelled after that date. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period beginning after June 15, 2005 (i.e., the quarter beginning July 1, 2005). The standard permits different transition methods. The Company expects to adopt SFAS No. 123R by recognizing compensation expense for (i) any new awards granted after July 1, 2005 and (ii) the portion of any outstanding awards for which the requisite service has not been rendered as of July 1, 2005, based on the grant-date fair value of those awards calculated for purposes of SFAS No. 123R pro forma disclosures. At December 31, 2004, the Company had no stock options outstanding for which compensation expense would be recognized after adoption of SFAS No. 123R.

2. Supplemental Executive Retirement Plan and Director's Retirement Plan

The Company currently provides for a Supplemental Executive Retirement Plan ("SERP") and a Director's Retirement Plan ("DP") for certain key executive employees and directors. Benefits provided are based primarily on years of service and compensation or fees. Both plans are unfunded and at December 31, 2004, the benefit obligation of $541,000 was included in accounts payable and other liabilities in the Consolidated Statements of Financial Condition. The assumptions used in calculating the benefit obligation included a 4% compensation increase rate and a discount rate of 7%. The accounting for these postretirement benefits is in accordance with Statement of Financial Accounting Standards No. 87 "Employer's Accounting for Pensions." The Company does not expect to make any contributions to these plans during the fiscal year ending June 30, 2005.

Net periodic pension cost for the Company's SERP and DP included the following components:

                                           Three months ended December 31,
                                        -------------------------------------
                                             2004                  2003
                                        ---------------       ---------------
                                        SERP         DP       SERP         DP
                                        ----       ----       ----       ----
                                                   (In thousands)

Service cost .....................      $ 61       $ 11       $ 57       $ 10
Interest cost ....................         7          1          2          1
Amortization of prior service cost        (2)        (1)        (1)        (1)
                                        ----       ----       ----       ----
Net periodic pension expense .....      $ 66       $ 11       $ 58       $ 10
                                        ====       ====       ====       ====

                                            Six months ended December 31,
                                        -------------------------------------
                                             2004                  2003
                                        ---------------       ---------------
                                        SERP         DP       SERP         DP
                                        ----       ----       ----       ----
                                                   (In thousands)

Service cost .....................      $122       $ 22       $114       $ 20
Interest cost ....................        14          2          4          2
Amortization of prior service cost        (4)        (2)        (2)        (2)
                                        ----       ----       ----       ----
Net periodic pension expense .....      $132       $ 22       $116       $ 20
                                        ====       ====       ====       ====

3. Computation of Earnings Per Share ("EPS")

The computation of EPS is presented in the following table. All share and share related amounts reflect the effect of a stock dividend described in Note 5.

                                                      Three months ended           Six months ended
                                                          December 31,                December 31,
                                                   -------------------------   -------------------------
                                                      2004          2003          2004          2003
                                                   -----------   -----------   -----------   -----------
                                                      (Dollars in thousands, except per share amounts)
Net income .....................................   $     3,980   $     2,881   $     7,768   $     6,254
                                                   ===========   ===========   ===========   ===========

Number of shares outstanding:
Weighted average shares issued and outstanding .    13,718,508    13,757,142    13,727,069    13,736,332
Less: Average shares held by the ESOP ..........            --     1,904,000            --     1,904,000
Plus: ESOP shares released or committed to be
           released ............................            --     1,775,170            --     1,742,964
                                                   -----------   -----------   -----------   -----------
Average basic shares ...........................    13,718,508    13,628,312    13,727,069    13,575,296
Plus: Average common stock equivalents .........       396,220       859,576       460,549       904,362
                                                   -----------   -----------   -----------   -----------
Average diluted shares .........................    14,114,728    14,487,888    14,187,618    14,479,658
                                                   ===========   ===========   ===========   ===========

Earnings per common share:
        Basic ..................................   $      0.29   $      0.21   $      0.57   $      0.46
                                                   ===========   ===========   ===========   ===========
        Diluted ................................   $      0.28   $      0.20   $      0.55   $      0.43
                                                   ===========   ===========   ===========   ===========

4. Stockholders' Equity and Regulatory Capital

During the three months ended December 31, 2004, the Company repurchased 181,600 shares of its outstanding common stock at prices ranging from $15.23 to $17.25 per share, for a total cost of $3,010,000.

The Bank's regulatory capital amounts and ratios are presented in the following table.

                                                                                        To Be Well
                                                                 For Minimum         Capitalized Under
                                                              Capital Adequacy       Prompt Corrective
                                            Actual                Purposes           Action Provisions
                                      -------------------    -------------------    -------------------
                                       Amount     Ratio       Amount     Ratio       Amount     Ratio
                                      --------   --------    --------   --------    --------   --------
                                                            (Dollars in thousands)
As of December 31, 2004
Tangible capital, and ratio to
   adjusted total assets ..........   $169,340       8.56%   $ 29,671       1.50%        N/A        N/A
Tier I (core) capital, and ratio to
   adjusted total assets ..........   $169,340       8.56%   $ 79,123       4.00%   $ 98,903       5.00%
Tier I (core) capital, and ratio to
   risk-weighted assets ...........   $169,340      16.00%        N/A        N/A    $ 63,491       6.00%
Risk-based capital, and ratio to
   risk-weighted assets ...........   $175,440      16.58%   $ 84,655       8.00%   $105,819      10.00%

As of June 30, 2004
Tangible capital, and ratio to
   adjusted total assets ..........   $163,676       8.61%   $ 28,509       1.50%        N/A        N/A
Tier I (core) capital, and ratio to
   adjusted total assets ..........   $163,676       8.61%   $ 76,024       4.00%   $ 95,029       5.00%
Tier I (core) capital, and ratio to
   risk-weighted assets ...........   $163,676      16.24%        N/A        N/A    $ 60,468       6.00%
Risk-based capital, and ratio to
   risk-weighted assets ...........   $169,926      16.86%   $ 80,624       8.00%   $100,781      10.00%

The previous table reflects information for the Bank. Savings and loan holding companies, such as PennFed, are not subject to capital requirements for capital adequacy purposes or for prompt corrective action requirements. Bank holding companies, however, are subject to capital requirements established by the Board of Governors of the Federal Reserve System.

5. Stock Dividend

On September 29, 2004, the Company's Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend, payable on October 29, 2004 to common stockholders of record as of October 15, 2004. All share and share related amounts reflect the effect of the stock dividend.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While the company bases estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates. Management believes the following policies are both important to the reported financial condition and results of operations and require subjective judgments and are, therefore, considered critical accounting policies.

Allowance for Loan Losses - The allowance for loan losses is established through charges to income based on management's evaluation of the probable credit losses presently inherent in the Company's loan portfolio. This evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, loan classifications, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience, portfolio growth and composition and other factors that warrant recognition in providing for an adequate loan loss allowance.

Loan losses are charged against the allowance for loan losses when management believes that the recovery of principal is unlikely. If, as a result of loans charged off or increases in the size or risk characteristics of the loan portfolio, the allowance is below the level considered by management to be adequate to absorb loan losses on existing loans, the provision for loan losses is increased to the level considered necessary to provide an adequate allowance. The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluations of the collectibility of the loans. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrowers' ability to pay. Economic conditions may result in the necessity to change the allowance in order to react to deteriorating financial conditions of the Company's borrowers. As a result, additional provisions on existing loans may be required in the future if borrowers' financial conditions deteriorate or if real estate values decline.

Where appropriate, reserves are allocated to individual loans that exhibit observed or probable credit weakness. For example, reserves may be specifically assigned for loans that are 90 days or more past due, loans where the borrower has filed for bankruptcy or loans identified by the Company's internal loan review process. Reserves are based upon management's estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Company. For loans not subject to specific reserve allocations, loss rates by loan category are applied. A reserve is maintained to recognize the imprecision in estimating and measuring loss when evaluating reserves for individual loans or pools of loans. Reserves on individual loans are reviewed no less frequently than quarterly and adjusted as appropriate.

The Company has not substantively changed any aspect of its overall approach in its determination of the level of the allowance for loan losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance.

Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowance will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Company's allowance for loan losses. These agencies may require the Company to record additions to the allowance level based upon their assessment of the information available to them at the time of examination.

Accounting for Income Taxes - In the accounting for income taxes, the Company records amounts that represent taxes payable for the current year as well as deferred tax assets and liabilities arising from transactions that have differing effects for financial statements and tax returns. Judgment is required in assessing the future tax effects of transactions that have been recognized in the Company's consolidated financial statements or tax returns. Fluctuations in the actual tax effects in future years could have an impact on the Company's consolidated financial condition or results of operations.

Forward-Looking Statements

When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates and demand for loans in the Company's market area, the Company's ability to attract and retain depositors, the relationship of short-term interest rates to long-term interest rates and the Company's ability to manage its interest rate risk, competition and terrorist acts that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above, as well as other factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company will not undertake - and specifically declines any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of these statements or to reflect the occurrence of anticipated or unanticipated events.

Overview

The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Company has 24 full service branch offices in New Jersey, with another branch scheduled to open shortly. The Company attracts deposits from the general public and uses these deposits, together with borrowings and other funds, to originate and purchase one- to four-family residential mortgage loans, and, to a lesser extent, to originate commercial and multi-family real estate and consumer loans. The Company also invests in mortgage-backed securities secured by one- to four-family residential mortgages and U.S. government agency obligations. Through a relationship with an unaffiliated third party, the Company offers insurance and uninsured non-deposit investment products to the Company's customers and members of the general public. A wholly-owned subsidiary of the Company participates in the ownership of a title insurance agency.

The Company's loan portfolio growth is dependent primarily on its ability to provide the products and services that meet the needs of the customers in its market area. The Company offers fixed rate, adjustable rate and balloon mortgage loans for residential and commercial purposes, as well as home equity, consumer loans and non-mortgage business loans, with a variety of terms. Residential first mortgage loans are the largest part of the portfolio, representing approximately 78.7% at December 31, 2004. The level of interest rates also has a significant impact on the ability of the Company to originate loans and on the amount of prepayment activity experienced by the Company. Since June 30, 2004, the Company's net loans receivable increased $82.7 million. This increase was primarily attributable to strong loan origination levels and a slowdown in prepayments. During the six months ended December 31, 2004, the Company sold $9.2 million of loans as a means to assist in the management of interest rate risk.

The retention and the recruitment of profitable deposit customers are vital to the Company's ability to generate liquid funds and to support the growth of non-interest income. The Company offers a number of different deposit products and uses this product mix along with a strong focus on customer service to attract customers and to build depositor relationships. The level of interest rates also significantly affects the level of the Company's deposits. Since June 30, 2004, deposits increased $65.4 million, primarily due to a $41.2 million increase in core deposits (checking, money market and savings accounts) and the addition of $20.0 million of brokered certificates of deposit. The increase in core deposits was accomplished through a combination of desirable product features, focused marketing campaigns and competitive interest rates.

The Company's future loan and deposit growth is, to a large extent, directly tied in to the level of interest rates. If long-term interest rates rise, origination levels may be reduced from the prior period. Growth in the loan pipeline will depend on the Company's ability to aggressively seek out customers in spite of the higher cost of residential and commercial borrowing. With rising interest rates, loan origination volumes would likely be lower than recent years and a reduction in the prepayment of loans currently in portfolio would be expected. The Company has reinstituted its loan sale strategy with respect to new residential loan product in order to assist in the management of risk associated with keeping longer term loans on the balance sheet. With respect to deposits, while an increase in interest rates would increase the

Company's cost of funds, it also would provide the Company with an additional opportunity for attracting depositors, some of whom may have sought higher returns with mutual funds and other non-deposit investment products when market rates were lower. The Company remains confident that by offering competitively priced products and by striving for superior service, it will be able to maintain profitable levels of loans and deposits during the current fiscal year.

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

A slowdown in loan prepayments, growth in the loan portfolio and the repricing of certain deposits and other borrowings contributed to an expansion in the net interest margin. The lower level of prepayments experienced during the six months ended December 31, 2004 positively impacted the Company's interest income and contributed to growth in the average balance of loans outstanding, when compared to the prior year period. The Company's interest income is primarily driven by interest earned on residential first mortgage loans, which increased $3.4 million in the six months ended December 31, 2004 compared to the same period in the prior year. The strong origination levels and the significant slowdown in the amount of prepayments, relative to the prior year period, have contributed to the increase in residential first mortgage interest income. Overall, net interest income increased $4.0 million during the current year six month period compared to the prior year period and the net interest margin increased from 2.12% for the six months ended December 31, 2003 to 2.35% during the six months ended December 31, 2004. Lower cost of funds on other borrowings due to the interest rate environment and the maturity of FHLB of New York advances were the primary factors responsible for a decrease of $822,000 in interest expense on FHLB of New York advances and other borrowings for the current year six month period compared to the prior year period.

With a slowdown in refinance activity, non-interest income has decreased compared to the level seen in the prior year six month period. Loan service fees related to modifications and prepayments were not at the levels seen in the six months ended December 31, 2003, when interest rates caused many customers to refinance their loans or modify to reduce the interest rate of their loans.

While non-interest expenses for the six months ended December 31, 2004 reflected the end, in fiscal 2004, of costs associated with funding the Company's Employee Stock Ownership Plan (shares became fully allocated in the 2004 fiscal year), current expenses included a much less expensive replacement benefit plan (essentially an increase in the 401(k) match) as well as costs associated with the three branches opened during or since September 2003. In addition, costs associated with regulatory burden, especially compliance with Sarbanes-Oxley
Section 404 on internal control reporting, continue to require significant additional expenditures.

The Company's future earnings are inherently tied to the level of interest rates prevailing in the economic environment in which the Company operates. If interest rates increase, the Company's interest expense on deposits and wholesale borrowings will increase at a faster pace than the effects will be seen in the Company's interest income on loans. This effect on interest expense is due to the short-term repricing characteristics of a portion of the Company's deposit and borrowing portfolios. As for interest income, loan commitments, generally locked in at receipt, will result in loans closed at below-market rates should rates continue to rise. As interest rates rise, a decline in loan prepayments will reduce cashflows available for reinvestment at higher rates. By emphasizing the origination of adjustable rate and biweekly loan products and reinstituting the sale of long-term fixed rate residential loans, while also focusing on increasing the balance of core deposits and longer term certificates of deposit and borrowings, the Company can better position itself to mitigate the effects of rising interest rates.

Financial Condition

Assets. Total assets increased $77.2 million to $1.979 billion at December 31, 2004 from $1.902 billion at June 30, 2004. This increase was primarily due to an $82.7 million increase in net loans receivable, reflecting strong loan origination levels and a slowdown in loan prepayment activity.

Liabilities. Deposits increased $65.4 million to $1.253 billion at December 31, 2004 from $1.188 billion at June 30, 2004. An increase in core deposits (checking, money market and savings accounts) of $41.2 million and the addition of $20.0 million of wholesale certificates of deposit, as well as modest growth in medium-term retail certificates of deposit, accounted for the increase. At December 31, 2004, Federal Home Loan Bank ("FHLB") of New York advances and other borrowings totaled $548.1 million, reflecting a $13.3 million increase from the $534.8 million at June 30, 2004.

Stockholders' Equity. Stockholders' equity at December 31, 2004 totaled $123.3 million compared to $118.4 million at June 30, 2004. The increase primarily reflects the net income recorded for the six months ended December 31, 2004 and the exercise of stock options, including the related tax effect, partially offset by the repurchase of 359,400 shares of the Company's outstanding stock at an average price of $15.93 per share and the declaration of cash dividends.

Results of Operations

General. For the three months ended December 31, 2004, net income was $4.0 million, or $0.28 per diluted share, compared to net income of $2.9 million, or $0.20 per diluted share, for the comparable prior year period. For the six months ended December 31, 2004, net income was $7.8 million, or $0.55 per diluted share. These results compare to net income of $6.3 million, or $0.43 per diluted share, for the six months ended December 31, 2003. Earnings per share amounts reflect the effect of the 100% stock dividend described in Note 5. - Stock Dividend, in the Notes to Consolidated Financial Statements.

Interest and Dividend Income. Interest and dividend income for the three and six months ended December 31, 2004 increased to $26.0 million and $51.8 million, respectively, from $23.7 million and $47.4 million for the three and six months ended December 31, 2003. In general, the increases in interest and dividend income reflect a higher level of interest-earning assets due to strong originations and the slowdown in prepayments in the Company's loan and mortgage-backed securities portfolios during the current year periods. The effect of the increases were slightly offset by a lower yield earned on assets as a result of prepayments of higher yielding loans and the origination of loans at lower market interest rates during the last year. Average interest-earning assets were $1.901 billion and $1.891 billion for the three and six months ended December 31, 2004, compared to $1.716 billion for both of the comparable prior year periods. The average yield earned on interest-earning assets decreased to 5.45% and 5.46% for the three and six months ended December 31, 2004 from 5.50% for both the three and six months ended December 31, 2003.

Interest income on residential one- to four-family mortgage loans for the three and six months ended December 31, 2004 increased $2.0 million and $3.4 million, respectively, when compared to the prior year periods. The increases in interest income on residential one- to four-family mortgage loans were due to increases in the average balance of residential one- to four-family mortgage loans outstanding, as the result of strong origination levels and a slowdown in prepayments during the current year periods. For the three and six months ended December 31, 2004, the residential one- to four-family mortgage loan portfolio averaged $1.074 billion and $1.059 billion, respectively, compared to $889 million and $908 million for the prior year periods. Somewhat offsetting the increases in the average balances of residential one- to four-family mortgage loans were decreases in the average yield earned on this loan portfolio to 5.31% and 5.32% for the three and six months ended December 31, 2004, respectively, from 5.52% and 5.45% for the comparable prior year periods, reflecting the payoff or refinance of higher yielding loans and the origination of lower yielding loans over the last twelve months.

Interest income on commercial and multi-family real estate loans decreased $66,000 and $144,000 for the three and six months ended December 31, 2004, respectively, when compared to the prior year periods. The decreases in interest income on commercial and multi-family real estate loans were attributable to decreases in the average yield earned on these loans. The average yield decreased to 6.85% and 6.87% for the three and six months ended December 31, 2004, respectively, when compared to 7.28% and 7.38% for the three and six months ended December 31, 2003, respectively. As with other loans, the payoff of higher yielding loans and the origination of loans at lower market interest rates has resulted in a decline in the yield of the commercial and multi-family real estate loan portfolio. The decreases in interest income for this portfolio were partially offset by increases in the average outstanding balance of commercial and multi-family real estate loans of $6.7 million and $8.1 million for the three and six months ended December 31, 2004, respectively, when compared to the prior year periods.

For the three months ended December 31, 2004, interest income on consumer loans increased $26,000 when compared to the prior year period. For six months ended December 31, 2004, interest income on consumer loans decreased $69,000 when compared to the prior year period. The average yield earned on consumer loans decreased to 5.31% and 5.26% for the three and six months ended December 31, 2004, respectively, from 5.51% and 5.58% for the comparable prior year periods. The effects of the lower average yield were offset or nearly offset by increases of $6.2 million and $4.5 million in the average balance outstanding for the three and six months ended December 31, 2004, respectively, when compared to the prior year periods.

Interest income on investment securities and other interest-earning assets increased $594,000 and $1.4 million for the three and six months ended December 31, 2004, respectively, when compared to the prior year periods. The increases in interest income on investment securities and other interest-earning assets for the three and six months ended December 31, 2004 were due to increases of $30.6 million and $44.4 million in the average balance outstanding, when compared to the prior year periods. Further adding to the increases in interest income on investment securities and other interest-earning assets for the three and six months ended December 31, 2004 were increases in the average yield earned on these securities and other interest-earning assets. The average yield increased to 5.38% and 5.40% for the three and six months ended December 31, 2004, respectively, compared to 5.20% and 5.29% for the three and six months ended December 31, 2003.

Interest income on the mortgage-backed securities portfolio decreased $134,000 and $32,000 for the three and six months ended December 31, 2004, respectively, when compared to the prior year periods. The average balance outstanding of mortgage-backed securities decreased $11.1 million and $2.0 million for the three and six months ended December 31, 2004, respectively, compared to the three and six months ended December 31, 2003. The decreases in interest income on mortgage-backed securities were partially offset by a slight increase in the average yield earned on this securities portfolio to 5.10% for both the three and six months ended December 31, 2004, compared to 5.08% and 5.06% for the three and six months ended December 31, 2003, respectively.

Interest Expense. Interest expense increased $440,000 and $370,000 for the three and six months ended December 31, 2004, respectively, when compared to the prior year periods. While the Company's cost of funds decreased, total average deposits and borrowings increased. The average rate on deposits and borrowings was 3.25% and 3.23% for the three and six months ended December 31, 2004, respectively, down from 3.50% and 3.53% for the prior year periods, as a result of lower market interest rates. Total average deposits and borrowings increased $181.7 million and $172.1 million for the three and six months ended December 31, 2004, respectively, when compared to the three and six months ended December 31, 2003.

For the three and six months ended December 31, 2004, the average rate paid on deposits decreased to 2.33% and 2.32%, respectively, from 2.40% and 2.42% for the three and six months ended December 31, 2003. Average deposit balances increased $147.2 million and $140.0 million to $1.243 billion and $1.225 billion for the three and six months ended December 31, 2004, respectively, from $1.096 billion and $1.085 billion for the comparable prior year periods. The growth in deposits is partially reflective of the addition of three new branches opened during or since September 2003 and the addition of wholesale certificates of deposit.

The average cost of FHLB of New York advances for the three and six months ended December 31, 2004 increased to 5.72% for both periods from 5.68% and 5.67% for the three and six months ended December 31, 2003, respectively. However, the average balance of FHLB of New York advances decreased $60.5 million and $65.2 million for the three and six months ended December 31, 2004, respectively, when compared to the prior year periods. As a result of maturing FHLB of New York advances and the slowdown in prepayments on loans, the average balance of other borrowings increased $95.0 million and $97.3 million for the three and six months ended December 31, 2004, respectively, when compared to the three and six months ended December 31, 2003. The average rate paid on other borrowings decreased significantly to 2.63% and 2.42% for the three and six months ended December 31, 2004, respectively, from 4.55% and 4.52% for the comparable prior year periods.

Net Interest and Dividend Income. Net interest and dividend income before provision for loan losses for the three and six months ended December 31, 2004 was $10.9 million and $22.0 million, respectively, compared to $9.0 million and $18.0 million recorded in the prior year periods. Average net interest-earning assets increased $3.5 million and $3.1 million for the three and six months ended December 31, 2004, respectively, when compared to the prior year periods. The net interest rate spread and net interest margin for the three months ended December 31, 2004 were 2.20% and 2.33%, respectively, an increase from 2.00% and 2.14% for the three months ended December 31, 2003. For the six months ended December 31, 2004, the net interest rate spread and net interest margin were 2.23% and 2.35%, respectively, an increase from 1.97% and 2.12% for the six months ended December 31, 2003. The net interest margin expanded during the current year periods when compared to the prior year periods principally due to a slowdown in loan prepayments, growth in the loan portfolio and the repricing of certain deposits and other borrowings.

Provision for Loan Losses. There was no provision for loan losses recorded for the three and six months ended December 31, 2004, which is consistent with the continuation of the Company's historically low levels of non-accruing loans and loan chargeoffs. There was also no loan loss provision recorded in the comparable prior year periods. Management believes the current allowance for loan losses is adequate to absorb probable losses on existing loans that may become uncollectible. The allowance for loan losses at December 31, 2004 was $6.1 million compared to $6.2 million at June 30, 2004. The allowance for loan losses as a percentage of non-accruing loans was 341.44% at

December 31, 2004, compared to 286.39% at June 30, 2004. Non-accruing loans were $1.8 million at December 31, 2004 compared to $2.2 million at June 30, 2004. The allowance for loan losses as a percentage of total loans at December 31, 2004 was 0.44% compared to 0.48% at June 30, 2004, primarily due to the increase in the balance of the overall loan portfolio. See the discussion on the allowance for loan losses in this Form 10-Q under "Critical Accounting Policies".

Non-Interest Income. For the three and six months ended December 31, 2004, non-interest income was $1.4 million and $2.5 million, respectively, compared to $1.6 million and $3.6 million for the prior year periods. The decreases in non-interest income for the three and six months ended December 31, 2004 were generally due to decreases in service charges and net gain on sales of loans, when compared to the prior year periods.

Service charge income for the three months ended December 31, 2004 was $867,000, reflecting a decrease of $4,000 from the $871,000 recorded for the prior year period. For the six months ended December 31, 2004, service charge income was $1.6 million, reflecting a decrease of $581,000 from the $2.2 million recorded for the prior year period. Service charges decreased during the three and six months ended December 31, 2004 principally due to a decline in fees associated with various loan prepayments and/or modifications.

During the three and six months ended December 31, 2004, the net gain on sales of loans was $70,000 and $94,000, respectively, compared to $363,000 and $697,000 for the three and six months ended December 31, 2003. Approximately $4.7 million and $9.2 million of fixed rate one- to four-family residential mortgage loans were sold into the secondary market and to other financial institutions during the three and six months ended December 31, 2004, respectively. During the three and six months ended December 31, 2003, approximately $24.3 million and $80.5 million of fixed rate one- to four-family residential mortgage loans were sold into the secondary market and to other financial institutions, respectively. The reduction in loan sales can be attributed to a reduction in origination volumes coupled with borrowers' increased interest in adjustable rate and biweekly loans, which are retained in portfolio. In addition, during the three months ended December 31, 2003, a $3.0 million commercial real estate loan participation was sold as a means to reduce the Company's credit exposure on a large commercial real estate loan relationship.

Non-Interest Expenses. Non-interest expenses for the three and six months ended December 31, 2004 were $6.2 million and $12.3 million, respectively, or 1.26% of average assets for both periods. For the comparable prior year periods, non-interest expenses were $6.3 million and $12.0 million, or 1.40% and 1.34% of average assets, respectively. While current period expense levels reflect the end of costs associated with funding the Company's Employee Stock Ownership Plan ("ESOP"), expenses in the current year periods include a much less expensive replacement benefit plan for the ESOP, increased advertising expense and costs associated with the three branches opened during or since September 2003. In addition, costs associated with regulatory burden, especially compliance with Sarbanes-Oxley Section 404, continue to require significant additional expenditures and are expected to be higher in the second half of fiscal 2005. The opening of a new branch in February 2005 will also add to future non-interest expense, particularly in the net occupancy and advertising expense categories.

Income Tax Expense. Income tax expense was $2.1 million and $4.4 million for the three and six months ended December 31, 2004, respectively, compared to $1.5 million and $3.3 million for the three and six months ended December 31, 2003. The effective tax rate for the three and six months ended December 31, 2004 was 34.9% and 36.1%, respectively, compared to 33.7% and 34.8% for the three and six months ended December 31, 2003. The higher effective tax rates in the current year periods were primarily due to an adjustment in the first quarter of fiscal 2005 in valuation allowances established against state deferred tax assets.

Analysis of Net Interest Income

The following tables set forth certain information relating to the Company's Consolidated Statements of Financial Condition and the Consolidated Statements of Income for the three and six months ended December 31, 2004 and 2003 and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived from average daily balances. The average balance of loans receivable includes non-accruing loans. The yields and costs include fees which are considered adjustments to yields.

                                                                   Three Months Ended December 31,
                                              ----------------------------------------------------------------------
                                                              2004                                 2003
                                              ---------------------------------    ---------------------------------
                                                Average     Interest                 Average     Interest
                                              Outstanding   Earned/     Yield/     Outstanding   Earned/     Yield/
                                                Balance       Paid     Rate (1)      Balance       Paid     Rate (1)
                                              -----------   --------   --------    -----------   --------   --------
                                                                        (Dollars in thousands)
Interest-earning assets:
    One- to four-family mortgage
        loans .............................   $ 1,073,730   $ 14,281       5.31%   $   889,186   $ 12,281       5.52%
    Commercial and multi-family real
        estate loans ......................       167,843      2,922       6.85        161,142      2,988       7.28
    Consumer loans ........................       120,781      1,617       5.31        114,548      1,591       5.51
                                              -----------   --------               -----------   --------
        Total loans receivable ............     1,362,354     18,820       5.50      1,164,876     16,860       5.76

    Federal funds sold ....................            --         --         --         31,852         79       0.97
    Investment securities and other .......       448,040      6,023       5.38        417,399      5,429       5.20
    Mortgage-backed securities ............        90,608      1,156       5.10        101,665      1,290       5.08
                                              -----------   --------               -----------   --------
        Total interest-earning assets .....     1,901,002   $ 25,999       5.45      1,715,792   $ 23,658       5.50
                                                            ========                             ========

Non-interest earning assets ...............        65,794                               65,976
                                              -----------                          -----------
        Total assets ......................   $ 1,966,796                          $ 1,781,768
                                              ===========                          ===========

Deposits and borrowings:
    Money market and demand deposits ......   $   179,959   $    186       0.41%   $   168,666   $     80       0.19%
    Savings deposits ......................       433,191      2,488       2.28        382,712      2,453       2.54
    Certificates of deposit ...............       629,983      4,638       2.92        544,595      4,102       2.99
                                              -----------   --------               -----------   --------
        Total deposits ....................     1,243,133      7,312       2.33      1,095,973      6,635       2.40

    FHLB of New York advances .............       425,465      6,215       5.72        486,003      7,043       5.68
    Other borrowings ......................       118,185        793       2.63         23,148        269       4.55
    Junior subordinated debentures ........        42,054        740       6.96         42,009        673       6.34
                                              -----------   --------               -----------   --------
        Total deposits and borrowings .....     1,828,837   $ 15,060       3.25      1,647,133   $ 14,620       3.50
                                                            ========                             ========

Other liabilities .........................        15,223                               15,225
                                              -----------                          -----------
        Total liabilities .................     1,844,060                            1,662,358
Stockholders' equity ......................       122,736                              119,410
                                              -----------                          -----------
        Total liabilities and stockholders'
            equity ........................   $ 1,966,796                          $ 1,781,768
                                              ===========                          ===========

Net interest income and net
    interest rate spread ..................                 $ 10,939       2.20%                 $  9,038       2.00%
                                                            ========   ========                  ========   ========

Net interest-earning assets and
    interest margin .......................   $    72,165                  2.33%   $    68,659                  2.14%
                                              ===========              ========    ===========              ========

Ratio of interest-earning assets to
    deposits and borrowings ...............                              103.95%                              104.17%
                                                                       ========                             ========

(1)   Annualized.

                                                                   Six Months Ended December 31,
                                              ----------------------------------------------------------------------
                                                              2004                                 2003
                                              ---------------------------------    ---------------------------------
                                                Average     Interest                 Average     Interest
                                              Outstanding   Earned/     Yield/     Outstanding   Earned/     Yield/
                                                Balance       Paid     Rate (1)      Balance       Paid     Rate (1)
                                              -----------   --------   --------    -----------   --------   --------
                                                                        (Dollars in thousands)
Interest-earning assets:
    One- to four-family mortgage
        loans .............................   $ 1,058,857   $ 28,201       5.32%   $   908,463   $ 24,811       5.45%
    Commercial and multi-family real
        estate loans ......................       169,223      5,910       6.87        161,089      6,054       7.38
    Consumer loans ........................       120,201      3,186       5.26        115,661      3,255       5.58
                                              -----------   --------               -----------   --------
        Total loans receivable ............     1,348,281     37,297       5.51      1,185,213     34,120       5.73

    Federal funds sold ....................            --         --         --         30,298        150       0.97
    Investment securities and other .......       449,202     12,121       5.40        404,797     10,711       5.29
    Mortgage-backed securities ............        93,573      2,386       5.10         95,531      2,418       5.06
                                              -----------   --------               -----------   --------
        Total interest-earning assets .....     1,891,056   $ 51,804       5.46      1,715,839   $ 47,399       5.50
                                                            ========                             ========

Non-interest earning assets ...............        63,853                               64,616
                                              -----------                          -----------
        Total assets ......................   $ 1,954,909                          $ 1,780,455
                                              ===========                          ===========

Deposits and borrowings:
    Money market and demand deposits ......   $   173,602   $    281       0.32%   $   170,391   $    167       0.19%
    Savings deposits ......................       430,755      4,905       2.26        371,553      4,742       2.53
    Certificates of deposit ...............       620,669      9,138       2.92        543,124      8,316       3.04
                                              -----------   --------               -----------   --------
        Total deposits ....................     1,225,026     14,324       2.32      1,085,068     13,225       2.42

    FHLB of New York advances .............       429,228     12,529       5.72        494,434     14,302       5.67
    Other borrowings ......................       120,762      1,493       2.42         23,419        542       4.52
    Junior subordinated debentures ........        42,048      1,448       6.81         42,004      1,355       6.38
                                              -----------   --------               -----------   --------
        Total deposits and borrowings .....     1,817,064   $ 29,794       3.23      1,644,925   $ 29,424       3.53
                                                            ========                             ========
Other liabilities .........................        16,504                               17,026
                                              -----------                          -----------
        Total liabilities .................     1,833,568                            1,661,951
Stockholders' equity ......................       121,341                              118,504
                                              -----------                          -----------
        Total liabilities and stockholders'
            equity ........................   $ 1,954,909                          $ 1,780,455
                                              ===========                          ===========

Net interest income and net
    interest rate spread ..................                 $ 22,010       2.23%                 $ 17,975       1.97%
                                                            ========   ========                  ========   ========

Net interest-earning assets and
    interest margin .......................   $    73,992                  2.35%   $    70,914                  2.12%
                                              ===========              ========    ===========              ========

Ratio of interest-earning assets to
    deposits and borrowings ...............                              104.07%                              104.31%
                                                                       ========                             ========

(1)  Annualized.

Rate/Volume Analysis

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

                                                          Six Months Ended December 31, 2004 vs. 2003
                                                      -------------------------------------------------
                                                                 Increase (Decrease) Due to
                                                      -------------------------------------------------

                                                                                               Total
                                                                                  Rate/      Increase
                                                       Volume        Rate        Volume      (Decrease)
                                                      ---------    ---------    ---------    ----------
                                                                      (In thousands)
Interest-earning assets:
      One- to four-family mortgage loans ..........   $   4,079    $    (591)   $     (98)   $   3,390
      Commercial and multi-family real estate loans         300         (423)         (21)        (144)
      Consumer loans ..............................         127         (189)          (7)         (69)
                                                      ---------    ---------    ---------    ---------
             Total loans receivable ...............       4,506       (1,203)        (126)       3,177
      Federal funds sold ..........................        (150)        (150)         150         (150)
      Investment securities and other .............       1,163          223           24        1,410
      Mortgage-backed securities ..................         (51)          19           --          (32)
                                                      ---------    ---------    ---------    ---------
             Total interest-earning assets ........   $   5,468    $  (1,111)   $      48    $   4,405
                                                      =========    =========    =========    =========

Deposits and borrowings:
      Money market and demand deposits ............   $       3    $     109    $       2    $     114
      Savings deposits ............................         745         (502)         (80)         163
      Certificates of deposit .....................       1,195         (326)         (47)         822
                                                      ---------    ---------    ---------    ---------
               Total deposits .....................       1,943         (719)        (125)       1,099
      FHLB of New York advances ...................      (1,881)         124          (16)      (1,773)
      Other borrowings ............................       2,219         (246)      (1,022)         951
      Junior subordinated debentures ..............           1           92           --           93
                                                      ---------    ---------    ---------    ---------
               Total deposits and borrowings ......   $   2,282    $    (749)   $  (1,163)   $     370
                                                      =========    =========    =========    =========

 Net change in net interest income ................   $   3,186    $    (362)   $   1,211    $   4,035
                                                      =========    =========    =========    =========

Non-Performing Assets

The table below sets forth the Company's amounts and categories of non-performing assets at the dates indicated. Loans are placed on non-accrual status when the collection of principal or interest becomes delinquent more than 90 days. There are no loans delinquent more than 90 days which were still accruing. Real estate owned represents assets acquired in settlement of loans (generally through foreclosure or a deed in lieu) and is shown net of valuation allowances.

                                                                        December 31,     June 30,
                                                                            2004           2004
                                                                        ------------     --------
                                                                          (Dollars in thousands)
Non-accruing loans:
      One- to four-family .........................................        $1,763         $2,158
      Commercial and multi-family .................................            --             --
      Consumer ....................................................            13             24
                                                                           ------         ------
           Total non-accruing loans ...............................         1,776          2,182

Real estate owned, net ............................................            --             --
                                                                           ------         ------

           Total non-performing assets/risk elements ..............        $1,776         $2,182
                                                                           ======         ======

Non-accruing loans as a percentage of total loans .................          0.13%          0.17%
                                                                           ======         ======

Non-performing assets/risk elements as a percentage of total assets          0.09%          0.11%
                                                                           ======         ======

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

At December 31, 2004, the Company's total deposits and borrowings maturing or repricing within one year exceeded its total interest-earning assets maturing or repricing within one year by $140.4 million, representing a one year negative gap of 7.09% of total assets, compared to a one year negative gap of $148.6 million, or 7.81%, of total assets at June 30, 2004. The Company's gap position was not significantly different from June 30, 2004 as the short-term estimated cash flows from the Company's interest-earning assets and interest-bearing liabilities have remained relatively unchanged. With respect to assets, growth in loans with faster cash flow characteristics, such as biweekly and adjustable rate loan products, have offset the effect of a decline in prepayments. For liabilities, growth was seen in medium term retail and wholesale certificates of deposit, medium-term wholesale borrowings and core deposits. A decline was experienced in retail certificates of deposit maturing within one year.

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

As of December 31, 2004, due to historically low interest rate levels, the effect of a 2% decrease in interest rates could not be meaningfully simulated. As of December 31, 2004, the Bank's internally generated initial NPV ratio was 10.91%. Following a 2% increase in interest rates, the Bank's Post-Shock NPV ratio was 9.47%. The change in the NPV ratio, or the Bank's Sensitivity Measure, was negative 1.44%. As of December 31, 2004, the Company's internally generated initial NPV ratio was 10.50%, the Post-Shock ratio was 8.98%, and the Sensitivity Measure was negative 1.52%. As of June 30, 2004, the Bank's Post-Shock NPV ratio and Sensitivity Measure were 7.87% and negative 1.72%, respectively, and the Company's Post-Shock NPV ratio and Sensitivity Measure were 7.30% and negative 1.91%, respectively. Both the Post-Shock NPV ratio and the Sensitivity Measure improved since June 30, 2004. The improvement in the Sensitivity Measure is primarily attributable to a decline in the projected duration of assets and a flattening of the Treasury yield curve. Higher short-term market rates were favorable for retail deposits and wholesale borrowing values. Asset duration decreased principally due to a moderate increase in prepayment estimates due to a decline in longer term market rates and growth in loan products with lower durations and faster cash flow characteristics. Variances between the Bank's and the Company's NPV ratios are attributable to balance sheet items which are adjusted during consolidation, such as investments, intercompany borrowings and capital.

Internally generated NPV measurements are based on simulations which utilize institution specific assumptions, including discount and decay rates, and generally result in lower levels of presumed interest rate risk than Office of Thrift Supervision ("OTS") measurements indicate.

The OTS measures the Bank's IRR on a quarterly basis using data from the quarterly Thrift Financial Reports filed by the Bank with the OTS, coupled with non-institution specific assumptions which are based on national averages. As of September 30, 2004 (the latest date for which information is available), the Bank's initial NPV ratio, as measured by the OTS, was 8.76%, the Bank's Post-Shock ratio was 5.26% and the Sensitivity Measure was negative 3.50%.

In addition to monitoring NPV and gap, management also monitors the duration of assets and liabilities and the effects on net interest income resulting from parallel and non-parallel increases or decreases in rates.

At December 31, 2004, based on its internally generated simulation models, the Company's consolidated net interest income projected for one year forward would decrease 3.7% from the base case, or current market, as a result of an immediate and sustained 2% increase in interest rates. Although interest rates are not expected to rise 2% immediately, projections over the next year assume a rise in interest rates and a tightening of the rate spread between the 3-month U.S. treasury bill and the 10-year U.S. treasury bond. If short term rates rise more quickly than long term rates, interest rate risk measures would be expected to improve but earnings would likely be negatively affected.

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

The Company's cash inflows for the six months ended December 31, 2004 included $9.3 million of proceeds from the sale of loans, a $66.3 million increase in deposits (net of accrued interest payable), a $63.3 million increase in other borrowings, including short term borrowings, and principal repayments of loans and mortgage-backed securities. During the six months ended December 31, 2004, the cash provided was used to repay $50.0 million of maturing FHLB of New York advances and other borrowings and to fund investing activities, which included the origination of loans and to fund a $10.0 million investment in BOLI. In addition, the cash provided was used to repurchase $4.4 million of outstanding shares, net of reissuances. For the six months ended December 31, 2004, there were no purchases of mortgage-backed securities.

The Company's cash inflows for the six months ended December 31, 2003 included $81.2 million from the sale of loans, $31.3 million of proceeds from maturities of investment securities, principal repayments of loans and mortgage-backed securities and a $13.9 million increase in deposits. During the six months ended December 31, 2003, the cash provided was used to fund investing activities, which included the origination and purchase of loans and the purchase of $150.1 million of investment and mortgage-backed securities, as well as for the repayment of FHLB of New York advances and other borrowings. Additionally, during the six months ended December 31, 2003, the cash provided was used to fund a $12.0 million investment in BOLI.

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

Item 4. Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures:

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Act")) was carried out as of December 31, 2004 under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)   Changes in Internal Controls:

During the quarter ended December 31, 2004, no change occurred in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and annually report on their systems of internal control over financial reporting. In addition, our independent accountants must report on management's evaluation. We are in the process of evaluating, documenting and testing our system of internal control over financial reporting to provide the basis for our report that will, for the first time, be a required part of our annual report on Form 10-K for the fiscal year ending June 30, 2005. Due to the ongoing evaluation and testing of our internal controls, there can be no assurance that if any control deficiencies are identified they will be remediated before the end of the 2005 fiscal year, or that there will not be significant deficiencies or material weaknesses that would be required to be reported. As noted under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Non-Interest Expenses," the costs of complying with Section 404 have been significant and are expected to increase during the second half of fiscal 2005. In addition, Section 404 compliance continues to divert management resources from core business operations.

PART II - Other Information

Item 1. Legal Proceedings

        None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        The following table summarizes the Company's stock repurchase activity for each month during the three months ended December 31, 2004. All shares repurchased during the three months ended December 31, 2004 were repurchased in the open market. All share and per share amounts have been adjusted for the two for one stock split in the form of a 100% stock dividend paid by the Company on October 29, 2004.

                                                                            Total Number          Maximum Number
                                           Total Number    Average      of Shares Purchased     of Shares that May
                                            of Shares     Price Paid    as Part of Publicly      Yet Be Purchased
                                           Repurchased    Per Share       Announced Plan          Under the Plan
                                           -----------    ---------     --------------------   --------------------
        Repurchases for the Month
        -------------------------
        Oct. 1 - Oct. 31, 2004 ..             37,600       $15.53             37,600                232,400
        Nov. 1 - Nov. 30, 2004 ..            109,000       $16.98            109,000                123,400
        Dec. 1 - Dec. 31, 2004 ..             35,000       $16.44             35,000                 88,400
                                             -------       ------            -------
        Total repurchases .......            181,600       $16.57            181,600
                                             =======       ======            =======

        At December 31, 2004, the Company had one repurchase plan under which it had not yet completed all approved repurchases. This repurchase plan was publicly announced February 27, 2004 and authorized the Company to repurchase up to 5%, or 670,000, of its outstanding shares over the following 18 months.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        (a) The Annual Meeting of Stockholders (Annual Meeting) was held on October 27, 2004.

        (b)   Directors elected at the Annual Meeting:     Directors whose terms continued after
              William C. Anderson                             the Annual Meeting:
              Amadeu L. Carvalho                           Joseph L. LaMonica
                                                           Patrick D. McTernan
                                                           Marvin D. Schoonover
                                                           Mario Teixeira, Jr.

        (c)   At the Annual Meeting, the stockholders considered:

              (i)    the election of two directors,

              (ii) the ratification of the appointment of KPMG LLP as independent auditors for the Company for the fiscal year ending June 30, 2005.

                     The vote on the election of two directors was as follows:

                                                        FOR           WITHHELD
                                                     ---------        --------
                     William C. Anderson             5,953,208        303,937
                     Amadeu L. Carvalho              5,949,139        308,006

                     There were no broker non-votes with respect to the proposal.

                     The vote on the ratification of the appointment of KPMG LLP as independent auditors for the Company for the fiscal year ending June 30, 2005 was as follows:

                            FOR             AGAINST                  ABSTAIN
                         ---------          -------                  -------
                         6,159,257           36,834                   61,054

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

                                   PENNFED FINANCIAL SERVICES, INC.


Date: February 9, 2005             By: /s/ Joseph L. LaMonica
                                       -----------------------------------------
                                       Joseph L. LaMonica
                                       President and Chief
                                       Executive Officer
                                       (Principal Executive Officer)


Date: February 9, 2005             By: /s/ Claire M. Chadwick
                                       -----------------------------------------
                                       Claire M. Chadwick
                                       Executive Vice President,
                                       Chief Financial Officer and Controller
                                       (Principal Financial and Accounting
                                       Officer)

                                  EXHIBIT INDEX

 Regulation                                                                                          Reference to
    S-K                                                                                             Prior Filing
  Exhibit                                                                                             or Exhibit
   Number                                             Document                                          Number
-------------------------------------------------------------------------------------------------------------------
    2         Plan of acquisition, reorganization, arrangement, liquidation or succession                None
    3 (i)     Articles of Incorporation                                                                   (a)
    3 (ii)    Bylaws                                                                                      (a)
    4         Instruments defining the rights of security holders, including indentures                   (b)
    4 (i)     Stockholder Protection Rights Agreement                                                     (c)
    10        Material contracts:
              (a) Employee Stock Ownership Plan                                                           (d)
              (b) 1994 Amended and Restated Stock Option and Incentive Plan                               (e)
              (c) Employment Agreement with Joseph L. LaMonica                                            (f)
              (d) Employment Agreement with Patrick D. McTernan                                           (f)
              (e) Employment Agreement with Jeffrey J. Carfora                                            (f)
              (f) Employment Agreement with Barbara A. Flannery                                           (f)
              (g) Employment Agreement with Claire M. Chadwick                                            (f)
              (h) Employment Agreement with Maria F. Magurno                                              (f)
              (i) Supplemental Executive Retirement Plan                                                  (g)
                  (a) First Amendment to the Supplemental Executive Retirement Plan                       (h)
              (j) Supplemental Executive Death Benefit Plan                                               (h)
              (k) Outside Director's Retirement Plan                                                      (g)
              (m) Form of Consulting Agreement                                                            (g)
    11        Statement re: computation of per share earnings                                             (i)
    18        Letter re: change in accounting principles                                                 None
    19        Report furnished to security holders                                                       None
    22        Published report regarding matters submitted to vote of security holders                   None
    23        Consents of experts and counsel                                                            None
    24        Power of Attorney                                                                          None
    31.1      Certification Required by Securities Exchange Act of 1934 Rule 13a-14(a)
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
    99        Additional Exhibits                                                                   Not applicable

---------------
(a) Included as an appendix to the Company's definitive proxy statement under the Securities Exchange Act of 1934, filed with the Securities and Exchange Commission on September 22, 2003 (File No. 0-24040). Such previously filed document is hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

(b) The Company hereby agrees to furnish the Securities and Exchange Commission, upon request, the instruments defining the rights of the holders of each issue of the Company's long-term debt.

(c) Filed as an exhibit to the Company's Registration Statement on Form 8-A under the Securities Exchange Act of 1934, filed with the Securities and Exchange Commission on March 28, 1996 as amended on Form 8-A/A (the "Form 8-A/A") filed with the Securities and Exchange Commission on February 11, 1998, as further amended on Form 8-A/A-2 (the "Form 8-A/A-2") filed with the Securities and Exchange Commission on October 14, 1998 and as further amended on Form 8-A/A-3 (the "Form 8-A/A-3") filed with the Securities and Exchange Commission on March 1, 2004. The First Amendment to the Stockholders Protection Rights Agreement is filed as an exhibit to the Form 8-A/A, the Second Amendment to the Stockholders Protection Rights Agreement is filed as an exhibit to the Form 8-A/A-2, the Third Amendment to the Stockholders Protection Rights Agreement is filed as an exhibit to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on October 29, 2003 and the Fourth Amendment to the Stockholder Protection Rights Agreement is filed as an exhibit to the Form 8-A/A-3. These documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

(d) Filed as an exhibit to the Company's Registration Statement on Form S-1 under the Securities Act of 1933, filed with the Securities and Exchange Commission on March 25, 1994 (Registration No. 33-76854). Such previously filed document is hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

(e) Filed as an exhibit to the Company's Form 10-K under the Securities Exchange Act of 1934, filed with the Securities and Exchange Commission on September 24, 2001 (File No. 0-24040). Such previously filed document is hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

(f) Filed as an exhibit to the Company's Current Report on Form 8-K under the Securities Exchange Act of 1934, filed with the Securities and Exchange Commission on September 15, 2004 (File No. 0-24040). Such previously filed document is hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

(g) Filed as an exhibit to the Company's Form 10-K under the Securities Exchange Act of 1934, filed with the Securities and Exchange Commission on September 22, 2003 (File No. 0-24040). Such previously filed document is hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

(h) Filed as an exhibit to the Company's Form 10-Q under the Securities Exchange Act of 1934, filed with the Securities and Exchange Commission on February 17, 2004 (File No. 0-24040). Such previously filed document is hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

(i) Refer to Footnote 3., "Computation of Earnings Per Share ("EPS")" included in the December 31, 2004 Form 10-Q.