Form 10-Q
period 2005-03-31
PENNFED FINANCIAL SERVICES INC
filed 2005-05-10
CIK 920945

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
                               -------------------------------------------------

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------  -------------------------

Commission File Number:  0-24040
                       ---------------------------------------------------------

                        PENNFED FINANCIAL SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                          Maryland                                                22-3297339
-----------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)

622 Eagle Rock Avenue, West Orange, New Jersey                                               07052-2989
-----------------------------------------------------------------------------------------------------------
 (Address of principal executive offices)                                                     (Zip Code)

                                            (973) 669-7366
-----------------------------------------------------------------------------------------------------------
                          (Registrant's telephone number, including area code)

                                                   N/A
-----------------------------------------------------------------------------------------------------------
           (Former name, former address and former fiscal year, if changed since last report)

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

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
YES |_| NO |_|.

      As of April 27, 2005, there were issued and outstanding 13,480,378 shares of the Registrant's Common Stock.

                                PennFed Financial Services, Inc. and Subsidiaries
                                                  Form 10-Q

                                             Contents of Report


                                                                                                               Page
                                                                                                              Number
                                                                                                              ------
PART I - FINANCIAL INFORMATION
------------------------------

   Item 1. - Financial Statements

        Consolidated Statements of Financial Condition - March 31, 2005 (unaudited) and June 30, 2004            3

        Consolidated Statements of Income (unaudited) - For the three and nine months ended March 31, 2005

           and 2004                                                                                              4

        Consolidated Statements of Comprehensive Income (unaudited) - For the three and nine months ended

           March 31, 2005 and 2004                                                                               5

        Consolidated Statements of Changes in Stockholders' Equity (unaudited) - For the nine months ended

           March 31, 2005 and 2004                                                                               6

        Consolidated Statements of Cash Flows (unaudited) - For the nine months ended March 31, 2005 and 2004    7

        Notes to Consolidated Financial Statements (unaudited)                                                   9

   Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations              12

   Item 3. - Quantitative and Qualitative Disclosures About Market Risk                                         23

   Item 4. - Controls and Procedures                                                                            23

PART II - OTHER INFORMATION
---------------------------

   Item 1. - Legal Proceedings                                                                                  25

   Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds                                        25

   Item 3. - Defaults Upon Senior Securities                                                                    25

   Item 4. - Submission of Matters to a Vote of Security Holders                                                25

   Item 5. - Other Information                                                                                  25

   Item 6. - Exhibits                                                                                           25

SIGNATURES                                                                                                      26
----------

EXHIBITS
--------

   Exhibit Index                                                                                                27

   Exhibit 31.1 - Certification Required by Securities Exchange Act of 1934 Rule 13a -14 (a)

       (Chief Executive Officer)                                                                                29

   Exhibit 31.2 - Certification Required by Securities Exchange Act of 1934 Rule 13a -14 (a)

       (Chief Financial Officer)                                                                                30

   Exhibit 32 - Certifications Required by Section 1350 of Title 18 of the United States Code                   31

PART I - Financial Information
Item 1.  Financial Statements

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

                                                                                   March 31,       June 30,
                                                                                     2005            2004
                                                                                  ----------      ----------
                                                                                  (unaudited)      (audited)
                                                                                    (Dollars in thousands,
                                                                                   except per share amounts)
ASSETS
Cash and amounts due from depository institutions ..........................      $   12,757      $   14,859
Federal funds sold .........................................................              --              --
                                                                                  ----------      ----------
      Cash and cash equivalents ............................................          12,757          14,859
Investment securities available for sale, at market value, amortized cost of
      $4,803 and $4,672 at March 31, 2005 and June 30, 2004 ................           4,863           4,720
Investment securities held to maturity, at amortized cost, market value of
      $415,703 and $413,215 at March 31, 2005 and June 30, 2004 ............         419,628         420,260
Mortgage-backed securities held to maturity, at amortized cost, market value
      of $83,432 and $100,644 at March 31, 2005 and June 30, 2004 ..........          83,079         100,079
Loans receivable, net of allowance for loan losses of $6,054 and $6,249
      at March 31, 2005 and June 30, 2004 ..................................       1,395,445       1,287,473
Premises and equipment, net ................................................          21,030          21,690
Federal Home Loan Bank of New York stock, at cost ..........................          21,733          23,773
Accrued interest receivable, net ...........................................          11,071          10,195
Other intangible assets ....................................................              --           1,361
Bank owned life insurance ("BOLI") .........................................          22,978          12,512
Other assets ...............................................................           3,780           5,364
                                                                                  ----------      ----------
                                                                                  $1,996,364      $1,902,286
                                                                                  ==========      ==========
LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
      Deposits .............................................................      $1,284,467      $1,188,100
      Federal Home Loan Bank of New York advances ..........................         425,465         475,465
      Other borrowings .....................................................         103,059          59,346
      Junior Subordinated Deferrable Interest Debentures, net of unamortized issuance expenses of $1,230 and $1,263 at March 31, 2005 and
        June 30, 2004 ......................................................          42,070          42,037
      Mortgage escrow funds ................................................           9,815           9,739
      Accounts payable and other liabilities ...............................           7,259           9,200
                                                                                  ----------      ----------
      Total liabilities ....................................................       1,872,135       1,783,887
                                                                                  ----------      ----------

Stockholders' Equity:
      Serial preferred stock, $.01 par value, 7,000,000 shares authorized,
          no shares issued .................................................              --              --
      Common stock, $.01 par value, 15,000,000 shares authorized, 13,499,078 and 13,576,060 shares issued and outstanding at March 31, 2005
           and June 30, 2004 ...............................................             135               9
      Additional paid-in capital ...........................................          45,611          42,839
      Retained earnings, partially restricted ..............................          78,447          75,523
      Accumulated other comprehensive income, net of taxes .................              36              28
                                                                                  ----------      ----------
      Total stockholders' equity ...........................................         124,229         118,399
                                                                                  ----------      ----------
                                                                                  $1,996,364      $1,902,286
                                                                                  ==========      ==========

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Income

                                                                  Three months ended                  Nine months ended
                                                                        March 31,                          March 31,
                                                              ------------------------------    ----------------------------
                                                                  2005             2004             2005             2004
                                                              -----------      -----------      -----------      -----------
                                                                       (unaudited)                      (unaudited)
                                                                     (Dollars in thousands, except per share amounts)
Interest and Dividend Income:
      Interest and fees on loans .......................      $    18,995      $    16,899      $    56,292      $    51,019
      Interest on federal funds sold ...................               --               25               --              175
      Interest and dividends on investment securities ..            6,076            6,041           18,198           16,752
      Interest on mortgage-backed securities ...........            1,096            1,361            3,481            3,779
                                                              -----------      -----------      -----------      -----------
                                                                   26,167           24,326           77,971           71,725
                                                              -----------      -----------      -----------      -----------
Interest Expense:
      Deposits .........................................            7,583            6,688           21,907           19,913
      Borrowed funds ...................................            6,939            7,239           20,961           22,083
      Junior subordinated deferrable interest debentures              778              671            2,226            2,026
                                                              -----------      -----------      -----------      -----------
                                                                   15,300           14,598           45,094           44,022
                                                              -----------      -----------      -----------      -----------
Net Interest and Dividend Income Before Provision
      for Loan Losses ..................................           10,867            9,728           32,877           27,703
Provision for Loan Losses ..............................               --               --               --               --
                                                              -----------      -----------      -----------      -----------
Net Interest and Dividend Income After Provision
      for Loan Losses ..................................           10,867            9,728           32,877           27,703
                                                              -----------      -----------      -----------      -----------

Non-Interest Income:
      Service charges ..................................              703              957            2,296            3,131
      Net gain from real estate operations .............               --               --              157                1
      Net gain on sales of loans .......................              172               57              266              754
      Other ............................................              369              360              980            1,062
                                                              -----------      -----------      -----------      -----------
                                                                    1,244            1,374            3,699            4,948
                                                              -----------      -----------      -----------      -----------
Non-Interest Expenses:
      Compensation and employee benefits ...............            3,135            3,901            9,407           10,841
      Net occupancy expense ............................              643              514            1,741            1,417
      Equipment ........................................              516              536            1,594            1,520
      Advertising ......................................              155              102              549              236
      Amortization of intangibles ......................              454              453            1,361            1,362
      Federal deposit insurance premium ................               44               41              128              126
      Other ............................................            1,196            1,090            3,663            3,091
                                                              -----------      -----------      -----------      -----------
                                                                    6,143            6,637           18,443           18,593
                                                              -----------      -----------      -----------      -----------

Income Before Income Taxes .............................            5,968            4,465           18,133           14,058
Income Tax Expense .....................................            2,114            1,499            6,511            4,838
                                                              -----------      -----------      -----------      -----------
Net Income .............................................      $     3,854      $     2,966      $    11,622      $     9,220
                                                              ===========      ===========      ===========      ===========

Weighted average number of common shares outstanding:
      Basic ............................................       13,590,180       13,525,590       13,682,105       13,558,848
                                                              ===========      ===========      ===========      ===========
      Diluted ..........................................       13,959,738       14,385,896       14,099,360       14,455,810
                                                              ===========      ===========      ===========      ===========

Net income per common share:
      Basic ............................................      $      0.28      $      0.22      $      0.85      $      0.68
                                                              ===========      ===========      ===========      ===========
      Diluted ..........................................      $      0.28      $      0.21      $      0.82      $      0.64
                                                              ===========      ===========      ===========      ===========

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

                                                                    Three months ended            Nine months ended
                                                                         March 31,                     March 31,
                                                                   -----------------------      ----------------------
                                                                     2005           2004          2005          2004
                                                                   --------       --------      --------      --------
                                                                         (unaudited)                  (unaudited)
                                                                                      (In thousands)
Net income ..................................................      $  3,854       $  2,966      $ 11,622      $  9,220
Other comprehensive income (loss), net of tax:
   Unrealized holding gains (losses) arising during period on
    investment securities available for sale, net of tax ....           (38)            44             8           (67)
                                                                   --------       --------      --------      --------
Comprehensive income ........................................      $  3,816       $  3,010      $ 11,630      $  9,153
                                                                   ========       ========      ========      ========

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

                For the Nine Months Ended March 31, 2005 and 2004
                -------------------------------------------------
                                   (unaudited)

                                                                                   Employee
                                                                                     Stock
                                        Serial                      Additional      Ownership
                                       Preferred       Common         Paid-In      Plan Trust      Retained
                                         Stock          Stock         Capital         Debt         Earnings
                                      -----------    -----------    -----------    -----------    -----------
                                                  (Dollars in thousands, except per share amounts)
Balance at June 30, 2003 .........    $        --    $        60    $    65,689    $      (644)   $   124,797
Allocation of Employee Stock
  Ownership Plan ("ESOP") stock ..                                                         483
ESOP adjustment ..................                                        2,120
Purchase of 617,000 shares of
  treasury stock .................
Issuance of 346,950 shares of
  treasury stock for options
  exercised and Dividend
  Reinvestment Plan ("DRP") ......                                                                     (1,537)
Cash dividends of $0.15 per
  common share ...................                                                                     (1,994)
Decrease in unrealized gain on
  investment securities available
  for sale, net of income taxes
  of $(21) .......................
Net income for the nine months
  ended March 31, 2004 ...........                                                                      9,220
                                      -----------    -----------    -----------    -----------    -----------
Balance at March 31, 2004 ........    $        --    $        60    $    67,809    $      (161)   $   130,486
                                      ===========    ===========    ===========    ===========    ===========

Balance at June 30, 2004 .........    $        --    $         9    $    42,839    $        --    $    75,523
Repurchase of 510,300
  outstanding shares .............                            (4)        (1,271)                       (6,806)
Issuance of 433,318 shares of
  stock for options exercised and
  DRP ............................                             2          1,081                           244
Tax benefit from stock option plan                                        2,962
Cash dividends of $0.15 per
  common share ...................                                                                     (2,008)
Increase in unrealized gain on
  investment securities available
  for sale, net of income taxes
  of $5 ..........................
Two-for-one split
  in the form of a 100% stock
  dividend .......................                           128                                         (128)
Net income for the nine months
  ended March 31, 2005 ...........                                                                     11,622
                                      -----------    -----------    -----------    -----------    -----------
Balance at March 31, 2005 ........    $        --    $       135    $    45,611    $        --    $    78,447
                                      ===========    ===========    ===========    ===========    ===========

                                      Accumulated
                                          Other
                                      Comprehensive        Treasury
                                          Income            Stock            Total
                                      --------------    --------------    -----------
                                       (Dollars in thousands, except per share amounts)

Balance at June 30, 2003 .........    $          177    $      (73,244)   $   116,835
Allocation of Employee Stock
  Ownership Plan ("ESOP") stock ..                                                483
ESOP adjustment ..................                                              2,120
Purchase of 617,000 shares of
  treasury stock .................                             (10,022)       (10,022)
Issuance of 346,950 shares of
  treasury stock for options
  exercised and Dividend
  Reinvestment Plan ("DRP") ......                               2,542          1,005
Cash dividends of $0.15 per
  common share ...................                                             (1,994)
Decrease in unrealized gain on
  investment securities available
  for sale, net of income taxes
  of $(21) .......................               (67)                             (67)
Net income for the nine months
  ended March 31, 2004 ...........                                              9,220
                                      --------------    --------------    -----------
Balance at March 31, 2004 ........    $          110    $      (80,724)   $   117,580
                                      ==============    ==============    ===========

Balance at June 30, 2004 .........    $           28    $           --    $   118,399
Repurchase of 510,300
  outstanding shares .............                                             (8,081)
Issuance of 433,318 shares of
  stock for options exercised and
  DRP ............................                                              1,327
Tax benefit from stock option plan                                              2,962
Cash dividends of $0.15 per
  common share ...................                                             (2,008)
Increase in unrealized gain on
  investment securities available
  for sale, net of income taxes
  of $5 ..........................                 8                                8
Two-for-one split
  in the form of a 100% stock
  dividend .......................                                                 --
Net income for the nine months
  ended March 31, 2005 ...........                                             11,622
                                      --------------    --------------    -----------
Balance at March 31, 2005 ........    $           36    $           --    $   124,229
                                      ==============    ==============    ===========

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

                                                                           Nine months ended March 31,
                                                                           ---------------------------
                                                                              2005          2004
                                                                           -----------   -----------
                                                                           (unaudited)   (unaudited)
                                                                                (In thousands)
Cash Flows from Operating Activities:
      Net income .......................................................    $  11,622     $   9,220
      Adjustments to reconcile net income to net cash provided by operating activities:
      Net gain on sales of loans .......................................         (266)         (754)
      Proceeds from sales of loans held for sale .......................        6,013        48,667
      Originations of loans held for sale ..............................       (5,966)      (42,266)
      Net gain on sales of real estate owned ...........................         (157)           --
      Amortization of investment and mortgage-backed securities
        premium, net ...................................................          193           406
      Depreciation and amortization ....................................        1,350         1,288
      Amortization of cost of stock plans ..............................           --         2,603
      Tax benefit related to stock options .............................        2,962            --
      Amortization of intangibles ......................................        1,361         1,362
      Amortization of premiums on loans and loan fees ..................        1,324         2,251
      Amortization of junior subordinated debentures issuance costs ....           33            27
      Income on BOLI ...................................................         (466)         (359)
      Increase in accrued interest receivable, net of accrued
        interest payable ...............................................       (1,032)       (2,616)
      Decrease in other assets .........................................        1,584           666
      Decrease in accounts payable and other liabilities ...............       (1,946)      (10,951)
      Increase (decrease) in mortgage escrow funds .....................           76        (2,485)
      Other, net .......................................................            5             6
                                                                            ---------     ---------
      Net cash provided by operating activities ........................       16,690         7,065
                                                                            ---------     ---------

Cash Flows from Investing Activities:
      Proceeds from maturities of investment securities held to maturity       20,551        96,275
      Purchases of investment securities held to maturity ..............      (20,000)     (177,140)
      Purchases of investment securities available for sale ............         (130)         (164)
      Proceeds from principal repayments of mortgage-backed securities .       16,889        38,700
      Purchases of mortgage-backed securities ..........................           --       (44,884)
      Net proceeds (outflow) from principal repayments of loans and loan
          originations .................................................     (128,053)       22,105
      Proceeds from loans sold .........................................       18,503        42,304
      Purchases of loans ...............................................           --       (41,119)
      Purchases of premises and equipment ..............................         (695)       (2,187)
      Net inflow from real estate owned activity .......................          630            --
      Purchases of BOLI ................................................      (10,000)      (12,000)
      Redemptions of Federal Home Loan Bank of New York stock ..........        2,040           950
                                                                            ---------     ---------
      Net cash used in investing activities ............................     (100,265)      (77,160)
                                                                            ---------     ---------

Cash Flows from Financing Activities:
      Net increase in deposits .........................................       96,523        35,554
      Proceeds from advances from the Federal Home Loan Bank of New York
         and other borrowings ..........................................       29,475            --
       Repayment of advances from the Federal Home Loan Bank of New
        York and other borrowings ......................................      (50,000)      (19,000)
      Increase in other short term borrowings ..........................       14,238           402
      Cash dividends paid ..............................................       (2,008)       (1,993)
      Repurchases of outstanding shares, net of reissuances ............       (6,754)       (9,017)
                                                                            ---------     ---------
      Net cash provided by financing activities ........................       81,474         5,946
                                                                            ---------     ---------
Net Decrease in Cash and Cash Equivalents ..............................       (2,102)      (64,149)
Cash and Cash Equivalents, Beginning of Period .........................       14,859        83,046
                                                                            ---------     ---------
Cash and Cash Equivalents, End of Period ...............................    $  12,757     $  18,897
                                                                            =========     =========

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)

                                                                               Nine months ended March 31,
                                                                               ---------------------------
                                                                                   2005         2004
                                                                                 ---------    ---------
                                                                                (unaudited)  (unaudited)
                                                                                    (In thousands)
Supplemental Disclosures of Cash Flow Information:
      Cash paid during the period for:
      Interest ...............................................................    $  45,020    $  44,890
                                                                                  =========    =========
      Income taxes ...........................................................    $   1,968    $   4,377
                                                                                  =========    =========

Supplemental Schedule of Non-Cash Activities:
      Transfer of loans receivable to loans held for sale, at lower of cost or
          market .............................................................    $  18,284    $  33,456
                                                                                  =========    =========
      Transfer of loans receivable to real estate owned, net .................    $     473    $      --
                                                                                  =========    =========

See notes to consolidated financial statements.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. Basis of Presentation

The interim consolidated financial statements of PennFed Financial Services, Inc. ("PennFed") and subsidiaries (with its subsidiaries, the "Company") include the accounts of PennFed and its subsidiaries (including Penn Federal Savings Bank (the "Bank")). These interim consolidated financial statements included herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2004. The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. There were no adjustments of a non-recurring nature recorded during the nine months ended March 31, 2005 and 2004. The interim results of operations presented are not necessarily indicative of the results for the full year.

Stock Option Plans. All options previously granted under the Company's 1994 Stock Option and Incentive Plan were accounted for in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for the stock options. Pro forma net income and earnings per share calculated as if the Company had accounted for employee stock options and other stock based compensation under the fair value method would equal the amounts presented within the consolidated statements of income for the three and nine months ended March 31, 2005 and 2004, as all grants had fully vested prior to the beginning of all periods presented.

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

SFAS No. 123R applies to all awards granted after its effective date and to awards modified, repurchased, or cancelled after that date. In April 2005, the SEC deferred the adoption of SFAS No. 123R until the first fiscal year beginning after June 15, 2005 (i.e., for the Company, the fiscal year beginning July 1, 2005). Under previous rules, SFAS No. 123R was to be adopted as of the beginning of the first interim or annual reporting period beginning after June 15, 2005, which, for the Company, would have been the fiscal year beginning July 1, 2005. The standard permits different transition methods of recognizing compensation expense. The Company expects to adopt SFAS No. 123R by recognizing compensation expense for (i) any new awards granted after July 1, 2005 and (ii) the portion of any outstanding awards for which the requisite service has not been rendered as of July 1, 2005, based on the grant-date fair value of those awards calculated for purposes of SFAS No. 123R pro forma disclosures. At March 31, 2005, the Company had no stock options outstanding for which compensation expense would be recognized after adoption of SFAS No. 123R.

2. Supplemental Executive Retirement Plan and Director's Retirement Plan

The Company currently provides for a Supplemental Executive Retirement Plan ("SERP") and a Director's Retirement Plan ("DP") for certain key executive employees and directors. Benefits provided are based primarily on years of service and compensation or fees. Both plans are unfunded and at March 31, 2005, the benefit obligation of $618,000 was included in accounts payable and other liabilities in the Consolidated Statements of Financial Condition. The assumptions used in calculating the benefit obligation included a 4% compensation increase rate and a discount rate of 7%. The accounting for these postretirement benefits is in accordance with Statement of Financial Accounting Standards No. 87 "Employer's Accounting for Pensions." The Company has not made, and does not expect to make, any contributions to these plans during the fiscal year ending June 30, 2005.

Net periodic pension cost for the Company's SERP and DP included the following components:

                                                Three months ended March 31,
                                             ----------------------------------
                                                 2005                 2004
                                             --------------      --------------
                                             SERP       DP       SERP       DP
                                             ----      ----      ----      ----
                                                       (In thousands)

Service cost ...........................     $ 61      $ 11      $ 57      $ 10
Interest cost ..........................        7         1         2         1
Amortization of prior service cost .....       (2)       (1)       (1)       (1)
                                             ----      ----      ----      ----
Net periodic pension expense ...........     $ 66      $ 11      $ 58      $ 10
                                             ====      ====      ====      ====

                                                 Nine months ended March 31,
                                             ----------------------------------
                                                 2005                 2004
                                             --------------      --------------
                                             SERP       DP       SERP       DP
                                             ----      ----      ----      ----
                                                       (In thousands)

Service cost ...........................     $183      $ 33      $171      $ 30
Interest cost ..........................       21         3         6         3
Amortization of prior service cost .....       (6)       (3)       (3)       (3)
                                             ----      ----      ----      ----
Net periodic pension expense ...........     $198      $ 33      $174      $ 30
                                             ====      ====      ====      ====

3. Computation of Earnings Per Share ("EPS")

The computation of EPS is presented in the following table. All share and share related amounts reflect the effect of a stock dividend described in Note 5.

                                                       Three months ended             Nine months ended
                                                            March 31,                      March 31,
                                                    --------------------------    --------------------------
                                                        2005           2004           2005           2004
                                                    -----------    -----------    -----------    -----------
                                                         (Dollars in thousands, except per share amounts)
Net income .....................................    $     3,854    $     2,966    $    11,622    $     9,220
                                                    ===========    ===========    ===========    ===========

Number of shares outstanding:
Weighted average shares issued and outstanding .     13,590,180     13,590,004     13,682,105     13,687,912
Less: Average shares held by the ESOP ..........             --      1,904,000             --      1,904,000
Plus: ESOP shares released or committed to be
           released ............................             --      1,839,586             --      1,774,936
                                                    -----------    -----------    -----------    -----------
Average basic shares ...........................     13,590,180     13,525,590     13,682,105     13,558,848
Plus: Average common stock equivalents .........        369,558        860,306        417,255        896,962
                                                    -----------    -----------    -----------    -----------
Average diluted shares .........................     13,959,738     14,385,896     14,099,360     14,455,810
                                                    ===========    ===========    ===========    ===========

Earnings per common share:
        Basic ..................................    $      0.28    $      0.22    $      0.85    $      0.68
                                                    ===========    ===========    ===========    ===========
        Diluted ................................    $      0.28    $      0.21    $      0.82    $      0.64
                                                    ===========    ===========    ===========    ===========

4. Stockholders' Equity and Regulatory Capital

During the three months ended March 31, 2005, the Company repurchased 150,900 shares of its outstanding common stock at prices ranging from $15.05 to $16.15 per share, for a total cost of $2,356,000.

The Bank's regulatory capital amounts and ratios are presented in the following table.

                                                                                             To Be Well
                                                                   For Minimum            Capitalized Under
                                                                 Capital Adequacy         Prompt Corrective
                                             Actual                  Purposes             Action Provisions
                                       --------------------     --------------------     --------------------
                                        Amount       Ratio       Amount       Ratio       Amount       Ratio
                                       --------    --------     --------    --------     --------    --------
                                                               (Dollars in thousands)
As of March 31, 2005
Tangible capital, and ratio to
   adjusted total assets ..........    $170,053        8.51%    $ 29,960        1.50%         N/A         N/A
Tier I (core) capital, and ratio to
   adjusted total assets ..........    $170,053        8.51%    $ 79,893        4.00%    $ 99,867        5.00%
Tier I (core) capital, and ratio to
   risk-weighted assets ...........    $170,053       15.86%         N/A         N/A     $ 64,237        6.00%
Risk-based capital, and ratio to
   risk-weighted assets ...........    $176,122       16.43%    $ 85,770        8.00%    $107,212       10.00%

As of June 30, 2004
Tangible capital, and ratio to
   adjusted total assets ..........    $163,676        8.61%    $ 28,509        1.50%         N/A         N/A
Tier I (core) capital, and ratio to
   adjusted total assets ..........    $163,676        8.61%    $ 76,024        4.00%    $ 95,029        5.00%
Tier I (core) capital, and ratio to
   risk-weighted assets ...........    $163,676       16.24%         N/A         N/A     $ 60,468        6.00%
Risk-based capital, and ratio to
   risk-weighted assets ...........    $169,926       16.86%    $ 80,624        8.00%    $100,781       10.00%

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

Where appropriate, reserves are allocated to individual loans that exhibit actual or probable credit weakness. For example, reserves may be specifically assigned for loans that are 90 days or more past due, loans where the borrower has filed for bankruptcy or loans identified by the Company's internal loan review process. Reserves are based upon management's estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Company. For loans not subject to specific reserve allocations, loss rates by loan category are applied. A reserve is maintained to recognize the imprecision in estimating and measuring loss when evaluating reserves for individual loans or pools of loans. Reserves on individual loans are reviewed no less frequently than quarterly and adjusted as appropriate.

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

Forward-Looking Statements

When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the Company's market area, changes in laws and regulations and in policies of regulatory agencies, fluctuations in interest rates and demand for loans in the Company's market area, the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses, the Company's ability to attract and retain depositors and to obtain cost-effective funding, the relationship of short-term interest rates to long-term interest rates and the Company's ability to manage its interest rate risk, competition and terrorist acts that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above, as well as other factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company will not undertake - and specifically declines any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of these statements or to reflect the occurrence of anticipated or unanticipated events.

Overview

The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Company has 25 full service branch offices in New Jersey. The Company attracts deposits from the general public and uses these deposits, together with borrowings and other funds, to originate and purchase one- to four-family residential mortgage loans, and, to a lesser extent, to originate commercial and multi-family real estate and consumer loans. The Company also invests in mortgage-backed securities secured by one- to four-family residential mortgages and U.S. government agency obligations. Through a relationship with an unaffiliated third party, the Company offers insurance and uninsured non-deposit investment products to the Company's customers and members of the general public. A wholly-owned subsidiary of the Company participates in the ownership of a title insurance agency.

The Company's loan portfolio growth is dependent primarily on its ability to provide the products and services that meet the needs of the customers in its market area. The Company offers fixed rate, adjustable rate and balloon mortgage loans for residential and commercial purposes, as well as home equity, consumer loans and non-mortgage business loans, with a variety of terms. Residential first mortgage loans are the largest part of the portfolio, representing approximately 78.4% at March 31, 2005. The level of interest rates also has a significant impact on the ability of the Company to originate loans and on the amount of prepayment activity experienced by the Company. Since June 30, 2004, the Company's net loans receivable increased $108.0 million. This increase was primarily attributable to strong loan origination levels and a slowdown in prepayments. During the nine months ended March 31, 2005, the Company sold $24.2 million of loans as a means to assist in the management of interest rate risk.

The retention and the recruitment of profitable deposit customers are vital to the Company's ability to generate liquid funds and to support the growth of non-interest income. The Company offers a number of different deposit products and uses this product mix along with a strong focus on customer service to attract customers and to build depositor relationships. The level of interest rates also significantly affects the level of the Company's deposits. Since June 30, 2004, deposits increased $96.4 million, primarily due to a $41.2 million increase in core deposits (checking, money market and savings accounts), a $37.4 million increase in retail certificates of deposit and the addition of $19.9 million of brokered certificates of deposit. The increase in core deposits was accomplished through a combination of desirable product features, focused marketing campaigns and competitive interest rates.

The Company's future loan and deposit growth is, to a large extent, directly tied in to the level of interest rates. If long-term interest rates rise, origination levels may be reduced from the prior periods. Growth in the loan pipeline will depend on the Company's ability to aggressively seek out customers in spite of the higher cost of borrowing for the customer. Loan growth driven by borrower demand, also will depend on the strength of the economy in the Company's market area.

With rising interest rates and/or deteriorating economic conditions, loan origination volumes would likely be lower than recent years and a reduction in the prepayment of loans currently in portfolio would be expected. The Company has continued its loan sale strategy with respect to new residential loan product in order to assist in the management of interest rate risk associated with keeping longer-term loans on the balance sheet. With respect to deposits, while an increase in interest rates would increase the Company's cost of funds, it also would provide the Company with an additional opportunity for attracting depositors, some of whom may have sought higher returns with mutual funds and other non-deposit investment products when market rates were lower. The Company remains confident that by offering competitively priced products and by striving for superior service, it will be able to maintain profitable levels of loans and deposits.

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

A slowdown in loan prepayments, growth in the loan portfolio and the repricing of certain deposits and other borrowings contributed to an expansion in the net interest margin for the nine months ended March 31, 2005 compared to the prior year period. The lower level of prepayments experienced during the nine months ended March 31, 2005 positively impacted the Company's interest income and contributed to growth in the average balance of loans outstanding, when compared to the prior year period. The Company's interest income is primarily driven by interest earned on residential first mortgage loans, which increased $5.5 million in the nine months ended March 31, 2005 compared to the same period in the prior year. The strong origination levels and the significant slowdown in the amount of prepayments, relative to the prior year period, have contributed to the increase in residential first mortgage interest income. Overall, net interest income increased $5.2 million during the current year nine month period compared to the prior year period and the net interest margin increased from 2.16% for the nine months ended March 31, 2004 to 2.32% during the nine months ended March 31, 2005. Lower cost of funds on other borrowings due to the interest rate environment and the maturity of FHLB of New York advances were the primary factors responsible for a decrease of $1.1 million in interest expense on FHLB of New York advances and other borrowings for the current year nine month period compared to the prior year period.

With a slowdown in refinance activity, non-interest income has decreased compared to the level seen in the prior year nine month period. Loan service fees related to modifications and prepayments were not at the levels seen in the nine months ended March 31, 2004, when interest rates caused many customers to refinance their loans or modify to reduce the interest rate of their loans.

While non-interest expenses for the nine months ended March 31, 2005 reflected the end, in fiscal 2004, of costs associated with funding the Company's Employee Stock Ownership Plan (shares became fully allocated in the 2004 fiscal year), current expenses included a much less expensive replacement benefit plan (essentially an increase in the 401(k) match) as well as costs associated with the four branches opened since September 2003. In addition, costs associated with regulatory burden, especially compliance with Sarbanes-Oxley Section 404 on internal control reporting, continue to require significant additional expenditures.

The Company's future earnings are inherently tied to the level of interest rates prevailing in the economic environment in which the Company operates. If interest rates increase, the Company's interest expense on deposits and wholesale borrowings will increase at a faster pace than the effects that will be seen in the Company's interest income on loans. This effect on interest expense is due to the short-term repricing characteristics of a portion of the Company's deposit and borrowing portfolios. As for interest income, loan commitments, generally locked in at receipt, will result in loans closed at below-market rates should rates continue to rise. As interest rates rise, a decline in loan prepayments will reduce cashflows available for reinvestment at higher rates. By emphasizing the origination of adjustable rate and biweekly loan products and continuing the sale of long-term fixed rate residential loans, while also focusing on increasing the balance of core deposits and longer term certificates of deposit and borrowings, the Company will endeavor to better position itself to mitigate the effects of rising interest rates.

Financial Condition

Assets. Total assets increased $94.1 million to $1.996 billion at March 31, 2005 from $1.902 billion at June 30, 2004. This increase was primarily due to a $108.0 million increase in net loans receivable, reflecting strong loan origination levels and a slowdown in loan prepayment activity.

Liabilities. Deposits increased $96.4 million to $1.284 billion at March 31, 2005 from $1.188 billion at June 30, 2004. An increase in core deposits (checking, money market and savings accounts) of $41.2 million, a $37.4 million increase in retail certificates of deposit and the addition of $19.9 million of wholesale certificates of deposit accounted for the increase. At March 31, 2005, Federal Home Loan Bank ("FHLB") of New York advances and other borrowings totaled $528.5 million, reflecting a $6.3 million decrease from the $534.8 million at June 30, 2004.

Stockholders' Equity. Stockholders' equity at March 31, 2005 totaled $124.2 million compared to $118.4 million at June 30, 2004. The increase primarily reflects the net income recorded for the nine months ended March 31, 2005 and the exercise of stock options, including the related tax effect, partially offset by the repurchase of 510,300 shares of the Company's outstanding stock at an average price of $15.84 per share and the declaration of cash dividends.

Results of Operations

General. For the three months ended March 31, 2005, net income was $3.9 million, or $0.28 per diluted share, compared to net income of $3.0 million, or $0.21 per diluted share, for the comparable prior year period. For the nine months ended March 31, 2005, net income was $11.6 million, or $0.82 per diluted share. These results compare to net income of $9.2 million, or $0.64 per diluted share, for the nine months ended March 31, 2004. Earnings per share amounts reflect the effect of the 100% stock dividend described in Note 5. - Stock Dividend, in the Notes to Consolidated Financial Statements.

Interest and Dividend Income. Interest and dividend income for the three and nine months ended March 31, 2005 increased to $26.2 million and $78.0 million, respectively, from $24.3 million and $71.7 million for the three and nine months ended March 31, 2004. In general, the increases in interest and dividend income reflect a higher level of interest-earning assets due to strong loan originations and the slowdown in prepayments in the Company's loan and mortgage-backed securities portfolios during the current year periods. The effect of the increases was slightly offset by a lower yield earned on assets as a result of prepayments of higher yielding loans and the origination of loans at lower market interest rates during the last year. Average interest-earning assets were $1.913 billion and $1.898 billion for the three and nine months ended March 31, 2005, compared to $1.741 billion and $1.724 billion for the three and nine months ended March 31, 2004. The average yield earned on interest-earning assets decreased to 5.48% and 5.47% for the three and nine months ended March 31, 2005 from 5.59% and 5.53% for the three and nine months ended March 31, 2004.

Interest income on residential one- to four-family mortgage loans for the three and nine months ended March 31, 2005 increased $2.1 million and $5.5 million, respectively, when compared to the prior year periods. The increases in interest income on residential one- to four-family mortgage loans were due to increases in the average balance of residential one- to four-family mortgage loans outstanding, as the result of strong origination levels and a slowdown in prepayments during the current year periods. For the three and nine months ended March 31, 2005, the residential one- to four-family mortgage loan portfolio averaged $1.089 billion and $1.069 billion, respectively, compared to $901 million and $906 million for the prior year periods. Somewhat offsetting the increases in the average balances of residential one- to four-family mortgage loans were decreases in the average yield earned on this loan portfolio to 5.30% and 5.31% for the three and nine months ended March 31, 2005, respectively, from 5.47% and 5.46% for the comparable prior year periods, reflecting the payoff or refinance of higher yielding loans and the origination of lower yielding loans over the last twelve months.

Interest income on commercial and multi-family real estate loans decreased $142,000 and $286,000 for the three and nine months ended March 31, 2005, respectively, when compared to the prior year periods. The decreases in interest income on commercial and multi-family real estate loans were attributable to decreases in the average yield earned on these loans. The average yield decreased to 6.86% and 6.85% for the three and nine months ended March 31, 2005, respectively, when compared to 7.40% and 7.39% for the three and nine months ended March 31, 2004, respectively. As with other loans, the payoff of higher yielding loans and the origination of loans at lower market interest rates has resulted in a decline in the yield of the commercial and multi-family real estate loan portfolio. The decreases in interest income for this portfolio were partially offset by increases in the average outstanding balance of commercial and multi-family real estate loans of $5.9 million and $7.4 million for the three and nine months ended March 31, 2005, respectively, when compared to the prior year periods.

Interest income on consumer loans increased $164,000 and $96,000 for the three and nine months ended March 31, 2005, respectively, when compared to the prior year periods. The average yield earned on consumer loans remained constant at 5.45% for the three months ended March 31, 2005 when compared to the three months ended March 31, 2004. For the nine months ended March 31, 2005, the average yield on consumer loans decreased to 5.32% from 5.54% for the comparable prior year period. The effects of the lower average yield were offset by increases of $13.4 million and $7.5 million in the average balance outstanding for the three and nine months ended March 31, 2005, respectively, when compared to the prior year periods.

Interest income on investment securities and other interest-earning assets increased $35,000 and $1.4 million for the three and nine months ended March 31, 2005, respectively, when compared to the prior year periods. The increases in interest income on investment securities and other interest-earning assets for the three and nine months ended March 31, 2005 were due to increases in the average yield to 5.48% and 5.43%, respectively, compared to 5.36% and 5.32% for the three and nine months ended March 31, 2004. Partially offsetting the increase in interest income for the three months ended March 31, 2005 was a decrease of $7.6 million in the average balance outsnading of investment securities and other interest-earning assets when compared to the prior year period. For the nine months ended March 31, 2005, in addition to the increase in the average yield, the average balance outstanding for investment securities and other interest-earning assets increased $27.1 million when compared to the comparable prior year period.

Interest income on the mortgage-backed securities portfolio decreased $265,000 and $298,000 for the three and nine months ended March 31, 2005, respectively, when compared to the prior year periods. The average balance outstanding of mortgage-backed securities decreased $16.9 million and $6.9 million for the three and nine months ended March 31, 2005, respectively, compared to the three and nine months ended March 31, 2004. The decrease in interest income on mortgage-backed securities were also due to decreases in the average yield earned to 5.14% and 5.11% for the three and nine months ended March 31, 2005, respectively, when compared to 5.32% and 5.15% for the three and nine months ended March 31, 2004.

Interest Expense. Interest expense increased $702,000 and $1.1 million for the three and nine months ended March 31, 2005, respectively, when compared to the prior year periods. While the Company's cost of funds decreased, total average deposits and borrowings increased. The average rate on deposits and borrowings was 3.34% and 3.27% for the three and nine months ended March 31, 2005, respectively, down from 3.48% and 3.51% for the prior year periods, as a result of lower market interest rates. Total average deposits and borrowings increased $177.1 million and $173.8 million for the three and nine months ended March 31, 2005, respectively, when compared to the three and nine months ended March 31, 2004.

For the three months ended March 31, 2005, the average rate paid on deposits increased slightly to 2.43% from 2.41% for the three months ended March 31, 2004. For the nine months ended March 31, 2005, the average rate paid on deposits decreased to 2.36% from 2.41% for the nine months ended March 31, 2004. Average deposit balances increased $151.1 million and $143.7 million to $1.265 billion and $1.238 billion for the three and nine months ended March 31, 2005, respectively, from $1.114 billion and $1.095 billion for the comparable prior year periods. The growth in deposits is partially reflective of the addition of the four new branches opened since September 2003 and the addition of wholesale certificates of deposit. In addition, deposit growth reflects the offering of attractive and competitive deposit products which are promoted through various marketing strategies.

The average cost of FHLB of New York advances for the three and nine months ended March 31, 2005 increased to 5.72% for both periods from 5.68% and 5.67% for the three and nine months ended March 31, 2004, respectively. However, the average balance of FHLB of New York advances decreased $60.0 million and $63.5 million for the three and nine months ended March 31, 2005, respectively, when compared to the prior year periods. As a funding source to replace maturing FHLB of New York advances and the slowdown in prepayments on loans, the average balance of other borrowings increased $86.0 million and $93.5 million for the three and nine months ended March 31, 2005, respectively, when compared to the three and nine months ended March 31, 2004. The average rate paid on other borrowings decreased significantly to 3.00% and 2.60% for the three and nine months ended March 31, 2005, respectively, from 3.91% and 4.29% for the comparable prior year periods as a result of lower market interest rates.

Net Interest and Dividend Income. Net interest and dividend income before provision for loan losses for the three and nine months ended March 31, 2005 was $10.9 million and $32.9 million, respectively, compared to $9.7 million and $27.7 million recorded in the prior year periods. For the three months ended March 31, 2005, average net interest-earning assets decreased $4.8 million when compared to the three months ended March 31, 2004. For the nine months ended March 31, 2005, average net interest-earning assets increased $445,000 when compared to the nine months ended March 31, 2004. The net interest rate spread and net interest margin for the three months ended March 31, 2005 were 2.14% and 2.26%, respectively, an increase from 2.11% and 2.24% for the three months ended March 31, 2004. For the nine months ended March 31, 2005, the net interest rate spread and net interest margin were 2.20% and 2.32%, respectively, an increase from 2.02% and 2.16% for the nine months ended March 31, 2004. The net interest margin expanded during the current year periods when compared to the prior year periods principally due to a slowdown in loan prepayments, growth in the loan portfolio and the repricing of certain deposits and other borrowings.

Provision for Loan Losses. There was no provision for loan losses recorded for the three and nine months ended March 31, 2005, which is consistent with the maintenance of the Company's historically low levels of non-accruing loans and loan chargeoffs. There also was no loan loss provision recorded in the comparable prior year periods. Management believes that the current allowance for loan losses is adequate to absorb probable losses on existing loans that may become uncollectible. The allowance for loan losses at March 31, 2005 was $6.1 million compared to $6.2 million at June 30, 2004. The allowance for loan losses as a percentage of non-accruing loans was 375.79% at March 31, 2005, compared to 286.39% at June 30, 2004. Non-accruing loans were $1.6 million at March 31, 2005 compared to $2.2 million at June 30, 2004. The allowance for loan losses as a percentage of total loans at March 31, 2005 was 0.43% compared to 0.48% at June 30, 2004, primarily due to the increase in the balance of the overall loan portfolio. See the discussion on the allowance for loan losses in this Form 10-Q under "Critical Accounting Policies".

Non-Interest Income. For the three and nine months ended March 31, 2005, non-interest income was $1.2 million and $3.7 million, respectively, compared to $1.4 million and $4.9 million for the prior year periods. The decrease in non-interest income for the three months ended March 31, 2005 was generally due to a decrease in service charges, while the decrease for the nine months ended March 31, 2005 was generally due to decreases in service charges and net gain on sales of loans, when compared to the prior year periods.

Service charge income for the three months ended March 31, 2005 was $703,000, reflecting a decrease of $254,000 from the $957,000 recorded for the prior year period. For the nine months ended March 31, 2005, service charge income was $2.3 million, reflecting a decrease of $835,000 from the $3.1 million recorded for the prior year period. Service charges decreased during the three and nine months ended March 31, 2005 principally due to a decline in fees associated with various loan prepayments and/or modifications.

During the three and nine months ended March 31, 2005, the net gain on sales of loans was $172,000 and $266,000, respectively, compared to $57,000 and $754,000 for the three and nine months ended March 31, 2004. Approximately $15.0 million and $24.2 million of fixed rate one- to four-family residential mortgage loans were sold into the secondary market and to other financial institutions during the three and nine months ended March 31, 2005, respectively. During the three and nine months ended March 31, 2004, approximately $6.4 million and $87.0 million of primarily fixed rate one- to four-family residential mortgage loans were sold into the secondary market and to other financial institutions, respectively. The reduction in loan sales for the nine month period can be attributed to a reduction in origination of longer-term fixed rate products as borrowers have shown increased interest in adjustable rate and bi-weekly loans, which are retained in portfolio. In addition, during the nine months ended March 31, 2004, a $3.0 million commercial real estate loan participation was sold as a means to reduce the Company's credit exposure on a large commercial real estate loan relationship.

Non-Interest Expenses. Non-interest expenses for the three and nine months ended March 31, 2005 were $6.1 million and $18.4 million, or 1.24% and 1.25% of average assets, respectively. For the comparable prior year periods, non-interest expenses were $6.6 million and $18.6 million, or 1.47% and 1.39% of average assets, respectively. While current period expense levels reflect the end of costs associated with funding the Company's Employee Stock Ownership Plan ("ESOP"), expenses in the current year periods include a much less expensive replacement benefit plan for the ESOP, increased advertising expense and costs associated with the four branches opened since September 2003. In addition, costs associated with regulatory burden, especially compliance with Sarbanes-Oxley Section 404, continue to require significant additional expenditures and are expected to remain high through the end of fiscal 2005 and into fiscal 2006. The opening of a new branch in February 2005 will also add to future non-interest expense, particularly in the net occupancy and advertising expense categories.

Income Tax Expense. Income tax expense was $2.1 million and $6.5 million for the three and nine months ended March 31, 2005, respectively, compared to $1.5 million and $4.8 million for the three and nine months ended March 31, 2004. The effective tax rate for the three and nine months ended March 31, 2005 was 35.4% and 35.9%, respectively, compared to 33.6 % and 34.4% for the three and nine months ended March 31, 2004. The higher effective tax rates in the current year periods were primarily due to an adjustment in the first quarter of fiscal 2005 in valuation allowances established against state deferred tax assets.

Analysis of Net Interest Income

The following tables set forth certain information relating to the Company's Consolidated Statements of Financial Condition and the Consolidated Statements of Income for the three and nine months ended March 31, 2005 and 2004 and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived from average daily balances. The average balance of loans receivable includes non-accruing loans. The yields and costs include fees which are considered adjustments to yields.

                                                                     Three Months Ended March 31,
                                               -----------------------------------------------------------------------
                                                              2005                                  2004
                                               ---------------------------------     ---------------------------------
                                                 Average      Interest                 Average      Interest
                                               Outstanding    Earned/    Yield/      Outstanding    Earned/    Yield/
                                                 Balance       Paid      Rate (1)      Balance       Paid      Rate (1)
                                               -----------    -------    -------     -----------    -------    -------
                                                                         (Dollars in thousands)
Interest-earning assets:
    One- to four-family mortgage
        loans .............................    $ 1,088,821    $14,393       5.30%    $   901,473    $12,319       5.47%
    Commercial and multi-family real
        estate loans ......................        167,911      2,880       6.86         162,016      3,022       7.40
    Consumer loans ........................        128,064      1,722       5.45         114,700      1,558       5.45
                                               -----------    -------                -----------    -------
        Total loans receivable ............      1,384,796     18,995       5.51       1,178,189     16,899       5.73

    Federal funds sold ....................             --         --         --           9,875         25       1.00
    Investment securities and other .......        443,113      6,076       5.48         450,694      6,041       5.36
    Mortgage-backed securities ............         85,365      1,096       5.14         102,259      1,361       5.32
                                               -----------    -------                -----------    -------
        Total interest-earning assets .....      1,913,274    $26,167       5.48       1,741,017    $24,326       5.59
                                                              =======                               =======

Non-interest earning assets ...............         72,000                                61,985
                                               -----------                           -----------
        Total assets ......................    $ 1,985,274                           $ 1,803,002
                                               ===========                           ===========

Deposits and borrowings:
    Money market and demand deposits ......    $   205,417    $   388       0.77%    $   161,793    $    73       0.18%
    Savings deposits ......................        422,447      2,505       2.40         397,486      2,544       2.57
    Certificates of deposit ...............        637,283      4,690       2.98         554,789      4,071       2.94
                                               -----------    -------                -----------    -------
        Total deposits ....................      1,265,147      7,583       2.43       1,114,068      6,688       2.41

    FHLB of New York advances .............        425,465      6,081       5.72         485,465      6,957       5.68
    Other borrowings ......................        114,493        858       3.00          28,540        282       3.91
    Junior subordinated debentures ........         42,065        778       7.39          42,020        671       6.35
                                               -----------    -------                -----------    -------
        Total deposits and borrowings .....      1,847,170    $15,300       3.34       1,670,093    $14,598       3.48
                                                              =======                               =======

Other liabilities .........................         14,226                                13,972
                                               -----------                           -----------
        Total liabilities .................      1,861,396                             1,684,065
Stockholders' equity ......................        123,878                               118,937
                                               -----------                           -----------
        Total liabilities and stockholders'
            equity ........................    $ 1,985,274                           $ 1,803,002
                                               ===========                           ===========

Net interest income and net
    interest rate spread ..................                   $10,867       2.14%                   $ 9,728       2.11%
                                                              =======       ====                    =======       ====

Net interest-earning assets and
    interest margin .......................    $    66,104                  2.26%    $    70,924                  2.24%
                                               ===========                ======     ===========                ======

Ratio of interest-earning assets to
    deposits and borrowings ...............                               103.58%                               104.25%
                                                                          ======                                ======

(1)   Annualized.

                                                                    Nine Months Ended March 31,
                                               -----------------------------------------------------------------------
                                                              2005                                  2004
                                               ---------------------------------     ---------------------------------
                                                 Average      Interest                 Average      Interest
                                               Outstanding    Earned/    Yield/      Outstanding    Earned/    Yield/
                                                 Balance       Paid      Rate (1)      Balance       Paid      Rate (1)
                                               -----------    -------    -------     -----------    -------    -------
                                                                         (Dollars in thousands)
Interest-earning assets:
    One- to four-family mortgage
        loans .............................    $ 1,068,844    $42,594       5.31%    $   906,133    $37,131       5.46%
    Commercial and multi-family real
        estate loans ......................        168,786      8,790       6.85         161,398      9,076       7.39
    Consumer loans ........................        122,822      4,908       5.32         115,340      4,812       5.54
                                               -----------    -------                -----------    -------
        Total loans receivable ............      1,360,452     56,292       5.50       1,182,871     51,019       5.73

    Federal funds sold ....................             --         --         --          23,491        175       0.97
    Investment securities and other .......        447,173     18,198       5.43         420,096     16,752       5.32
    Mortgage-backed securities ............         90,837      3,481       5.11          97,774      3,779       5.15
                                               -----------    -------                -----------    -------
        Total interest-earning assets .....      1,898,462    $77,971       5.47       1,724,232    $71,725       5.53
                                                              =======                               =======

Non-interest earning assets ...............         66,569                                63,739
                                               -----------                           -----------
        Total assets ......................    $ 1,965,031                           $ 1,787,971
                                               ===========                           ===========

Deposits and borrowings:
    Money market and demand deposits ......    $   184,207    $   669       0.48%    $   167,525    $   240       0.19%
    Savings deposits ......................        427,986      7,410       2.31         380,198      7,285       2.54
    Certificates of deposit ...............        626,207     13,828       2.94         547,012     12,388       3.01
                                               -----------    -------                -----------    -------
        Total deposits ....................      1,238,400     21,907       2.36       1,094,735     19,913       2.41

    FHLB of New York advances .............        427,974     18,610       5.72         491,444     21,259       5.67
    Other borrowings ......................        118,672      2,351       2.60          25,126        824       4.29
    Junior subordinated debentures ........         42,053      2,226       7.00          42,009      2,026       6.37
                                               -----------    -------                -----------    -------
        Total deposits and borrowings .....      1,827,099    $45,094       3.27       1,653,314    $44,022       3.51
                                                              =======                               =======
Other liabilities .........................         15,745                                16,008
                                               -----------                           -----------
        Total liabilities .................      1,842,844                             1,669,322
Stockholders' equity ......................        122,187                               118,649
                                               -----------                           -----------
        Total liabilities and stockholders'
            equity ........................    $ 1,965,031                           $ 1,787,971
                                               ===========                           ===========

Net interest income and net
    interest rate spread ..................                   $32,877       2.20%                   $27,703       2.02%
                                                              =======    =======                    =======    =======

Net interest-earning assets and
    interest margin .......................    $    71,363                  2.32%    $    70,918                  2.16%
                                               ===========                ======     ===========                ======

Ratio of interest-earning assets to
    deposits and borrowings ...............                               103.91%                               104.29%
                                                                          ======                                ======

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

                                                      Nine Months Ended March 31, 2005 vs. 2004
                                                 ---------------------------------------------------
                                                             Increase (Decrease) Due to
                                                 ---------------------------------------------------
                                                                                             Total
                                                                              Rate/        Increase
                                                  Volume         Rate         Volume       (Decrease)
                                                 ---------     ---------     ---------     ---------
                                                                   (In thousands)
Interest-earning assets:
      One- to four-family mortgage loans ....    $   6,665     $  (1,019)    $    (183)    $   5,463
      Commercial and multi-family real
        estate loans ........................          409          (665)          (30)         (286)
      Consumer loans ........................          298          (190)          (12)           96
                                                 ---------     ---------     ---------     ---------
             Total loans receivable .........        7,372        (1,874)         (225)        5,273
      Federal funds sold ....................         (175)         (175)          175          (175)
      Investment securities and other .......        1,077           347            22         1,446
      Mortgage-backed securities ............         (271)          (29)            2          (298)
                                                 ---------     ---------     ---------     ---------
             Total interest-earning assets ..    $   8,003     $  (1,731)    $     (26)    $   6,246
                                                 =========     =========     =========     =========

Deposits and borrowings:
      Money market and demand deposits ......    $      24     $     369     $      36     $     429
      Savings deposits ......................          863          (656)          (82)          125
      Certificates of deposit ...............        1,769          (287)          (42)        1,440
                                                 ---------     ---------     ---------     ---------
             Total deposits ...............          2,656          (574)          (88)        1,994
      FHLB of New York advances .............       (2,809)          184           (24)       (2,649)
      Other borrowings ......................        3,031          (318)       (1,186)        1,527
      Junior subordinated debentures ........            2           198            --           200
                                                 ---------     ---------     ---------     ---------
             Total deposits and borrowings       $   2,880     $    (510)    $  (1,298)    $   1,072
                                                 =========     =========     =========     =========

 Net change in net interest income ..........    $   5,123     $  (1,221)    $   1,272     $   5,174
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

                                                                       March 31,    June 30,
                                                                          2005        2004
                                                                       ---------    --------
                                                                       (Dollars in thousands)
Non-accruing loans:
      One- to four-family .........................................    $  1,425     $  2,158
      Commercial and multi-family .................................         180           --
      Consumer ....................................................           6           24
                                                                       --------     --------
           Total non-accruing loans ...............................       1,611        2,182

Real estate owned, net ............................................          --           --
                                                                       --------     --------

           Total non-performing assets/risk elements ..............    $  1,611     $  2,182
                                                                       ========     ========

Non-accruing loans as a percentage of total loans .................        0.11%        0.17%
                                                                       ========     ========

Non-performing assets/risk elements as a percentage of total assets        0.08%        0.11%
                                                                       ========     ========

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

At March 31, 2005, the Company's total deposits and borrowings maturing or repricing within one year exceeded its total interest-earning assets maturing or repricing within one year by $183.6 million, representing a one year negative gap of 9.20% of total assets, compared to a one year negative gap of $148.6 million, or 7.81%, of total assets at June 30, 2004. The Company's gap position changed from June 30, 2004 as the estimated short-term cash flows for the Company's interest-bearing liabilities have exceeded the estimated cash flows from interest-earning assets. With respect to assets, growth in loans with faster cash flow characteristics, such as biweekly and adjustable rate loan products, have nearly offset the effect of a decline in expected prepayments. For liabilities, despite significant growth in medium term retail and wholesale certificates of deposit, medium-term wholesale borrowings and core deposits, retail certificates of deposit, money market demand deposits and short-term wholesale borrowings, all maturing within one year, also increased.

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

As of March 31, 2005, the Bank's internally generated initial NPV ratio was 10.78%. Following a 2% increase in interest rates, the Bank's Post-Shock NPV ratio was 8.83%. The change in the NPV ratio, or the Bank's Sensitivity Measure, was negative 1.95%. As of March 31, 2005, the Company's internally generated initial NPV ratio was 10.56%, the Post-Shock ratio was 8.48%, and the Sensitivity Measure was negative 2.08%. As of June 30, 2004, the Bank's Post-Shock NPV ratio and Sensitivity Measure were 7.87% and negative 1.72%, respectively, and the Company's Post-Shock NPV ratio and Sensitivity Measure were 7.30% and negative 1.91%, respectively. Both the Post-Shock NPV ratio and the Sensitivity Measure deteriorated since June 30, 2004. The deterioration in the Sensitivity Measure is primarily attributable to a rise in the projected duration of assets and an increase in the sensitivity of FHLB of New York convertible advances. Asset duration increased principally due to a decline in prepayment estimates that resulted from a rise in longer term market rates partially offset by growth in loan products with lower durations and faster cash flow characteristics. Higher market rates improved retail deposit and wholesale borrowing values. Variances between the Bank's and the Company's NPV ratios are attributable to balance sheet items which are adjusted during consolidation, such as investments, intercompany borrowings and capital.

Internally generated NPV measurements are based on simulations which utilize institution specific assumptions, including discount and decay rates, and generally result in lower levels of presumed interest rate risk than Office of Thrift Supervision ("OTS") measurements indicate.

The OTS measures the Bank's IRR on a quarterly basis using data from the quarterly Thrift Financial Reports filed by the Bank with the OTS, coupled with non-institution specific assumptions which are based on national averages. As of December 31, 2004 (the latest date for which information is available), the Bank's initial NPV ratio, as measured by the OTS, was 9.13%, the Bank's Post-Shock ratio was 5.90% and the Sensitivity Measure was negative 3.23%.

In addition to monitoring NPV and gap, management also monitors the duration of assets and liabilities and the effects on net interest income resulting from parallel and non-parallel increases or decreases in rates.

At March 31, 2005, based on its internally generated simulation models, the Company's consolidated net interest income projected for one year forward would decrease 5.3% from the base case, or current market, as a result of an immediate and sustained 2% increase in interest rates. Although interest rates are not expected to rise 2% immediately, projections over the next year assume a rise in interest rates and a tightening of the rate spread between the 3-month U.S. treasury bill and the 10-year U.S. treasury bond. If short term rates rise more quickly than long term rates, interest rate risk measures would be expected to improve, but earnings would likely be negatively affected.

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

The Company's cash inflows for the nine months ended March 31, 2005 included $24.5 million of proceeds from the sale of loans, a $96.5 million increase in deposits (net of accrued interest payable), a $43.7 million increase in other borrowings, including short term borrowings, $20.6 million from maturities of investment secutities, and principal repayments of loans and mortgage-backed securities. During the nine months ended March 31, 2005, the cash provided was used to repay $50.0 million of maturing FHLB of New York advances and other borrowings and to fund investing activities, which included the origination of loans, the purchase of $20.0 million of investment securities and to fund a $10.0 million investment in BOLI. In addition, the cash provided was used to repurchase $6.8 million of outstanding shares, net of reissuances.

The Company's cash inflows for the nine months ended March 31, 2004 included $91.0 million from the sale of loans, $96.3 million of proceeds from maturities of investment securities, principal repayments of loans and mortgage-backed securities and a $35.6 million increase in deposits. During the nine months ended March 31, 2004, the cash provided was used to fund investing activities, which included the origination and purchase of loans and the purchase of $222.0 million of investment and mortgage-backed securities, as well as for the repayment of FHLB of New York advances and other borrowings. Additionally, during the nine months ended March 31, 2004, the cash provided was used to fund a $12.0 million investment in BOLI and to repurchase $9.0 million of outstanding shares, net of reissuances.

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

Item 4. Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures:

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Act")) was carried out as of March 31, 2005 under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)   Changes in Internal Controls:

During the quarter ended March 31, 2005, no change occurred in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and annually report on their systems of internal control over financial reporting. In addition, our independent accountants must report on management's evaluation. We are in the process of evaluating, documenting and testing our system of internal control over financial reporting to provide the basis for our report that will, for the first time, be a required part of our annual report on Form 10-K for the fiscal year ending June 30, 2005. Due to the ongoing evaluation and testing of our internal controls, there can be no assurance that if any control deficiencies are identified they will be remediated before the end of the 2005 fiscal year, or that there will not be significant deficiencies or material weaknesses that would be required to be reported. As noted under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Non-Interest Expenses," the costs of complying with Section 404 have been and are expected to continue to be significant through the end of fiscal 2005 and into fiscal 2006. In addition,
Section 404 compliance continues to divert management resources from core business operations.

PART II - Other Information

Item 1. Legal Proceedings

        None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        The following table summarizes the Company's stock repurchase activity for each month during the three months ended March 31, 2005. All shares repurchased during the three months ended March 31, 2005 were repurchased in the open market.

                                                                    Total Number         Maximum Number
                                     Total Number   Average      of Shares Purchased   of Shares that May
                                      of Shares    Price Paid   as Part of Publicly     Yet Be Purchased
                                     Repurchased   Per Share       Announced Plan        Under the Plan
                                     -----------   ---------    ---------------------  ------------------
       Repurchases for the Month
       -------------------------
       Jan. 1 - Jan. 31, 2005 .....      10,000     $  16.10              10,000                78,400
       Feb. 1 - Feb. 28, 2005 .....      78,400     $  15.81              78,400                    --
       Mar. 1 - Mar. 31, 2005 .....      62,500     $  15.30              62,500               612,500
                                       --------     --------            --------
       Total repurchases ..........     150,900     $  15.62             150,900
                                       ========     ========            ========


        At March 31, 2005, the Company had one repurchase plan under which it had not yet completed all approved repurchases. This repurchase plan was publicly announced February 23, 2005 and authorized the Company to repurchase up to 5%, or 675,000, of its outstanding shares over the following 18 months. During the three months ended March 31, 2005, the Company completed a separate repurchase plan that was publicly announced February 27, 2004. This repurchase plan authorized the Company to repurchase up to 5%, or 670,000, of its outstanding shares over an 18 month period.

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

                               PENNFED FINANCIAL SERVICES, INC.
                               --------------------------------


Date: May 10, 2005             By: /s/ Joseph L. LaMonica
                                   ---------------------------------------------
                                   Joseph L. LaMonica
                                   President and Chief
                                   Executive Officer
                                   (Principal Executive Officer)


Date: May 10, 2005             By: /s/ Claire M. Chadwick
                                   ---------------------------------------------
                                   Claire M. Chadwick
                                   Executive Vice President,
                                   Chief Financial Officer and
                                   Controller
                                   (Principal Financial and Accounting Officer)

                                                 EXHIBIT INDEX

   Regulation                                                                                       Reference to
      S-K                                                                                           Prior Filing
    Exhibit                                                                                          or Exhibit
     Number                                         Document                                           Number
------------------------------------------------------------------------------------------------------------------
      2         Plan of acquisition, reorganization, arrangement, liquidation or succession             None
      3 (i)     Articles of Incorporation                                                                (a)
      3 (ii)    Bylaws                                                                                   (a)
      4         Instruments defining the rights of security holders, including indentures                (b)
      4 (i)     Stockholder Protection Rights Agreement                                                  (c)
      10        Material contracts:
                (a) Employee Stock Ownership Plan                                                        (d)
                (b) 1994 Amended and Restated Stock Option and Incentive Plan                            (e)
                (c) Employment Agreement with Joseph L. LaMonica                                         (f)
                (d) Employment Agreement with Patrick D. McTernan                                        (f)
                (e) Employment Agreement with Jeffrey J. Carfora                                         (f)
                (f) Employment Agreement with Barbara A. Flannery                                        (f)
                (g) Employment Agreement with Claire M. Chadwick                                         (f)
                (h) Employment Agreement with Maria F. Magurno                                           (f)
                (i) Supplemental Executive Retirement Plan                                               (g)
                    (a) First Amendment to the Supplemental Executive Retirement Plan                    (h)
                    (b) Second Amendment to the Supplemental Executive Retirement Plan                   (j)
                (j) Amended and Restated Supplemental Executive Death Benefit Plan                       (j)
                (k) Outside Director's Retirement Plan                                                   (g)
                (l) Form of Consulting Agreement                                                         (g)
      11        Statement re: computation of per share earnings                                          (i)
      18        Letter re: change in accounting principles                                              None
      19        Report furnished to security holders                                                    None
      22        Published report regarding matters submitted to vote of security holders                None
      23        Consents of experts and counsel                                                         None
      24        Power of Attorney                                                                       None
    31.1        Certification Required by Securities Exchange Act of 1934 Rule 13a-14(a)
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

--------------

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

(i) Refer to Footnote 3., "Computation of Earnings Per Share ("EPS")" included in the March 31, 2005 Form 10-Q.

(j) Filed as exhibits to the Company's Current Report on Form 8-K under the Securities Exchange Act of 1934, filed with the Securities and Exchange Commission on February 14, 2005 (File No. 0-24040). Such previously filed document is hereby incorporated by reference in accordance with Item 601 of Regulation S-K.