Form 10-K
period 2005-06-30
PENNFED FINANCIAL SERVICES INC
filed 2005-09-13
CIK 920945

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(mark one)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended June 30, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _____________ to _____________

                         Commission file number 0-24040

                        PENNFED FINANCIAL SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Maryland                                               22-3297339
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

  622 Eagle Rock Avenue, West Orange, New Jersey                 07052-2989
--------------------------------------------------------------------------------
     (Address of principal executive offices)                    (Zip Code)

  Registrant's telephone number, including area code:          (973) 669-7366
                                                             -------------------

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES |X| NO |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES |_| NO |X|

      The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the Nasdaq National Market as of December 31, 2004, was $188,416,000. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

      As of September 2, 2005, there were issued and outstanding 13,256,056 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Part III of Form 10-K - Portions of the Proxy Statement for 2005 Annual Meeting of Stockholders.

                PennFed Financial Services, Inc. and Subsidiaries
                         2005 Annual Report on Form 10-K
                                Table of Contents

                                                                            Page
                                                                          Number
                                                                          ------
PART I
ITEM 1.    Business .......................................................    1
ITEM 2.    Properties .....................................................   21
ITEM 3.    Legal Proceedings ..............................................   21
ITEM 4.    Submission of Matters to a Vote of Security Holders ............   22

PART II
ITEM 5.    Market for the Registrant's Common Equity and Related
              Stockholder Matters .........................................   23
ITEM 6.    Selected Financial Data ........................................   24
ITEM 7.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations ...................................   26
ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk .....   44
ITEM 8.    Financial Statements and Supplementary Data ....................   45
ITEM 9.    Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure ....................................   78
ITEM 9A.   Controls and Procedures ........................................   78
ITEM 9B.   Other Information ..............................................   78

PART III
ITEM 10.   Directors and Executive Officers of the Registrant .............   79
ITEM 11.   Executive Compensation .........................................   79
ITEM 12.   Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters ..................   79
ITEM 13.   Certain Relationships and Related Transactions .................   80
ITEM 14.   Principal Accountants Fees and Services ........................   80

PART IV
ITEM 15.   Exhibits and Financial Statement Schedules .....................   81

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

At June 30, 2005, the Company had total assets of approximately $2.1 billion, deposits of $1.3 billion, borrowings of $565 million and stockholders' equity of $124 million.

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

Market Area

The Company's primary market areas are comprised of the Ironbound section of the City of Newark and surrounding communities, the suburban Essex County area and selected areas of central/southern New Jersey, which are serviced through 25 full service offices. Penn Federal was organized in the Ironbound section of Newark in 1941 and the home office of the Bank remains there. The Ironbound section of the City of Newark and immediately adjacent communities of East Newark and Harrison are primarily urban blue collar areas with two or more family dwellings and some manufacturing and industry. The Company entered Union County in fiscal 2004 with the opening of a branch in the township of Union. Deposits at Bank branches in the Ironbound section of the City of Newark and surrounding communities comprised 28% of total Bank deposits at June 30, 2005. The suburban Essex County area consists of communities with predominantly single family homes and a white collar commuter population. Suburban Essex County is the Bank's largest market area, accounting for approximately 43% of total Bank deposits at June 30, 2005. Penn Federal's central/southern New Jersey branches are located in selected areas of Middlesex, Monmouth and northern Ocean counties. The central/southern region branches, with 29% of total Bank deposits at June 30, 2005, serve retirement populations and expanding townhouse, multi-family and single family home developments. The Bank also originates loans secured by properties throughout New Jersey and areas in eastern Pennsylvania and, from time to time, purchases one-to four-family loans secured by properties primarily located in selected Northeastern states. See "Originations, Purchases, Sales and Servicing of Loans."

Lending Activities

General. The Company primarily originates fixed and adjustable rate, one- to four-family first mortgage loans. The Company's general policy is to originate such loans with maturities between 10 and 30 years. The Company underwrites mortgage loans generally using Freddie Mac and Fannie Mae guidelines, although loan amounts may exceed agency limits. A conforming mortgage loan is defined as a mortgage loan that meets all requirements (size, type and age) to be eligible for purchase or securitization by federal agencies, such as Freddie Mac and Fannie Mae. The Company has purchased loans from time to time generally under the same guidelines under which it originates loans. See "Loan Portfolio Composition" and "One- to Four-Family Residential Mortgage Lending."

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

Residential and consumer loan applications may be approved by various officers up to $1.5 million. Commercial and multi-family real estate loan applications are initially considered and approved by the Senior Vice President of the Commercial/Business Banking Group. Any commercial and multi-family real estate loan or relationship of $750,000 and over must be approved by the Executive Loan Committee which consists of the CEO, COO, CFO, the EVP of the Residential Lending Group and the SVP of the Commercial/Business Banking Group. The approval of the Company's Board of Directors is required for all loans or relationships above $1.5 million.

The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank could have lent to any one borrower is generally 15% of unimpaired capital and surplus. See "Regulation-Federal Regulation of Savings Associations by the OTS." At June 30, 2005, the maximum amount which the Bank could have lent to any one borrower and the borrower's related entities was approximately $26.4 million. The Company's current policy is to limit such loans to a maximum of 50% of the general regulatory limit or $10.0 million, whichever is less. Any exception to this policy requires approval of the Board of Directors. At June 30, 2005, the Company's largest group of loans to one borrower (and any related entities) totaled $10.6 million and consisted of two commercial real estate loans of $6.1 million and $4.5 million. At June 30, 2005, there were a total of 21 loans or lender relationships in excess of $1.5 million, for a total amount of $64.0 million. At that date, all of these loans were performing in accordance with their respective repayment terms.

Loan Portfolio Composition. The following table sets forth the composition of the Company's loan portfolio at the dates indicated.

                                                                             June 30,
                            --------------------------------------------------------------------------------------------------------
                                   2005                 2004                  2003                 2002                 2001
                            --------------------------------------------------------------------------------------------------------
                              Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent
                            --------------------------------------------------------------------------------------------------------
                                                                      (Dollars in thousands)
First mortgage loans:
   One- to four-
      family(1) ..........  $1,148,489    78.52% $  996,659    77.46% $  946,560    77.01% $1,172,145    81.53% $1,065,819    82.61%
   Commercial and
      multi-family(2) ....     169,765    11.61     172,244    13.39     165,905    13.50     144,585    10.06     108,625     8.42
                            --------------------------------------------------------------------------------------------------------
         Total first
            mortgage
            loans ........   1,318,254    90.13   1,168,903    90.85   1,112,465    90.51   1,316,730    91.59   1,174,444    91.03
                            --------------------------------------------------------------------------------------------------------
Other loans:
   Consumer loans:
      Second mortgages ...      91,147     6.23      67,538     5.25      67,290     5.47      58,671     4.08      48,133     3.73
      Home equity lines of
         credit ..........      49,901     3.41      46,288     3.60      44,308     3.61      55,247     3.85      60,412     4.68
      Other ..............       3,375     0.23       3,862     0.30       5,060     0.41       6,948     0.48       7,140     0.56
                            --------------------------------------------------------------------------------------------------------
         Total consumer
            loans ........     144,423     9.87     117,688     9.15     116,658     9.49     120,866     8.41     115,685     8.97
                            --------------------------------------------------------------------------------------------------------
         Total loans .....   1,462,677   100.00%  1,286,591   100.00%  1,229,123   100.00%  1,437,596   100.00%  1,290,129   100.00%
                                        =======               ======               ======               ======               ======
Add/(less):
   Unamortized premiums,
      deferred loan costs,
      and other, net .....       8,853                7,131                6,079                9,485                9,611
   Allowance for loan
      losses .............      (6,050)              (6,249)              (6,284)              (5,821)              (4,248)
                            --------------------------------------------------------------------------------------------------------
         Total loans
            receivable and
            loans held for
            sale, net ....  $1,465,480           $1,287,473           $1,228,918           $1,441,260           $1,295,492
                            ========================================================================================================

----------
(1) One-to four-family loans include loans held for sale of $4.8 million, $11.5 million, $1.6 million and $83,000 at June 30, 2005, 2003, 2002 and 2001, respectively. There were no loans held for sale at June 30, 2004.

(2) Commercial and multi-family loans include loans under an accounts receivable financing program for small and mid-sized businesses and business lines of credit secured by non-real estate business assets totaling $8.6 million, $12.6 million, $12.6 million, $9.1 million and $3.1 million at June 30, 2005, 2004, 2003, 2002 and 2001, respectively.

Loan Maturity. The following schedule sets forth the contractual maturity of the Company's loan portfolio as of June 30, 2005. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. Loans with balloon payments are also shown as amortizing to final maturity (i.e., when the balloon payment is due). All balances are shown on a gross basis and, thus, do not include the allowance for loan losses or adjustments for premiums or deferred loan costs. Savings account loans and overdraft checking balances, included in consumer loans, which have no stated final maturity, are reported as due within one year. The table does not reflect the effects of possible prepayments or scheduled principal amortization.

                                                 After One    After Three   After Five      After Ten
                                     One Year     Through       Through      Through         Through        After
                                     or Less    Three Years   Five Years    Ten Years      Twenty Years  Twenty Years      Total
                                     -----------------------------------------------------------------------------------------------
                                                                             (In thousands)
First mortgage loans:
   One- to four-family ............  $    596   $     3,117   $     5,592   $   54,884     $    376,270  $    708,030   $ 1,148,489
   Commercial and multi-family ....     7,035         2,789         7,498       35,051          115,634         1,758       169,765
                                     -----------------------------------------------------------------------------------------------
      Total first mortgage loans ..     7,631         5,906        13,090       89,935          491,904       709,788     1,318,254
Other loans:
   Consumer loans .................     2,467         4,798         8,920       27,298           56,904        44,036       144,423
                                     -----------------------------------------------------------------------------------------------
      Total loans, gross ..........  $ 10,098   $    10,704   $    22,010   $  117,233     $    548,808  $    753,824   $ 1,462,677
                                     ===============================================================================================

Loans due after June 30, 2006, which have fixed interest rates amount to $1.1 billion, while those with adjustable rates amount to $361.8 million, detailed as follows:

                                                                                                      Due After June 30, 2006
                                                                                               -------------------------------------
                                                                                                 Fixed      Adjustable      Total
                                                                                               -------------------------------------
                                                                                                          (In thousands)
First mortgage loans:
   One- to four-family ...................................................................     $  954,210   $  193,683   $1,147,893
   Commercial and multi-family ...........................................................         43,641      119,089      162,730
                                                                                               -------------------------------------
      Total first mortgage loans .........................................................        997,851      312,772    1,310,623
Other loans:
   Consumer loans ........................................................................         92,940       49,016      141,956
                                                                                               -------------------------------------
      Total loans, gross .................................................................     $1,090,791   $  361,788   $1,452,579
                                                                                               =====================================

One- to Four-Family Residential Mortgage Lending. At June 30, 2005, the Company's one- to four-family residential mortgage loans totaled $1.1 billion, or approximately 78.5% of the Company's gross loan portfolio. Residential loan originations are generated by the Company's in-house originations staff through marketing efforts, present customers, walk-in customers and referrals from attorneys, accounting firms, real estate agents, mortgage brokers and builders. The Company focuses its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences. During the fiscal year ended June 30, 2005, the Company originated $350.3 million of real estate loans secured by first mortgages on one- to four-family residential real estate. All of the Company's one- to four-family residential mortgage originations are secured by properties located in the State of New Jersey and areas in eastern Pennsylvania.

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

In underwriting one- to four-family residential real estate loans, the Company evaluates the borrower's ability to make monthly payments, past credit history and the value of the property securing the loan. Properties securing real estate loans made by the Company are appraised by a licensed in-house appraiser and independent appraisers, all of whom are approved by the Board of Directors. The Company requires borrowers to obtain title insurance in the amount of the loan. In addition, the Company requires borrowers to obtain fire and property insurance (including flood insurance up to a maximum available of $500,000, if necessary) in the amount of the replacement cost. Real estate loans originated and purchased by the Company contain a "due on sale" clause allowing the Company to declare the unpaid principal balance due and payable upon the sale of the property.

Commercial and Multi-Family Real Estate Lending. The Company engages in commercial and multi-family real estate lending primarily in its market areas. At June 30, 2005, the Company had $169.8 million of commercial and multi-family real estate loans which represented 11.6% of the Company's gross loan portfolio. This amount includes $3.2 million of lines of credit secured by non-real estate business assets and $5.4 million of loans under an accounts receivable financing program for small and mid-sized businesses. At June 30, 2005, the average per loan balance of the Company's commercial and multi-family real estate loans outstanding was $400,000. As of June 30, 2005 approximately 73% of the loans in the commercial and multi-family real estate loan portfolio were adjustable rate loans.

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

Consumer Lending. The Company offers a variety of secured consumer loans, including home equity lines of credit, second mortgages, automobile loans, boat loans and loans secured by savings deposits. In addition, the Company offers unsecured overdraft checking protection. At June 30, 2005, the Company's total consumer loan portfolio was $144.4 million, or 9.9% of its gross loan portfolio, of which approximately 64% were fixed rate loans and 36% were adjustable rate loans. The Company originates nearly all of its consumer loans throughout the State of New Jersey and areas in eastern Pennsylvania.

The Company originates adjustable rate home equity lines of credit and fixed rate second mortgage loans. Home equity lines of credit and second mortgage loans, together with loans secured by all prior liens, are generally limited to 80% of the appraised value of the property securing the loan. The Company also offers 100% equity financing up to $100,000, with these loans re-underwritten and insured through a mortgage insurance company. Second mortgage loans have a maximum term of up to 20 years. Home equity lines of credit may have draw periods up to 10 years with repayment terms up to 15 years beyond the draw period. As of June 30, 2005, second mortgage loans and home equity lines of credit amounted to $141.0 million or 97.7% of the Company's consumer loan portfolio.

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

Originations, Purchases, Sales and Servicing of Loans

For the year ended June 30, 2005, the Company originated $479.7 million of loans, compared to $528.0 million and $667.7 million in fiscal 2004 and 2003, respectively. Mortgage loan originations are handled by employees of the Company.

There were no loans purchased during the year ended June 30, 2005. During the years ended June 30, 2004 and 2003, the Company purchased $53.0 million and $676,000 of one- to four-family first mortgage loans, respectively. For the year ended June 30, 2004, the purchased loans represented large bulk loan purchases of adjustable rate and fixed rate first mortgages secured by properties primarily located in selected northeastern and mid-Atlantic states (i.e., Connecticut, Delaware, Maryland, Massachusetts, Pennsylvania and Virginia). The fiscal 2004 loan purchases were viewed as a means of investing excess cash from the high levels of loan prepayments.

From time to time, the Company has engaged in loan sale strategies -- selling loans to Freddie Mac and other secondary market purchasers. During the year ended June 30, 2005, approximately $11.0 million and $24.6 million of predominately conforming, fixed rate one- to four-family residential mortgage loans were sold into the secondary market and to other financial institutions, respectively, as part of the Company's efforts to manage interest rate risk. During the year ended June 30, 2004, approximately $48.4 million and $39.0 million of predominately conforming, fixed rate one-to four-family residential mortgage loans were sold into the secondary market and to other financial institutions, respectively. During the year ended June 30, 2004, a $3.0 million commercial real estate loan participation was sold as a means to reduce the Company's credit exposure on a single commercial real estate property. During the latter part of fiscal 2004, loan sales were reduced and loan production was retained in portfolio until the excess cash from prepayments was utilized.

The level of loan sale activity is continuously evaluated with primary consideration given to interest rate risk management, long-term profitability and liquidity objectives.

When loans are sold, the Company may retain the responsibility for servicing the loans or may sub-service the loans for a short term period. The Company receives a fee for performing these services. The Company serviced for others primarily one- to four-family mortgage loans with an aggregate outstanding principal balance of $69.1 million, $66.3 million and $87.0 million at June 30, 2005, 2004 and 2003, respectively. The decrease in fiscal 2004, as compared to the prior year, included the effects of accelerated prepayments. At June 30, 2005 and 2004, the carrying value of the Company's mortgage servicing rights was immaterial in relation to total assets and is included in Other assets on the Company's Consolidated Statements of Financial Condition.

The following table sets forth the activity in the Company's loan portfolio for the years indicated.

                                                           Year ended June 30,
                                                  ------------------------------------
                                                     2005         2004         2003
                                                  ------------------------------------
                                                             (In thousands)
Net loans receivable and loans held for sale at
  beginning of year ............................  $1,287,473   $1,228,918   $1,441,260

Plus:
   Loans originated:
      One- to four-family ......................     350,274      409,799     528,869
      Commercial and multi-family real estate ..      38,612       43,222       49,049
      Consumer .................................      90,808       75,002       89,775
                                                  ------------------------------------
         Total loans originated ................     479,694      528,023      667,693
                                                  ------------------------------------

   One- to four-family loans purchased .........          --       53,034          676
                                                  ------------------------------------

         Total loans originated and purchased ..     479,694      581,057      668,369
                                                  ------------------------------------
Less:
   Loans sold ..................................      35,643       90,395      165,180
   Loan principal payments and other, net ......     265,572      432,107      715,531
   Loans transferred to real estate owned ......         472           --           --
                                                  ------------------------------------
Net loans receivable and loans held for sale at
    end of year ................................  $1,465,480   $1,287,473   $1,228,918
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

The table below sets forth the Company's amounts and categories of non-performing assets and restructured loans. Loans are placed on non-accrual status when the collection of principal or interest becomes delinquent more than 90 days. There are no loans delinquent more than 90 days which are still accruing. Real estate owned represents assets acquired in the settlement of loans (generally through foreclosure or a deed in lieu) and is shown net of valuation allowances.

                                                             At June 30,
                                           -----------------------------------------------
                                            2005      2004      2003      2002      2001
                                           -----------------------------------------------
                                                       (Dollars in thousands)
Non-accruing loans:
   One- to four-family .................   $1,713    $2,158    $1,451    $2,905    $1,219
   Commercial and multi-family .........      904        --        --        --        49
   Consumer ............................        2        24       231       370       369
                                           -----------------------------------------------
      Total non-accruing loans .........    2,619     2,182     1,682     3,275     1,637

   Real estate owned, net ..............       --        --        28        28       500
                                           -----------------------------------------------
      Total non-performing assets ......    2,619     2,182     1,710     3,303     2,137

   Restructured loans ..................       --        --        --        --         --
                                           -----------------------------------------------
      Total risk elements ..............   $2,619    $2,182    $1,710    $3,303    $2,137
                                           ===============================================
   Non-accruing loans as a percentage
     of total loans ....................     0.18%     0.17%     0.14%     0.23%     0.13%
                                           ===============================================
   Non-performing assets as a percentage
     of total assets ...................     0.13%     0.11%     0.09%     0.17%     0.12%
                                           ===============================================
   Total risk elements as a percentage
     of total assets ...................     0.13%     0.11%     0.09%     0.17%     0.12%
                                           ===============================================

For the year ended June 30, 2005, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $79,000.

Non-Performing Assets. Non-accruing loans at June 30, 2005 were comprised of 13 one- to four-family loans aggregating $1,713,000, three commercial loans aggregating $904,000 and six consumer loans aggregating $2,000.

Other Loans of Concern. As of June 30, 2005, there were $726,000 of other loans not included in the table or discussed above where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future. These loans of concern have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

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

In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews the assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of its assets at June 30, 2005, the Bank's classified assets totaled $3.4 million, of which $3.3 million were classified as substandard. At June 30, 2005, total classified assets represented 2.74% of the Company's stockholders' equity and 0.17% of the Company's total assets.

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

Real estate properties acquired through foreclosure are recorded at the lower of cost or estimated fair value less costs to dispose of such properties. If the fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on real estate owned is established by a charge to income.

Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowance will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Company's allowance for loan losses. These agencies may require the Company to record additions to the allowance level based upon their assessment of the information available to them at the time of examination. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations " - Critical Accounting Policies."

The following table sets forth an analysis of the Company's allowance for loan losses at the dates and for the periods indicated.

                                                            Year ended June 30,
                                          --------------------------------------------------------
                                            2005        2004        2003        2002        2001
                                          --------------------------------------------------------
                                                           (Dollars in thousands)
Balance at beginning of year ...........  $ 6,249     $ 6,284     $ 5,821     $ 4,248     $ 3,983

Charge-offs:
   One- to four-family .................     (165)         --         (20)        (20)       (164)
   Commercial and multi-family .........       (2)         --          --          --         (35)
   Consumer ............................      (32)        (35)        (42)        (32)       (161)
                                          --------------------------------------------------------
                                             (199)        (35)        (62)        (52)       (360)
                                          --------------------------------------------------------

Recoveries:
   One- to four-family .................       --          --          --          --          --
   Commercial and multi-family .........       --          --          --          --          --
   Consumer ............................       --          --          --          --          --
                                          --------------------------------------------------------
                                               --          --          --          --          --
                                          --------------------------------------------------------

Net charge-offs ........................     (199)        (35)        (62)        (52)       (360)
Additions charged to operations ........       --          --         525       1,625         625
                                          --------------------------------------------------------
Balance at end of year .................  $ 6,050     $ 6,249     $ 6,284     $ 5,821     $ 4,248
                                          ========================================================

Ratio of net charge-offs during the
   year to average loans outstanding
   during the year .....................     0.01%       0.00%       0.00%       0.00%       0.03%
                                          ========================================================

Ratio of allowance for loan losses
   to total loans at end of year .......     0.41%       0.48%       0.51%       0.40%       0.33%
                                          ========================================================

Ratio of allowance for loan losses to
   non-accruing loans at end of year ...   231.00%     286.39%     373.60%     177.74%     259.50%
                                          ========================================================

The distribution of the Company's allowance for loan losses at the dates indicated is summarized in the following table.

                                                                              June 30,
                                 --------------------------------------------------------------------------------------------------
                                        2005                2004               2003                2002                2001
                                 --------------------------------------------------------------------------------------------------
                                          Percent             Percent             Percent             Percent             Percent
                                             of                  of                 of                   of                 of
                                          Loans in            Loans in            Loans in            Loans in            Loans in
                                            Each                Each                Each                Each                Each
                                          Category            Category            Category            Category            Category
                                          to Total            to Total            to Total            to Total            to Total
                                 Amount    Loans     Amount    Loans     Amount    Loans     Amount    Loans     Amount     Loans
                                 --------------------------------------------------------------------------------------------------
                                                                      (Dollars in thousands)
One- to four-family ...........  $3,006     78.52%   $2,896     77.46%   $2,869     77.01%   $2,928     81.53%   $2,223     82.61%
Commercial and
  multi-family real estate ....   2,396     11.61     2,768     13.39     2,767     13.50     2,040     10.06     1,280      8.42
Consumer ......................     648      9.87       585      9.15       648      9.49       853      8.41       745      8.97
                                 -------------------------------------------------------------------------------------------------

     Total ....................  $6,050    100.00%   $6,249    100.00%   $6,284    100.00%   $5,821    100.00%   $4,248    100.00%
                                 =================================================================================================

Investment Activities

General. The Bank maintains appropriate levels of investments for liquidity purposes. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained its liquid assets at a level believed adequate to meet the requirements of normal daily activities, repayment of maturing debt and potential deposit outflows.

At June 30, 2005, the Company had a securities portfolio consisting principally of U.S. government agency securities and mortgage-backed securities issued by Ginnie Mae, Freddie Mac and Fannie Mae. These investments carry a low risk weighting for OTS risk-based capital purposes and are generally considered liquid assets. See "Regulation-Regulatory Capital Requirements." The majority of investment securities and all mortgage-backed securities were classified as held to maturity at June 30, 2005, as the Company has a positive intent and ability to hold these securities to maturity. All investment securities not classified as held to maturity are classified as available for sale.

The following table sets forth the composition of the Company's investment and mortgage-backed securities portfolios at the dates indicated.

                                                                                    June 30,
                                              ------------------------------------------------------------------------------------
                                                         2005                        2004                        2003
                                              -----------------------------------------------------------------------------------
                                                       Estimated Percent           Estimated Percent           Estimated  Percent
                                                         Fair    of Total             Fair   of Total            Fair    of Total
                                              Carrying  Market   Carrying Carrying   Market  Carrying Carrying   Market  Carrying
                                               Value    Value      Value    Value    Value     Value    Value    Value    Value
                                              -----------------------------------------------------------------------------------
                                                                             (Dollars in thousands)
Investment securities:
Available for sale:
   Equity securities .......................  $  5,011 $   5,011    1.16% $  4,720 $   4,720    1.05% $  4,741 $   4,741    1.28%
                                              -----------------------------------------------------------------------------------
Held to maturity:
   U.S. government agency obligations ......   371,487   371,270   85.81   386,134   377,610   86.05   305,662   308,425   82.73
   Corporate bonds .........................     1,022     1,236    0.24     1,026     1,276    0.23     1,030     1,222    0.28
   Trust preferred securities ..............    32,989    34,220    7.62    33,100    34,329    7.37    32,806    35,821    8.88
                                              -----------------------------------------------------------------------------------
       Total held to maturity ..............   405,498   406,726   93.67   420,260   413,215   93.65   339,498   345,468   91.89
                                              -----------------------------------------------------------------------------------
       Total investment securities .........   410,509   411,737   94.83   424,980   417,935   94.70   344,239   350,209   93.17
FHLB of New York stock .....................    22,391    22,391    5.17    23,773    23,773    5.30    25,223    25,223    6.83
                                              -----------------------------------------------------------------------------------
       Total investment securities and FHLB
          of New York stock ................  $432,900 $ 434,128  100.00% $448,753 $ 441,708  100.00% $369,462 $ 375,432  100.00%
                                              ===================================================================================

Mortgage-backed securities:
   Ginnie Mae ..............................  $    151 $     163    0.19% $    249 $     271    0.25% $    415 $     455    0.44%
   Freddie Mac .............................    35,221    35,581   45.04    45,526    45,718   45.49    37,968    39,635   40.55
   Fannie Mae ..............................    42,529    43,204   54.38    53,860    54,430   53.82    54,430    56,896   58.13
   Collateralized Mortgage Obligations/
      REMICs/IOs ...........................       161       161    0.21       225       225    0.22       149       152    0.16
                                              -----------------------------------------------------------------------------------
                                                78,062    79,109   99.82    99,860   100,644   99.78    92,962    97,138   99.28
   Unamortized premiums, net ...............       139        --    0.18       219        --    0.22       670        --    0.72
                                              -----------------------------------------------------------------------------------
       Total mortgage-backed securities ....  $ 78,201 $  79,109  100.00% $100,079 $ 100,644  100.00% $ 93,632 $  97,138  100.00%
                                              ===================================================================================

Investment Securities. At June 30, 2005, the Company's investment securities (including $5.0 million of investment securities available for sale, $405.5 million of investment securities held to maturity and a $22.4 million investment in FHLB of New York stock) totaled $432.9 million, or 21.1% of its total assets. The Company's general policy is to purchase U.S. government securities and federal agency obligations and other investment grade securities in accordance with its strategic objectives, including, but not limited to, liquidity, growth, yield and interest rate risk management and to provide collateral for borrowings. In prior years, PennFed invested in certain non-investment grade trust preferred securities of other financial institutions. At June 30, 2005, PennFed held $10.9 million of such non-investment grade securities. In addition, investment securities at June 30, 2005 included $22.1 million of investment grade trust preferred securities.

OTS regulations limit investments in corporate debt and equity securities by the Bank. See "Regulation-Federal Regulation of Savings Associations by the OTS" for a discussion of additional restrictions on the Company's investment activities.

The following table indicates the composition of the held to maturity portion of the investment securities portfolio based on the final maturities of each investment. Securities in the investment portfolio in the amount of $404.5 million have call features and, thus, depending on future interest rates, may have a much shorter life than final maturity.

                                                                         June 30, 2005
                                      -----------------------------------------------------------------------------------
                                                         After           After
                                                        One Year       Five Years           After       Total Investment
                                         One Year       Through         Through              Ten        Securities Held
                                         or Less       Five Years      Ten Years            Years         to Maturity
                                      -----------------------------------------------------------------------------------
                                            Weighted       Weighted          Weighted          Weighted          Weighted
                                      Book   Average Book  Average    Book   Average    Book    Average   Book    Average
                                      Value   Yield  Value  Yield     Value   Yield     Value    Yield    Value   Yield
                                      -----------------------------------------------------------------------------------
                                                                  (Dollars in thousands)
U.S. government agency
  obligations ......................  $  --    --%   $  --    --%    $76,844   5.07%  $294,643   5.44%  $371,487   5.36%
Corporate bonds ....................     --    --       --    --       1,022   9.25         --     --      1,022   9.25
Trust preferred securities .........     --    --       --    --          --     --     32,989   8.00     32,989   8.00
                                      -----------------------------------------------------------------------------------
Total investment securities held to
  maturity .........................  $  --    --%   $  --    --%    $77,866   5.12%  $327,632   5.70%  $405,498   5.59%
                                    ====================================================================================

The Company's investment securities portfolio at June 30, 2005 did not contain tax-exempt securities or securities of any single issuer with an aggregate book value in excess of 10% of the Company's retained earnings, excluding those issued by the U.S. government or its agencies.

Mortgage-Backed Securities. At June 30, 2005, mortgage-backed securities totaled $78.2 million, or 3.8% of the Company's total assets, of which approximately 5.0% consisted of adjustable rate securities. The Company has invested primarily in securities of Freddie Mac and Fannie Mae.

The following table indicates the composition of the mortgage-backed securities portfolio based on the final maturities of each security.

                                                                       June 30, 2005
                                    ------------------------------------------------------------------------------------
                                                       After           After
                                                      One Year       Five Years           After     Total Mortgage-Backed
                                       One Year       Through         Through              Ten         Securities Held
                                       or Less       Five Years      Ten Years            Years         to Maturity
                                    ------------------------------------------------------------------------------------
                                          Weighted        Weighted          Weighted          Weighted          Weighted
                                    Book   Average Book   Average    Book   Average    Book    Average   Book    Average
                                    Value   Yield  Value   Yield     Value   Yield     Value    Yield    Value   Yield
                                    ------------------------------------------------------------------------------------
                                                                   (Dollars in thousands)
Ginnie Mae .......................  $  --     --%  $   61   8.05%   $    --     --%  $     90   9.16%  $    151   8.72%
Freddie Mac ......................      6   6.50    1,397   4.10      1,471   6.86     32,358   4.93     35,232   4.98
Fannie Mae .......................     --     --      938   7.04      1,681   6.81     40,038   5.24     42,657   5.34
Collateralized Mortgage
   Obligations/REMICs/IOs ........     --     --       --     --         --     --        161   6.50        161   6.50
                                    ------------------------------------------------------------------------------------
   Total mortgage-backed
     securities ..................  $   6   6.50%  $2,396   5.35%   $ 3,152   6.83%  $ 72,647   5.10%  $ 78,201   5.18%
                                    ====================================================================================

The Ginnie Mae, Freddie Mac and Fannie Mae certificates are modified pass-through mortgage-backed securities that represent undivided interests in underlying pools of fixed rate, or certain types of adjustable rate, single-family residential mortgages issued by these government-sponsored entities. Ginnie Mae's guarantee to the certificate holder of timely payments of principal and interest is backed by the full faith and credit of the U.S. government. Freddie Mac and Fannie Mae provide the certificate holder a guarantee of timely payments of interest and scheduled principal payments, whether or not they have been collected. In accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"), with certain loan sales, the Company may record an interest-only strip ("IO"). These IO's represent the contractual right to receive some or all of the interest due on the mortgage loans sold.

The following table sets forth the activity in the Company's mortgage-backed securities portfolio for the years indicated.

                                                    Year ended June 30,
                                             -------------------------------
                                               2005       2004       2003
                                             -------------------------------
                                                      (In thousands)
Mortgage-backed securities, net:
   At beginning of year ..................   $ 100,079  $  93,632  $ 169,689
   Plus:
     Securities purchased ................          --     54,823     10,190
   Less:
     Principal repayments ................      21,739     47,976     85,489
     Amortization of premiums, net .......         139        400        758
                                             -------------------------------
   At end of year ........................   $  78,201  $ 100,079  $  93,632
                                             ===============================

Sources of Funds

General. The Company's sources of funds are deposits, borrowings, payment of principal and interest on loans and mortgage-backed securities, interest received on and maturities or calls of other investment securities and funds provided from operations.

Deposits. The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of savings, money market and demand deposit accounts, as well as certificate accounts currently ranging in terms up to 60 months. The Company solicits deposits primarily from its market areas and relies on product mix, competitive pricing policies, advertising, customer service and customer relationships to attract and retain deposits. The Company also solicits short term deposits from municipalities in its market areas. As of June 30, 2005, certificates of deposit from municipalities totaled $1.4 million.

The variety of deposit accounts offered by the Company has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Company endeavors to manage the pricing of its deposits in keeping with its asset/liability management, liquidity and profitability objectives. In this regard, the Company has from time-to-time paid slightly higher rates than its competitors to attract deposits. Based on its experience, the Company believes that its savings, money market and demand deposit accounts are relatively stable sources of deposits. However, the ability of the Company to attract and maintain certificates of deposit and the rates paid on these deposits has been and will continue to be significantly affected by market conditions, including general economic conditions, changes in interest rates and competition. When appropriate, the Company has from time to time utilized brokered deposits as an alternate source of funds. At June 30, 2005, the Company had $66.1 million of brokered deposits. There were $46.1 million of brokered deposits at June 30, 2004. See Item 8 - Financial Statements - Note H - Deposits
- of the Notes to Consolidated Financial Statements.

The following table sets forth the deposit flows of the Company during the periods indicated.

                                              Year ended June 30,
                                    -------------------------------------------
                                       2005            2004           2003
                                    -------------------------------------------
                                               (Dollars in thousands)
Opening balance ..................  $ 1,188,100    $ 1,094,666    $ 1,174,507
Net deposits (withdrawals) .......      123,307         69,326       (109,429)
Interest credited ................       28,084         24,108         29,588
                                    -------------------------------------------
Ending balance ...................  $ 1,339,491    $ 1,188,100    $ 1,094,666
                                    ===========================================
Net increase (decrease) ..........  $   151,391    $    93,434    $   (79,841)
                                    ===========================================
Percent increase (decrease) ......        12.74%          8.54%         (6.80)%
                                    ===========================================

The following table indicates the amount of the Company's certificates of deposit by time remaining until maturity as of June 30, 2005.

                                                                               Maturity
                                                       ---------------------------------------------------------
                                                                     Over        Over        Over
                                                       3 Months     3 to 6      6 to 12       12
                                                        or Less     Months       Months      Months      Total
                                                       ---------------------------------------------------------
                                                                            (In thousands)
Certificates of deposit less than $100,000 .........   $  70,634   $  96,267   $ 170,654   $ 174,025   $ 511,580
Certificates of deposit of $100,000 or more ........      14,958      22,304      63,670     113,445     214,377
                                                       ---------------------------------------------------------
Total certificates of deposit ......................   $  85,592   $ 118,571   $ 234,324   $ 287,470   $ 725,957
                                                       =========================================================

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

In 2003, PennFed formed PennFed Capital Trust III (the "Trust III"), which on June 2, 2003 sold $30.0 million of variable rate cumulative trust preferred securities in a private transaction exempt from registration under the Act. Trust III used the proceeds from the sale of its trust preferred securities and from the sale of $0.9 million of its common securities to PennFed to purchase $30.9 million of variable rate junior subordinated deferrable interest debentures issued by PennFed, which are the sole assets of Trust III. These junior subordinated deferrable interest debentures mature in 2033 and are redeemable at any time after five years. The interest rate on the $30.0 million of trust preferred securities and the $30.9 million junior subordinated deferrable interest debentures resets quarterly and was 6.66% and 4.77% at June 30, 2005 and 2004, respectively. The obligations of PennFed related to Trust III constitute a full and unconditional guarantee by PennFed of Trust III obligations under its trust preferred securities. PennFed used the proceeds from the junior subordinated deferrable interest debentures together with available cash to redeem $34.5 million of 8.90% cumulative trust preferred securities issued by PennFed Capital Trust I in October 1997.

In accordance with the full adoption in fiscal 2003 of Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), as of June 30, 2005, the Company's trust subsidiaries are not consolidated. Although, in accordance with FIN 46, Trust III was never consolidated, Trust II was consolidated in prior years. The primary effect of de-consolidating Trust II was a change in the balance sheet classification of the liabilities from Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated Deferrable Interest Debentures to long-term borrowings.

The following table sets forth the maximum month-end balance, average balance, year-end balance and weighted average cost of FHLB of New York advances, other borrowings and junior subordinated deferrable interest debentures for the periods indicated.

                                                                         Year ended June 30,
                                                                 ------------------------------------
                                                                   2005         2004         2003
                                                                 ------------------------------------
                                                                        (Dollars in thousands)
Maximum month-end balance for the year ended:
   FHLB of New York advances .................................   $ 435,465    $ 504,465    $ 504,465
                                                                 ====================================
   Other borrowings:
     Overnight repricing lines of credit .....................   $  68,400    $  15,200   $       --
     Reverse repurchase agreements callable or maturing
       within one year .......................................      17,567       34,260       19,350
     Reverse repurchase agreements callable or maturing
       after one year ........................................      54,461       24,986           --
     Unsecured revolving line of credit ......................       9,586        9,892        7,294
                                                                 ------------------------------------
       Total other borrowings ................................   $ 150,014    $  84,338    $  26,644
                                                                 ====================================
   Junior subordinated debentures, net .......................   $  42,082    $  42,037    $  30,005
                                                                 ====================================
Average balance for the year ended:
   FHLB of New York advances .................................   $ 425,319    $ 489,699    $ 504,465
                                                                 ====================================
   Other borrowings:
     Overnight repricing lines of credit .....................   $  48,820    $   3,452    $       1
     Reverse repurchase agreements callable or maturing
       within one year .......................................      12,437       20,590       19,350
     Reverse repurchase agreements callable or maturing
       after one year ........................................      49,461        1,898           --
     Unsecured revolving line of credit ......................       7,567        5,368        3,765
                                                                 ------------------------------------
       Total other borrowings ................................   $ 118,285    $  31,308    $  23,116
                                                                 ====================================
   Junior subordinated debentures, net .......................   $  42,059    $  42,015    $   2,376
                                                                 ====================================
Balance at June 30:
   FHLB of New York advances .................................   $ 415,465    $ 475,465    $ 504,465
                                                                 ====================================
   Other borrowings:
     Overnight repricing lines of credit .....................   $  45,150    $   7,000   $       --
     Reverse repurchase agreements callable or maturing
       within one year .......................................      15,000       17,468       19,350
     Reverse repurchase agreements callable or maturing
       after one year ........................................      39,461       24,986           --
     Unsecured revolving line of credit ......................       8,341        9,892        7,294
                                                                 ------------------------------------
       Total other borrowings ................................   $ 107,952    $  59,346    $  26,644
                                                                 ====================================
   Junior subordinated debentures, net .......................   $  42,082    $  42,037    $  30,005
                                                                 ====================================
Weighted average cost of funds for the year ended:
   FHLB of New York advances .................................        5.80%        5.76%        5.73%
   Other borrowings:
     Overnight repricing lines of credit .....................        2.30%        1.13%        2.17%
     Reverse repurchase agreements callable or maturing
       within one year .......................................        2.13%        4.38%        4.99%
     Reverse repurchase agreements callable or maturing
       after one year ........................................        3.31%        2.95%          --
     Unsecured revolving line of credit ......................        3.82%        2.66%        3.09%
   Junior subordinated debentures, net .......................        7.24%        6.42%        4.71%

Weighted average cost of funds at June 30:
   FHLB of New York advances .................................        5.75%        5.70%        5.66%
   Other borrowings:
     Overnight repricing lines of credit .....................        3.49%        1.56%          --
     Reverse repurchase agreements callable or maturing
       within one year .......................................        2.88%        1.21%        4.92%
     Reverse repurchase agreements callable or maturing
       after one year ........................................        3.42%        3.23%          --
     Unsecured revolving line of credit ......................        4.64%        2.63%        2.82%
   Junior subordinated debentures, net .......................        7.67%        6.32%        4.71%

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

Subsidiary Activities

As a federally chartered savings association, Penn Federal is permitted by OTS regulations to invest up to 2% of its assets, or $41.0 million at June 30, 2005, in the stock of, or loans to, service corporation subsidiaries. Penn Federal currently has two service corporations, Penn Savings Insurance Agency, Inc. ("PSIA") and PennFed Title Service Corporation ("PTSC"). At June 30, 2005, the net book values of Penn Federal's investments in PSIA and PTSC were $205,000 and $53,000, respectively.

PSIA offers insurance products and the Bank offers uninsured non-deposit investment products to the Company's customers and members of the general public through a program known as Investment Services at Penn Federal. Previously, the sale of securities, such as mutual funds and variable rate annuities, and securities brokerage services were provided through IFMG Securities, Inc. ("IFMGSI"), a non-affiliated registered broker dealer. Fixed annuity and insurance products were offered through IFS Agencies, Inc. ("IFSA"), a non-affiliated licensed insurance agency. Effective April 18, 2005, the Bank's agreement with IFMGSI was terminated and replaced by a similar agreement with INVEST Financial Corporation ("INVEST"), a non-affiliated registered broker dealer, member NASD and SIPC. Also effective April 18, 2005, PSIA's agreement with IFSA was terminated and replaced by a similar agreement with INVEST Financial Corporation Insurance Agency, Inc. of Maryland ("INVEST Insurance"), a non-affiliated licensed insurance agency and a subsidiary of INVEST. The Bank's relationship with INVEST and PSIA's relationship with INVEST Insurance enhance the Investment Services at Penn Federal program by giving customers a greater array of insurance and uninsured non-deposit investment products than previously offered, while continuing to offer convenient access to financial consulting and advisory services and securities brokerage services. To a much lesser extent, PSIA also offers homeowners insurance to Bank customers.

PTSC was formed to participate in the ownership of a title insurance agency known as Eagle Rock Title Agency, LLC. PTSC is a joint venture partner, owning 49%, with a third party title agency owning the remainder. PTSC has no active role in the management of the company.

In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal association may engage in directly. As of June 30, 2005, the Bank's investment in its operating subsidiaries, Ferry Development Holding Company ("FDHC") and Eagle Rock Investment Corp. ("ERIC"), was $330.6 million and $159.3 million, respectively. FDHC and ERIC hold and manage investment portfolios for the Bank.

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

Federal Regulation of Savings Associations by the OTS

The OTS has extensive authority over the operations of savings associations. As part of this authority, Penn Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS. The last regular OTS examination of the Bank was as of June 2004.

The OTS, as well as the other federal banking agencies, has developed guidelines establishing safety and soundness standards on matters such as loan underwriting and documentation, internal controls and audit systems, asset quality, earning standards, interest rate risk exposure and compensation and other employee benefits.

Insurance of Accounts and Regulation by the FDIC

Penn Federal's deposits are insured by the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC. As insurer, the FDIC may impose deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. The FDIC may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the deposit insurance funds. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the savings association's deposit insurance if it determines that the savings association has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

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

The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained earnings, and certain noncumulative perpetual preferred stock. In addition, all intangible assets, other than certain amounts of mortgage servicing rights, and accumulated unrealized gains and losses on certain available for sale securities must be deducted from assets and capital for calculating compliance with the requirements. At June 30, 2005, Penn Federal had no intangible assets other than qualifying mortgage servicing rights.

At June 30, 2005, Penn Federal had tangible capital of $169.8 million, or 8.28% of adjusted total assets, which was approximately $139.0 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

The capital standards also require core capital equal to at least 3% of adjusted total assets and 4% of risk-weighted assets (as described below). As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a ratio of core capital to adjusted total assets of at least 4% to be considered adequately capitalized unless its supervisory condition is such as to allow it to maintain a 3% ratio. Core capital generally consists of tangible capital plus certain intangible assets up to 25% of adjusted total assets. At June 30, 2005, Penn Federal did not have any intangibles which were subject to these tests.

At June 30, 2005, Penn Federal had core capital of $169.8 million, or 8.28% of adjusted total assets, which was approximately $87.8 million above the 4% ratio required to be considered adequately capitalized.

The OTS risk-based capital requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of selected items, such as certain permanent and maturing capital instruments that do not qualify as core capital, allowances for loan and lease losses up to a maximum of 1.25% of risk-weighted assets and up to 45% of pretax unrealized gains, net of unrealized losses, on available for sale equity securities. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. At June 30, 2005, the Bank had no capital instruments that qualify as supplementary capital. The Bank had $6.0 million of allowances for loan and lease losses at June 30, 2005, all of which was included as supplementary capital since it was less than 1.25% of risk-weighted assets.

In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, are multiplied by a risk weight, ranging from 0% to 100% as assigned by OTS capital regulations based on the risk inherent in the type of assets.

On June 30, 2005, Penn Federal had total risk-based capital of $175.9 million (consisting of $169.8 million in core capital and $6.1 million in allowable supplementary capital) and risk-weighted assets of $1.1 billion (including $44.4 million in converted off-balance sheet items primarily represented by unused lines of credit) resulting in a risk-based capital ratio of 15.84% of risk-weighted assets. This amount was $87.1 million above the 8% requirement in effect on that date.

Penn Federal met all the requirements to be considered a "well capitalized" institution as of June 30, 2005. The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements.

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

Qualified Thrift Lender Test

All savings associations, including Penn Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every twelve months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19)(C) of the Internal Revenue Code of 1986, as amended (the "Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 2005, the Bank met the QTL test and has always met the test since its effective date.

Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it re-qualifies as a QTL and thereafter remains a QTL. If an association does not re-qualify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the Bank Insurance Fund. Until such an association has re-qualified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state.

In addition, such an association is immediately ineligible to receive any new FHLB of New York borrowings and is subject to national bank limits for payment of dividends. If the association has not re-qualified or converted to a national bank within three years after the failure, it must divest itself of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB of New York borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies.

Community Reinvestment Act

Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with CRA. The CRA requires the OTS, in connection with the examination of Penn Federal, to assess the institution's record of meeting the credit needs of its communities and to take this record into account in its evaluation of certain applications, such as a merger, by Penn Federal. A less than "satisfactory" rating may be used by the OTS as the basis for the denial of an application.

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

Transactions with Affiliates

Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to affiliates, are restricted to a percentage of the association's capital. Affiliates of Penn Federal include PennFed. Furthermore, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. Penn Federal's subsidiaries are not deemed affiliates; however, the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case-by-case basis.

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

As a member, Penn Federal is required to purchase and maintain stock in the FHLB of New York. At June 30, 2005, the Bank had $22.4 million in FHLB of New York stock, which was in compliance with this requirement. Over the past five fiscal years, the yields earned on its FHLB of New York stock have averaged 4.36% per annum.

Federal and State Taxation

Federal Taxation. PennFed files consolidated federal income tax returns with the Bank and its subsidiaries. In addition to the regular income tax, corporations, including savings associations such as the Bank, are generally subject to a minimum tax. An alternative minimum tax is imposed at a rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. This excess amount may then be used as a credit in a future year to offset the income tax liability calculated under the regular income tax method. Beginning with tax years ending in 2003, net operating losses can offset no more than 90% of alternative minimum taxable income.

The Bank and its consolidated subsidiaries have been audited by the Internal Revenue Service ("IRS") with respect to its consolidated federal income tax returns through December 31, 1991. There were no material adjustments made to taxable income as originally reported to the IRS. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of PennFed) would not result in a deficiency which would have a material adverse effect on the financial condition of the Company and its consolidated subsidiaries.

New Jersey Taxation. Prior to fiscal 2003, the Bank was taxed under the New Jersey Savings Institution Tax Act. The tax was an annual privilege tax imposed at a rate of 3% on the net income of the Bank as reported for federal income tax purposes, with certain modifications. On July 2, 2002, the State of New Jersey enacted a new law revising the state's corporate income tax law. For the Company, the new law was effective beginning July 1, 2002. Effective with the new tax structure, the New Jersey Savings Institution Tax was eliminated. Beginning in fiscal 2003, earnings for savings institutions are taxed at the 9% corporate tax rate. The new tax law changes increased the overall effective tax rate of the Company. In addition, for taxable years beginning after December 31, 2001, New Jersey imposes an alternative minimum assessment. The Bank is now required to pay the greater of the regular corporate tax or the alternative minimum assessment. The amount of alternative minimum assessment can be used in a future year as a credit to offset the income tax liability calculated under the regular corporate business tax. The alternative minimum assessment is based on either 0.4% of gross receipts or 0.8% of gross profits. PennFed and ERIC are taxed under the New Jersey Corporation Business Tax Act (the "Tax Act"), and if they meet certain tests, will be taxed as investment companies at an effective annual rate of 3.6% of New Jersey taxable income (as defined in the Tax Act). If they fail to meet these tests, they will be taxed at an annual rate of 9% of New Jersey taxable income. It is anticipated that PennFed and ERIC will be taxed as investment companies. PSIA and PTSC are taxed under the Tax Act at a rate of 9% on their New Jersey taxable income.

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

The following table sets forth certain information regarding the executive officers of the Bank who are not also directors.

Name                           Age      Positions Held with the Bank
--------------------------------------------------------------------------------------------------------
Jeffrey J. Carfora .........   47       Senior Executive Vice President and Chief Operating Officer

Claire M. Chadwick .........   45       Executive Vice President and Chief Financial Officer

Maria F. Magurno ...........   53       Executive Vice President and Residential Lending Group Executive

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

Claire M. Chadwick - Ms. Chadwick is responsible for the financial affairs of the Bank, which include financial and tax accounting and reporting, budgeting and investor relations. Ms. Chadwick joined Penn Federal in 1994 and served as the Bank's Senior Vice President and Controller since 1999. In 2002, she was named Executive Vice President and Chief Financial Officer. Ms. Chadwick is a Certified Public Accountant.

Maria F. Magurno - Ms. Magurno joined the Bank in October 1997 as Vice President of Residential Lending. Ms. Magurno is responsible for the Bank's residential lending operations as well as overseeing the outsourced residential collections and servicing activities. She was named Senior Vice President in 1999 and Executive Vice President in 2001.

Employees

At June 30, 2005, the Company and its subsidiaries had a total of 283 employees, including 57 part-time employees. The Company's employees are not represented by any collective bargaining group.

Item 2. Properties

The Company conducts its business at its headquarters, operations center and the Bank's branch offices located in its primary market areas. The total net book value of the Company's premises and equipment (including land, building and leasehold improvements and furniture and equipment) at June 30, 2005 was $20.9 million.

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

Penn  Federal  Savings Bank and  ExxonMobil  have been ordered by the New Jersey
Department of Environmental Protection to investigate and remediate soil and ground water pollution that may have been generated at a branch location that was formerly a gasoline service station. Penn Federal Savings Bank and ExxonMobil have entered into a cost sharing arrangement under which ExxonMobil will supervise the investigation and remediation and the cost will be shared equally. Based on information then available, the Company recorded a $298,000 (pretax) charge during the fourth quarter of fiscal 2004 to accrue its share of the estimated cost. At June 30, 2005, an environmental liability of $328,000 was included in Accounts payable and other liabilities on the Company's Consolidated Statements of Financial Condition. Management believes the total current liability of $328,000 represents the probable liability at this time.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2005.

                                     PART II

Item  5.  Market for the  Registrant's  Common  Equity and  Related  Stockholder
          Matters

The Company's common stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "PFSB." At September 2, 2005, there were approximately 500 stockholders of record of the Company's common stock (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms).

The following table sets forth the high and low closing sales prices per common share for the periods indicated.

                                              Fiscal 2005 Closing Price   Fiscal 2004 Closing Price
                                              -------------------------   -------------------------
                                                  High        Low              High        Low
                                              -------------------------   -------------------------
Quarter Ended:
September 30, 2004 and 2003 ...............      $16.50     $14.84            $15.25     $13.78
December 31, 2004 and 2003 ................       17.34      15.18             17.09      14.75
March 31, 2005 and 2004 ...................       16.68      14.75             18.35      16.68
June 30, 2005 and 2004 ....................       17.12      13.20             18.17      13.99

The closing price of a common share was $16.88 at June 30, 2005 compared to $16.61 at June 30, 2004.

The Company initiated quarterly cash dividend payments in the second quarter of fiscal 1997 and has continuously paid quarterly cash dividends. The quarterly cash dividend had been $0.025 per share since the fourth quarter of fiscal 2001. In the second quarter of fiscal 2002, the Company increased the quarterly cash dividend to $0.03 per share. In the first quarter of fiscal 2003, the quarterly cash dividend was increased to $0.05 per share. During the fourth quarter of fiscal 2005, the quarterly cash dividend was increased to $0.07 per share.

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

The following table summarizes the Company's stock repurchase activity for each month during the three months ended June 30, 2005. All shares repurchased during the three months ended June 30, 2005 were repurchased in the open market.

                                                                               Total Number         Maximum Number
                                                Total Number     Average    of Shares Purchased   of Shares that May
                                                 of Shares     Price Paid   as Part of Publicly    Yet Be Purchased
                                                 Purchased      Per Share     Announced Plan        Under the Plan
                                                ------------   ----------   -------------------   ------------------
Repurchases for the Month
-------------------------
April 1 - April 30, 2005 ....................      40,800       $  13.67           40,800              571,700
May 1 - May 31, 2005 ........................     100,200          14.16          100,200              471,500
June 1 - June 30, 2005 ......................      80,500          15.18           80,500              391,000
                                                -----------------------------------------------
Total repurchases ...........................     221,500       $  14.44          221,500
                                                ===============================================

At June 30, 2005, the Company had one repurchase plan under which it had not yet completed all approved repurchases. This repurchase plan was publicly announced February 23, 2005 and authorized the Company to repurchase up to 5%, or 675,000, of its outstanding shares over the following 18 months.

Item 6. Selected Financial Data

The following selected consolidated financial data of the Company and its subsidiaries is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements, including notes thereto, included elsewhere in this document.

                                                                      At June 30,
                                             --------------------------------------------------------------
                                                2005         2004         2003         2002        2001
                                             --------------------------------------------------------------
                                                        (In thousands, except per share amounts)
Selected Financial Condition Data:
Total assets .............................   $2,050,551   $1,902,286   $1,812,452   $1,892,427   $1,849,377
Loans receivable, net ....................    1,465,480    1,287,473    1,228,918    1,441,260    1,295,492
Investment securities ....................      410,509      424,980      344,239      183,785      333,969
Mortgage-backed securities ...............       78,201      100,079       93,632      169,689      135,606
Deposits .................................    1,339,491    1,188,100    1,094,666    1,174,507    1,085,335
Total borrowings .........................      565,499      576,848      561,114      527,779      582,105
Trust preferred securities, net ..........           --           --       11,621       44,537       44,461
Stockholders' equity .....................      124,054      118,399      116,835      118,761      112,530

Book value per common share(a) ...........         9.34         8.72         8.71         8.36         7.75
Tangible book value per common share(b) ..         9.34         8.62         8.47         8.01         7.27

----------
(a) In accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans," the calculation of book value per share only includes ESOP shares to the extent that they are released or committed to be released during the fiscal year.

(b) Amounts have been restated for the effects of a 2 for 1 stock split in the form of a 100% stock dividend paid on October 29, 2004.

                                                                  Year ended June 30,
                                             --------------------------------------------------------------
                                                2005         2004         2003         2002        2001
                                             --------------------------------------------------------------
                                                        (In thousands, except per share amounts)
Selected Operating Data:
Total interest and dividend income .......   $  104,722   $   96,276   $  106,371   $  121,339   $  120,358
Total interest expense ...................       61,384       58,674       62,956       72,862       79,584
                                             --------------------------------------------------------------
Net interest and dividend income before
  provision for loan losses ..............       43,338       37,602       43,415       48,477       40,774
Provision for loan losses ................           --           --          525        1,625          625
                                             --------------------------------------------------------------
Net interest income after provision for
  loan losses ............................       43,338       37,602       42,890       46,852       40,149
                                             --------------------------------------------------------------
Service charges ..........................        3,096        4,175        5,232        2,961        2,495
Income on Bank Owned Life Insurance
  ("BOLI")................................          690          512           --           --           --
Net gain on sales of loans ...............          394          759        1,863          194          666
Net gain from real estate operations .....          156           58            3           87           65
Other non-interest income ................          660          925          973          975          588
                                             --------------------------------------------------------------
Total non-interest income ................        4,996        6,429        8,071        4,217        3,814
                                             --------------------------------------------------------------
Total non-interest expenses ..............       24,171       25,430(a)    29,120(b)    28,450       24,642
                                             --------------------------------------------------------------
Income before income taxes ...............       24,163       18,601       21,841       22,619       19,321
Income tax expense .......................        8,669        6,543        8,107        8,036        6,808
                                             --------------------------------------------------------------
Net income ...............................   $   15,494   $   12,058   $   13,734   $   14,583   $   12,513
                                             ==============================================================

Net income per common share(c):
  Basic ..................................   $     1.14   $     0.89   $     0.99   $     1.01   $     0.82
                                             ==============================================================
  Diluted ................................   $     1.11   $     0.83   $     0.92   $     0.94   $     0.77
                                             ==============================================================

----------
(a) Includes $298 for recognition of a non-recurring expense associated with an environmental liability.

(b) Includes $1,514 for recognition of a non-recurring expense associated with the unamortized issuance costs related to the PennFed Capital Trust I securities that were redeemed.

(c) Amounts have been restated for the effects of a 2 for 1 stock split in the form of a 100% stock dividend paid on October 29, 2004.

                                                                                 At and for the year ended June 30,
                                                                  ----------------------------------------------------------------
Selected Financial Ratios and Other Data:                           2005          2004          2003          2002          2001
                                                                  ----------------------------------------------------------------
Performance Ratios:
Return on average assets (ratio of net income to
  average total assets) .......................................      0.78%         0.67%         0.75%         0.79%         0.72%
Return on average stockholders' equity (ratio of
  net income to average stockholders' equity) .................     12.64         10.20         11.53         12.59         10.95
Net interest rate spread during the year ......................      2.14          2.02          2.19          2.37          2.06
Net interest margin (net interest and dividend
  income to average interest-earning assets) ..................      2.26          2.16          2.44          2.68          2.43
Ratio of average interest-earning assets to average
  deposits and borrowings .....................................    103.87        104.21        107.00        107.88        107.67
Ratio of earnings to fixed charges(a):
  Excluding interest on deposits ..............................      1.78x         1.58x         1.73x         1.74x         1.68x
  Including interest on deposits ..............................      1.39x         1.32x         1.35x         1.31x         1.24x
Ratio of non-interest expenses to average total assets ........      1.22%         1.41%         1.58%         1.53%         1.42%
Efficiency ratio (non-interest expenses, excluding
  amortization of intangibles, to net interest and
  dividend income and non-interest income excluding
  gains on sales and real estate operations)  .................     47.74         54.64         54.93         50.58         51.59
Dividend payout ratio .........................................     19.30         22.47         20.30         11.39         10.37

Asset Quality Ratios:
Non-accruing loans to total loans at end of year ..............      0.18          0.17          0.14          0.23          0.13
Allowance for loan losses to non-accruing loans
  at end of year ..............................................    231.00        286.39        373.60        177.74        259.50
Allowance for loan losses to total loans at end of year .......      0.41          0.48          0.51          0.40          0.33
Non-performing assets to total assets at end of year ..........      0.13          0.11          0.09          0.17          0.12
Ratio of net charge-offs during the year to average
  loans outstanding during the year ...........................      0.01          0.00          0.00          0.00          0.03

Capital Ratios:
Stockholders' equity to total assets at end of year ...........      6.05          6.22          6.45          6.28          6.08
Average stockholders' equity to average total assets ..........      6.19          6.56          6.47          6.25          6.58

Tangible capital to tangible assets at end of year(b) .........      8.28          8.61          8.73          8.37          7.87
Core capital to adjusted tangible assets at end of year(b) ....      8.28          8.61          8.73          8.37          7.87
Risk-based capital to risk-weighted assets at end of year(b) ..     15.84         16.86         17.21         15.93         15.69

Other Data:
Number of branch offices at end of year .......................        25            24            21            21            21
Number of deposit accounts at end of year .....................    71,600        69,800        74,800        84,200        88,500
Cash dividends declared per common share ......................   $  0.22       $  0.20       $  0.20       $  0.12       $  0.09

----------
(a) The ratio of earnings to fixed charges excluding interest on deposits is calculated by dividing income before taxes and extraordinary items before interest on borrowings by interest on borrowings on a pretax basis. The ratio of earnings to fixed charges including interest on deposits is calculated by dividing income before income taxes and extraordinary items before interest on deposits and borrowings by interest on deposits plus interest on borrowings on a pretax basis.

(b) Represents regulatory capital ratios for the Bank.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles. The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While the Company bases estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates. Management believes the following policies are both important to the reported financial condition and results of operations and require subjective judgements and are, therefore, considered critical accounting policies.

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

The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Company has 25 full service branch offices located in New Jersey. The Company attracts deposits from the general public and uses these deposits, together with borrowings and other funds, to originate and purchase one- to four-family residential mortgage loans, and, to a lesser extent, to originate commercial and multi-family real estate and consumer loans. The Company also invests in mortgage-backed securities secured by one- to four-family residential mortgages and U.S. government agency obligations. Through a relationship with an unaffiliated third party, the Company offers insurance and uninsured non-deposit investment products to the Company's customers and members of the general public. A wholly-owned subsidiary of the Company participates in the ownership of a title insurance agency.

The Company's loan portfolio growth is dependent primarily on its ability to provide the products and services that meet the needs of the customers in its market area. The Company offers fixed rate, adjustable rate and balloon mortgage loans for residential and commercial purposes, as well as home equity, consumer loans and non-mortgage business loans, with a variety of terms. Residential first mortgage loans are the largest part of the portfolio, representing approximately 78.5% at June 30, 2005. The level of interest rates also has a significant impact on the ability of the Company to originate loans and on the amount of prepayment activity experienced by the Company. During the past fiscal year, the Company's net loans receivable and loans held for sale increased $178.0 million. This increase was primarily attributable to strong loan origination levels and a decline in accelerated prepayments. The Company sold $35.6 million of loans during the fiscal year as a means to assist in the management of interest rate risk.

The retention and the recruitment of profitable deposit customers are vital to PennFed's ability to generate liquid funds and to support the growth of non-interest income. There has been a 2.6% increase in the number of deposit accounts since June 30, 2004 and average deposit balances per account, excluding wholesale certificates of deposit, have increased 8.7%. The Company offers a number of different deposit products and uses this product mix along with a strong focus on customer service to attract customers and to build depositor relationships. The level of interest rates also significantly affects the level of the Company's deposits. During the past fiscal year, deposits increased $151.4 million primarily due to a $109.3 million increase in retail certificates of deposit, a $24.1 million increase in core deposits (checking, money market and savings accounts) and the addition of $19.9 million of brokered certificates of deposit. The increase in core deposits was accomplished through a combination of desirable product features, focused marketing campaigns and competitive interest rates.

The Company's future loan and deposit growth is, to a large extent, directly tied to the level of interest rates. If long-term interest rates rise, origination levels may be reduced from the prior periods. Growth in the loan pipeline will depend on the Company's ability to aggressively seek out customers in spite of the higher cost of borrowing for the customer. Loan growth driven by borrower demand also will depend on the strength of the economy in the Company's market area. With rising interest rates and/or deteriorating economic conditions, loan origination volumes would likely be lower than recent years and a reduction in the prepayment of loans currently in portfolio would be expected. The Company has continued its loan sale strategy with respect to new residential loan product in order to assist in the management of interest rate risk associated with keeping longer-term loans on the balance sheet. With respect to deposits, while an increase in interest rates would increase the Company's cost of funds, it would also provide the Company with an additional opportunity for attracting depositors, some of whom may have sought higher returns with mutual funds and other non-deposit investment products when market rates were lower. The Company remains confident that by offering competitively priced products and by striving for superior service, it will be able to maintain profitable levels of loans and deposits.

Cash and cash  equivalent  balances were at lower levels during  portions of the fiscal year, compared to the prior year, due to a decline in accelerated prepayments and strong loan origination levels. The average balance of investment securities increased during the past fiscal year, compared to the prior fiscal year, reflecting the replacement of those securities that prepaid early, while the average balance of mortgage-backed securities decreased, as available funds were utilized to grow the loan portfolio.

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

A slowdown in loan prepayments, growth in the loan portfolio and the repricing of certain deposits and other borrowings contributed to an expansion in the net interest margin, when compared to the prior fiscal year. The lower level of prepayments experienced during the fiscal year positively impacted the Company's interest income and contributed to growth in the average balance of loans outstanding, when compared to the prior year. The Company's interest income is primarily driven by interest earned on residential first mortgage loans, which increased $7.5 million during the fiscal year, when compared to the prior fiscal year. The strong origination levels and the significant slowdown in the amount of prepayments, relative to the prior year period, have contributed to the increase in residential first mortgage loan interest income. Overall, net interest income increased $5.7 million and the net interest margin increased from 2.16% to 2.26% during the fiscal year, when compared to the prior fiscal year. Lower cost of funds on other borrowings due to the interest rate environment and the maturity of FHLB of New York advances were the primary factors responsible for a decrease of $1.4 million in interest expense on FHLB of New York advances and other borrowings for the fiscal year ended June 30, 2005 when compared to the prior fiscal year.

With a slowdown in refinance activity, non-interest income has decreased compared to the level seen in the prior year. Loan service fees related to modifications and prepayments were not at the levels seen in the prior year, when interest rates caused many customers to refinance their loans or modify them to reduce the interest rate of their loans.

Non-interest expenses were reduced this fiscal year compared to the prior year primarily due to the end of costs associated with funding the Company's Employee Stock Ownership Plan ("ESOP"), as shares became fully allocated in the 2004 fiscal year. Fiscal 2005 non-interest expenses included a much less expensive replacement benefit plan (essentially an increase in the 401(k) match), as well as costs associated with four branches opened since September 2003. In addition, costs associated with regulatory burden, especially compliance with Sarbanes-Oxley Section 404 on internal control reporting, required significant additional compliance expenditures.

The Company's future earnings are inherently tied to the level of interest rates prevailing in the economic environment in which the Company operates. If interest rates increase, the Company's interest expense on deposits and wholesale borrowings will increase at a faster pace than the effects that will be seen in the Company's interest income on loans. This effect on interest expense is due to the short-term repricing characteristics of a portion of the Company's deposit and borrowing portfolios. As for interest income, loan commitments, generally locked in at issuance, will result in loans closed at below-market rates if rates continue to rise. As interest rates rise, a decline in loan prepayments will reduce cashflows available for reinvestment at higher rates. By emphasizing the origination of adjustable rate and biweekly loan products and continuing the sale of long-term fixed rate residential loans, while also focusing on increasing the balance of core deposits and longer term certificates of deposit and borrowings, the Company will endeavor to better position itself to mitigate the effects of rising interest rates. See the section titled "Management Strategy" for a discussion of those areas management has emphasized as important to future growth and improved earnings.

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

Emphasizing Lending Secured by One- to Four-Family Residential First Mortgages. As a traditional thrift serving our market area, the Company will continue to emphasize production of traditional one- to four-family first mortgage loans secured by properties located primarily in New Jersey. One-to four-family loans are generally considered to have a lower inherent risk, coupled with a lower yield. The Company produced $350.3 million, $462.8 million and $529.5 million in one- to four-family mortgage loans in fiscal 2005, 2004 and 2003, respectively. Of these amounts, $350.3 million, $409.8 million and $528.9 million, respectively, represent loan originations, with the balance representing loan purchases. As a result of rising interest rates, refinance activity had been significantly reduced throughout fiscal 2005. Based upon the current level of interest rates, refinance activity has declined and is expected to decline further if interest rates continue to rise. While the Company's customers continue to favor fixed rate products, there has been a slight increase in borrowers' preference for adjustable rate products. While origination levels may decline, in response to rising rates, the Company would also expect a significant decline in prepayments on the existing portfolio. The Company's interest income has been derived primarily from one- to four-family mortgage loans, which totaled $1.1 billion, or 78.5%, of the Company's gross loan portfolio at June 30, 2005. Interest income on one- to four-family loans of $57.4 million represented 75.6% of total interest on loans.

Increasing the Commercial and Multi-Family and Consumer Loan Portfolios. The Company will continue its emphasis on increasing the commercial and multi-family and consumer loan porfolios while remaining vigilant in minimizing the risk inherent in these products through sound underwriting. These loans generally reprice more frequently, have shorter maturities, and/or have higher yields than one- to four-family first mortgage loans. The Company originated $129.4 million, $118.2 million and $138.8 million of commercial and multi-family and consumer loans in fiscal 2005, 2004 and 2003, respectively. As of June 30, 2005, 2004 and 2003, commercial and multi-family and consumer loans represented 21.5%, 22.5% and 23.0%, respectively, of the total gross loan portfolio. Interest income on commercial and multi-family and consumer loans of $18.5 million represented 24.4% of total interest on loans for the year ended June 30, 2005. During fiscal 2005, despite strong origination levels, the commercial and multi-family and consumer loan portfolios declined as a percentage of the total gross loan portfolio. In addition to accelerated prepayments on these portfolios, the decline was attributable to growth in the one- to four-family residential loan portfolio. While commercial and multi-family and consumer loans generally represent higher yielding assets, the Company will continue to balance the increased income with the risk inherent in these types of loans as compared to a first lien on a one- to four-family home.

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

The Company's non-performing assets consist of non-accruing loans and real estate owned. Non-performing assets as a percentage of total assets were 0.13% at June 30, 2005.

Increasing Core Deposit Balances. The Company's primary source of funds is deposits. Core deposits increased $24.1 million, or 4.1%, in fiscal 2005. The Company will continue to emphasize growth in core deposits consisting of checking, money market and savings accounts. These deposits provide a stable, low cost source of funds as well as service charge income. The Company utilizes various techniques to generate core deposits including special promotional rates and offerings. The Company recognizes the importance of building relationship customers. Therefore, certain higher rates have been offered on certificates of deposit for customers who also maintain checking accounts. During fiscal 2005, as in fiscal 2004, advertising was increased and expanded to include radio, billboard and bus shelter media in addition to traditional newspaper promotion.

Expanding the retail branch network will likely result in growing core deposits. During fiscal 2005, the Bank expanded its retail franchise by opening one new branch, after opening three branches in fiscal 2004. In February 2005, the Bank's 25th branch was opened in Aberdeen, New Jersey.

Managing the Company's Exposure to Interest Rate Risk. The Company has an asset/liability committee that meets no less frequently than monthly to develop, implement and review strategies and policies to manage interest rate risk. As part of its interest rate risk strategy, the Company has emphasized core deposit growth, utilized intermediate/longer-term borrowings and has, at select times, emphasized growth in longer term certificates of deposit. Furthermore, the Company has endeavored to manage its interest rate risk through the pricing and diversification of its loan products, including focus on the production of loans with adjustable rate features and/or loans with shorter terms to maturity.

In an effort to manage sensitivity to changes in interest rates, the Company continually evaluates the sale of longer-term, fixed rate, one- to four-family residential loan production. During the year ended June 30, 2005, approximately $35.6 million of primarily conforming, fixed rate one- to four-family residential mortgage loans were sold into the secondary market and to other institutions as part of the Company's efforts to manage interest rate risk. The level of loan sale activity continues to be actively evaluated with primary consideration given to interest rate risk, long-term profitability and liquidity objectives. See " -Interest Rate Sensitivity" and " -Asset/Liability Strategy."

Improving Non-Interest Income. The Company has sought and will continue to seek additional ways of improving non-interest income. Total service charges, which represent the primary source of non-interest income, reflected a $1.1 million, or 25.8%, decrease for fiscal 2005 compared to fiscal 2004, primarily due to decreases in loan prepayment and modification fees. As prepayments and refinance activity are expected to continue to drop during the next fiscal year, related income would also decline. Increasing core deposits will likely result in an increase in service charge income to offset this decline to some degree.

Controlling Non-Interest Expenses. Non-interest expenses are carefully monitored, which includes ongoing reviews of staffing levels, facilities and operations. Primarily due to the full allocation of shares under the Company's ESOP at June 30, 2004, non-interest expenses decreased $1.3 million, or 5.0%, during fiscal 2005. Fiscal 2005 non-interest expenses included a much less expensive replacement benefit plan for the ESOP (essentially an increase in the 401(k) match). This decrease in non-interest expenses was partially offset by costs associated with the four branches opened since September 2003 and the costs associated with regulatory burden, especially compliance with Sarbanes-Oxley Section 404.

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

In an attempt to manage its exposure to changes in interest rates, management closely monitors the Company's exposure to interest rate risk. Management maintains an asset/liability committee consisting of the Chief Executive Officer, the Chief Operating Officer, the Chief Financial Officer, the Residential Lending Group Executive, the Retail Support Group Executive, the Treasurer and the Customer Support/Operations Group Executive, which meets regularly and reviews the Company's interest rate risk position and makes recommendations for adjusting this position. In addition, the Board of Directors reviews on a monthly basis the Company's asset/liability position, including simulations of the effect on the Company's capital and earnings of various interest rate scenarios and operational strategies.

The table following this discussion provides information about the Company's interest sensitive financial instruments. Except for the effects of prepayments and scheduled principal amortization on mortgage related assets, the table presents principal cash flows and related weighted average interest rates by the earlier of term to repricing or contractual term to maturity.

Investment securities available for sale are assumed to reprice within one year due to the characteristics associated with the underlying assets of the mutual fund. Callable government agency securities are assumed to be called within one year if their stated interest rates are at or above current market rates. If the stated interest rate is below current market rates, these callable securities are assumed to be called at a time determined by considering the spread between the stated interest rate and the market rate, as well as the age and structure of the security. Some of these callable government agency securities will be assumed to be called early, while others may extend to maturity.

Based on the Company's experience, residential fixed and adjustable rate loans are assumed to prepay at an annualized rate between 10% and 16%. Commercial and multi-family real estate loans are assumed to prepay at an annualized rate between 5% and 40% while consumer loans are assumed to prepay at a 32% rate. Fixed and adjustable rate mortgage-backed securities have annual payment assumptions ranging from 18% to 30%. Demand loans and loans which have no repayment schedule or stated final maturity, are assumed to be due within six months. Loan and mortgage-backed securities balances are net of non-performing loans and are not adjusted for unearned discounts, premiums, and deferred loan costs.

The Company assumes that variable rate savings account balances roll-off gradually over time. Based on the Company's historical experience, it is assumed that 12% of these balances roll-off within one year; 10% roll-off in the second year; 8% roll-off in the third year; and 5% roll-off each year thereafter. During fiscal 2001 and 2002, the Bank promoted "5% Savings for Life" accounts, which totaled $120.1 million at June 30, 2005. These deposits are assumed to have an average life of approximately 10 years. In addition, a "5% Through June 2004 Savings" account was also promoted during fiscal 2002. At June 30, 2005, the balance in these accounts totaled $45.9 million and the rate was 3%. These deposits are assumed to roll off 25% within the next 12 months and 35% over the following three years. The remainder is assumed to have an average life of 10 years. At June 30, 2005, $282.7 million, or 73.4%, of savings accounts are assumed to roll-off after five years. Transaction accounts, excluding money market accounts, are assumed to roll-off after five years. Money market accounts are assumed to be variable accounts and are reported as repricing within six months. No roll-off rate is applied to certificates of deposit. Fixed maturity deposits reprice at maturity.

                                                                           Maturing or Repricing
                                       ---------------------------------------------------------------------------------------------
                                                                            Year ending June 30,
                                       ---------------------------------------------------------------------------------------------

                                         2006        2007        2008       2009       2010     Thereafter     Total      Fair Value
                                       ---------------------------------------------------------------------------------------------
                                                                          (Dollars in thousands)
Fixed rate mortgage loans including
  one- to four-family and commercial
  and multi-family ..................  $ 164,152   $ 132,287   $117,674   $106,148   $ 96,189   $  381,806  $   998,256  $ 1,001,459
  Average interest rate .............       5.59%       5.51%      5.51%      5.51%      5.52%        5.63%        5.57%

Adjustable rate mortgage loans
  including one- to four-family and
  commercial and multi-family .......  $  91,321   $  44,989   $ 45,546   $ 40,391   $ 56,485   $   38,649  $   317,381  $   313,010
  Average interest rate .............       5.88%       5.95%      5.82%      5.38%      5.35%        6.00%        5.74%

Consumer loans including demand
  loans .............................  $  86,611   $  23,628   $ 16,363   $ 11,439   $  6,380   $       --  $   144,421  $   144,822
  Average interest rate .............       5.86%       5.61%      5.61%      5.61%      5.61%          --%        5.76%

Investment securities and other .....  $  94,860   $  35,000   $ 44,265   $ 75,882   $ 45,000   $  137,893  $   432,900  $   434,128
  Average interest rate .............       5.31%       5.54%      5.45%      5.34%      5.35%        5.86%        5.53%

Mortgage-backed securities excluding
  unamortized premium ...............  $  21,292   $  14,827   $ 11,738   $  9,560   $  7,860   $   12,785  $    78,062  $    79,109
  Average interest rate .............       5.16%       5.24%      5.22%      5.22%      5.22%        5.37%        5.23%

  Total interest-earning assets .....  $ 458,236   $ 250,731   $235,586   $243,420   $211,914   $  571,133  $ 1,971,020  $ 1,972,528
                                       =============================================================================================

Savings deposits ....................  $  37,800   $  28,485   $ 18,489   $ 10,286   $  7,591   $  282,709  $   385,360  $   385,360
  Average interest rate .............       1.68%       1.71%      1.57%      1.52%      1.10%        2.88%        2.53%

Money market and demand deposits
  (transaction accounts) ............  $  50,252   $      --   $     --   $     --   $     --   $  176,779  $   227,031  $   227,031
  Average interest rate .............       2.40%         --%        --%        --%        --%        0.44%        0.88%

Certificates of deposit .............  $ 438,487   $ 157,017   $ 65,201   $ 29,313   $ 35,939   $       --  $   725,957  $   725,949
  Average interest rate .............       2.88%       3.51%      4.00%      4.13%      4.16%          --%        3.23%

FHLB of New York advances ...........  $  30,000   $  20,465   $ 55,000   $     --   $140,000   $  170,000  $   415,465  $   443,927
  Average interest rate .............       4.21%       6.11%      5.49%        --%      6.45%        5.50%        5.76%

Other borrowings ....................  $  68,491   $  29,461   $ 10,000   $     --   $     --   $       --  $   107,952  $   107,566
  Average interest rate .............       3.51%       3.36%      3.59%        --%        --%          --%        3.48%

Junior subordinated deferrable
  interest debentures ...............  $      --   $      --   $     --   $     --   $     --   $   43,300  $    43,300  $    46,556
  Average interest rate .............         --%         --%        --%        --%        --%        7.67%        7.67%

  Total deposits and borrowings .....  $ 625,030   $ 235,428   $148,690   $ 39,599   $183,530   $  672,788  $ 1,905,065  $ 1,936,389
                                       =============================================================================================

Interest earning assets less
  deposits and borrowings (interest-
  rate sensitivity gap) .............  $(166,794)  $  15,303   $ 86,896   $203,821   $ 28,384   $ (101,655) $    65,955
                                       =================================================================================

Cumulative interest-rate sensitivity
  gap ...............................  $(166,794)  $(151,491)  $(64,595)  $139,226   $167,610   $   65,955
                                       ====================================================================

Cumulative interest-rate sensitivity
  gap as a percentage of total
  assets at June 30, 2005 ...........      (8.13)%     (7.39)%    (3.15)%     6.79%      8.17%        3.22%
                                       ====================================================================

Cumulative interest-rate sensitivity
  gap as a percentage of total
  interest-earning assets at
  June 30, 2005 .....................      (8.46)%     (7.69)%    (3.28)%     7.06%      8.50%        3.35%
                                       ====================================================================

Cumulative interest-earning assets
  as a percentage of cumulative
  deposits and borrowings at June
  30, 2005 ..........................      73.31%      82.39%     93.60%    113.28%    113.60%      103.46%
                                       ====================================================================

At June 30, 2005, the Company's total deposits and borrowings maturing or repricing within one year exceeded its total interest-earning assets maturing or repricing within one year by $166.8 million, representing a one year negative gap of 8.13% of total assets, compared to a one year negative gap of $148.6 million, or 7.81%, of total assets at June 30, 2004. See " -Asset/Liability Strategy." The Company's gap position has remained relatively unchanged from June 30, 2004 when compared to June 30, 2005.

In evaluating the Company's exposure to interest rate risk, certain limitations inherent in the method of interest rate gap analysis presented in the foregoing table must be considered. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgages, have features which restrict changes in interest rates in the short-term and over the life of the asset. Furthermore, in the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. The Company considers all of these factors in monitoring its exposure to interest rate risk.

Net Portfolio Value. The Company's interest rate sensitivity is regularly monitored by management through additional interest rate risk ("IRR") measures, including an IRR "Exposure Measure" or "Post-Shock" NPV ratio and a "Sensitivity Measure." A low Post-Shock NPV ratio indicates greater exposure to IRR. Greater exposure can result from a high sensitivity to changes in interest rates. The Sensitivity Measure is the change in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. OTS guidelines would characterize an institution with a Post Shock ratio of less than 4% to have "high" interest rate risk if the Sensitivity Measure is greater than 2%. At least quarterly, and generally monthly, management models the change in net portfolio value ("NPV") over a variety of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. An NPV ratio, in any interest rate scenario, is defined as the NPV in that rate scenario divided by the market value of assets in the same scenario. Assumptions used in calculating interest rate sensitivity are periodically reviewed and modified as appropriate.

As of June 30, 2005, the Bank's internally generated initial NPV ratio was 10.19%. Following a 2% increase in interest rates, the Bank's Post-Shock NPV ratio was 8.33%. The change in the NPV ratio, or the Bank's Sensitivity Measure, was negative 1.86%. As of June 30, 2005, the Company's internally generated initial NPV ratio was 9.97%, the Post-Shock ratio was 8.27%, and the Sensitivity Measure was negative 1.70%. As of June 30, 2004, the Bank's Post-Shock NPV ratio and Sensitivity Measure were 7.87% and negative 1.72%, respectively, and the Company's Post-Shock NPV ratio and Sensitivity Measure were 7.30% and negative 1.91%, respectively. As of June 30, 2005, the effect of a 2% decrease in interest rates could not be meaningfully simulated. As of June 30, 2004, due to historically low interest rate levels, the effect of a 2% decrease in interest rates could not be simulated. While the Post-Shock ratios have improved from the prior year, sensitivity has remained essentially unchanged. Over the last year, shorter term market rates have increased while longer term market rates have declined. The decline in long term market rates increased prepayment activity on certain one- to four-family loans. In addition, one- to four-family loan growth throughout fiscal 2005 favored bi-weekly and adjustable rate products with shorter average durations. As a result, overall asset duration declined but was principally offset by a similar decline in liability duration that resulted from an increase in short term retail deposit balances. Variances between the Bank's and the Company's NPV ratios are attributable to balance sheet items which are eliminated during consolidation, such as investments, intercompany borrowings and capital.

Internally generated NPV measurements are based on simulations which utilize institution specific assumptions, including discount and decay rates, and generally result in lower levels of presumed interest rate risk than OTS measurements indicate.

The OTS measures the Bank's IRR on a quarterly basis using data from the quarterly Thrift Financial Reports filed by the Bank with the OTS, coupled with non-institution specific assumptions which are based on national averages. As of March 31, 2005 (the latest date for which information is available), the Bank's initial NPV ratio, as measured by the OTS, was 9.40%, the Bank's Post-Shock ratio was 5.68% and the Sensitivity Measure was negative 3.72%.

In addition to monitoring NPV and gap, management also monitors the duration of assets and liabilities and the effects on net interest income resulting from parallel and non-parallel increases or decreases in rates.

At June 30, 2005, based on its internally generated simulation models, the Company's consolidated net interest income projected for one year forward would decrease 6.1% from the base case, or current market, as a result of an immediate and sustained 2% increase in interest rates. Although interest rates are not expected to rise 2% immediately, interest rate projections over the next year assume a rise in short term interest rates and a tightening of the rate spread between the 3-month U.S. treasury bill and the 10-year U.S. treasury bond. If short term rates rise more quickly than long term rates, interest rate risk measures would be expected to improve, but earnings would likely be negatively affected.

Asset/Liability Strategy

The primary elements of the Company's asset/liability strategy include the following:

1. The Company has focused on shortening the average life and duration of its portfolio of one- to four-family mortgage loans by promoting one year adjustable rate products, with initial fixed rate terms of 3 and 5 years; 15, 20 and 30 year bi-weekly mortgages; and fixed rate products with terms of 10, 15 and 20 years, which have shorter durations than 30 year fixed rate mortgage loans.

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

During the year ended June 30, 2005, each of the strategies noted above was employed to manage the Company's sensitivity to changes in interest rates.

On June 30, 2004, the Federal Open Market Committee marked the beginning of a tightening cycle by raising the Federal funds rate from 1.00% to 1.25%. This rate has continued to increase at a measured pace so that at June 30, 2005, it stood at 3.25%. During this time, however, longer-term market yields declined over 0.50%. As the steepness of the Treasury curve declined, loan originations accelerated and disintermediation between retail deposit products began to emerge due to strong competitive pricing for short-term retail deposits.

One- to four-family residential mortgage activity and consumer mortgage activity remained strong in fiscal 2005, reflective of continued low market rates and competitive pricing. Bi-weekly and adjustable rate production dominated new volumes and helped to reduce the duration of these loan portfolios. Furthermore, the majority of the commercial and multi-family loan production added during the year ended June 30, 2005 was also adjustable rate. Loan sale activities included primarily lower coupon, fixed rate products with longer terms to maturity and supported efforts to reduce interest rate risk.

Retail funding supported most of the asset growth experienced during fiscal 2005. Significant focus was placed on generating new and building existing retail core deposit relationships. Efforts were rewarded with significant growth in checking and money market balances, but were partially offset by a decline in savings balances as certain funds previously "parked" in such accounts began to roll into more competitively priced certificate of deposit products. Most certificate of deposit growth was found in shorter term maturities, as depositors were generally unwilling to lock in their deposits for terms longer than one year. Wholesale funding increased only slightly, as FHLB of New York advances that matured during the year were replaced with overnight borrowings, reverse repurchase agreements and brokered certificates of deposit.

By the end of fiscal 2005, the Company's NPV ratios had improved as the overall value of assets and liabilities increased, but its sensitivity to rising market rates did not significantly change, due to the offsetting effects of variations in market rates and portfolio composition.

As a result of the above activity, one- to four-family mortgage loan balances increased $151.8 million between June 30, 2004 and June 30, 2005. Adjustable rate one- to four-family mortgage loan balances increased $73.5 million while fixed rate balances increased $78.3 million. Additionally, approximately 70% of the fiscal 2005 fixed rate loan originations were for terms less than 30 years or for bi-weekly products. Consumer loan balances increased $26.7 million. Prime based home equity lines of credit increased $3.6 million while other consumer products, principally fixed rate second mortgages generally with shorter durations than one- to four-family residential mortgages, increased $23.1 million. The commercial and multi-family real estate loan portfolio decreased $2.5 million during the current fiscal year with adjustable rate products declining $3.1 million and fixed rate loans rising $600,000.

At June 30, 2005, medium and long-term certificate of deposit balances with remaining maturities greater than one year totaled $287.5 million, including $66.1 million of wholesale certificates of deposit, compared to $247.0 million at June 30, 2004. There were $46.1 million of wholesale certificates of deposit at June 30, 2004. Certificate of deposit balances, excluding brokered deposits, increased $107.4 million as short-term interest rates increased during the fiscal year, while core deposit balances increased $24.1 million. Savings balances fell $33.3 million, while checking and money market account balances increased $57.4 million. Wholesale borrowings with remaining maturities greater than one year totaled $424.9 million at June 30, 2005, reflecting a decline of $15.5 million during the current fiscal year. However, $100.0 million of convertible advances from the FHLB of New York with one-time call features were not called and subsequently were extended five to seven years to their final maturity. Short-term retail certificate of deposit balances with remaining maturities of one year or less increased $86.8 million while short-term wholesale funding balances increased $34.1 million between June 30, 2004 and 2005, as a portion of such borrowings shifted to within one year of maturity. In fiscal 2005, $185.5 million of new, short-term wholesale borrowings were added, including a net increase of $38.2 million drawn on an overnight repricing line of credit and a net decrease of $1.6 million on an unsecured revolving line of credit.

The Company emphasizes and promotes its savings, money market and demand deposit accounts, and certificates of deposit with varying maturities through five years, principally within its primary market areas. The balances of savings, money market and demand deposit accounts, which represented 45.7% of total deposits at June 30, 2005, tend to be less susceptible to rapid changes in interest rates than certificate of deposit balances.

Analysis of Net Interest Income. The following table sets forth certain information relating to the Company's Consolidated Statements of Financial Condition and the Consolidated Statements of Income for the years ended June 30, 2005, 2004 and 2003 and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived from average daily balances. The average balance of loans receivable includes non-accruing loans. The yields and costs include fees which are considered adjustments to yields.

                                                                            Year ended June 30,
                                      ---------------------------------------------------------------------------------------------
                                                      2005                           2004                            2003
                                      ---------------------------------------------------------------------------------------------
                                         Average    Interest            Average    Interest            Average     Interest
                                      Outstanding   Earned/   Yield/  Outstanding  Earned/   Yield/  Outstanding   Earned/   Yield/
                                        Balance       Paid     Rate     Balance     Paid      Rate     Balance      Paid      Rate
                                      ---------------------------------------------------------------------------------------------
                                                                          (Dollars in thousands)
Interest-earning assets:
  One- to four-family mortgage
     loans .......................... $ 1,082,952  $  57,358    5.30% $   915,316  $ 49,831    5.44% $ 1,087,196  $  63,940    5.88%
  Commercial and multi-family real
     estate loans ...................     168,556     11,638    6.90      162,855    12,029    7.39      157,365     12,373    7.86
  Consumer loans ....................     127,020      6,834    5.38      115,793     6,353    5.49      115,295      7,096    6.15
                                      -----------  ---------          -----------  --------          -----------  ---------

     Total loans receivable .........   1,378,528     75,830    5.50    1,193,964    68,213    5.71    1,359,856     83,409    6.13

  Federal funds sold ................          --         --      --       17,918       178    0.99       19,361        233    1.20
  Investment securities and other ...     446,903     24,384    5.46      428,104    22,816    5.33      266,364     15,167    5.69
  Mortgage-backed securities ........      88,286      4,508    5.11       98,828     5,069    5.13      131,815      7,562    5.74
                                      -----------  ---------          -----------  --------          -----------  ---------
     Total interest-earning assets ..   1,913,717  $ 104,722    5.47    1,738,814  $ 96,276    5.54    1,777,396  $ 106,371    5.98
                                                   =========                       ========                       =========

Non-interest earning assets .........      67,373                          63,978                         63,475
                                      -----------                     -----------                    -----------
     Total assets ................... $ 1,981,090                     $ 1,802,792                    $ 1,840,871
                                      ===========                     ===========                    ===========
Deposits and borrowings:
  Money market and demand
     deposits ....................... $   191,747  $   1,144    0.60% $   167,569  $    315    0.19% $   168,767  $     833    0.49%
  Savings deposits ..................     420,852      9,901    2.35      388,552     9,931    2.56      336,856      8,782    2.61
  Certificates of deposit ...........     644,112     19,311    3.00      549,480    16,388    2.98      625,468     23,255    3.72
                                      -----------  ---------          -----------  --------          -----------  ---------
     Total deposits .................   1,256,711     30,356    2.42    1,105,601    26,634    2.41    1,131,091     32,870    2.91

  FHLB of New York advances .........     425,319     24,668    5.80      489,699    28,203    5.76      504,465     28,892    5.73
  Other borrowings ..................     118,285      3,313    2.80       31,308     1,139    3.64       23,116      1,082    4.68
  Junior subordinated debentures ....      42,059      3,047    7.24       42,015     2,698    6.42        2,376        112    4.71
                                      -----------  ---------          -----------  --------          -----------  ---------
     Total deposits and borrowings ..   1,842,374  $  61,384    3.33    1,668,623  $ 58,674    3.52    1,661,048  $  62,956    3.79
                                                   =========                       ========                       =========
Other liabilities ...................      16,095                          15,899                         18,755
                                      -----------                     -----------                    -----------
     Total liabilities ..............   1,858,469                       1,684,522                      1,679,803

Trust Preferred securities ..........          --                              --                         41,954
Stockholders' equity ................     122,621                         118,270                        119,114
                                      -----------                     -----------                    -----------
     Total liabilities and
        stockholders' equity ........ $ 1,981,090                     $ 1,802,792                    $ 1,840,871
                                      ===========                     ===========                    ===========

Net interest income and net interest
  rate spread .......................              $  43,338    2.14%              $ 37,602    2.02%              $  43,415    2.19%
                                                   =========  ======               ========  ======               =========  ======

Net interest-earning assets and net
  interest margin ................... $    71,343               2.26% $    70,191              2.16% $   116,348               2.44%
                                      ===========             ======  ===========            ======  ===========             ======

Ratio of interest-earning assets to
  deposits and borrowings ...........                         103.87%                        104.21%                         107.00%
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

                                                                           Year ended June 30,
                                         --------------------------------------------------------------------------------------
                                                         2005 vs. 2004                              2004 vs. 2003
                                         -------------------------------------------  -----------------------------------------
                                                      Increase (Decrease)                        Increase (Decrease)
                                                            Due to                                      Due to
                                         -------------------------------------------  -----------------------------------------
                                                                            Total                                      Total
                                                                 Rate/     Increase                         Rate/     Increase
                                           Volume      Rate      Volume   (Decrease)   Volume      Rate     Volume   (Decrease)
                                         --------------------------------------------------------------------------------------
                                                                             (In thousands)
Interest-earning assets:
   One- to four-family
      mortgage loans ..................  $   9,127  $  (1,352) $    (248)  $  7,527   $ (10,108) $  (4,752) $   751  $ (14,109)
   Commercial and multi-family
      real estate loans ...............        421       (785)       (27)      (391)        432       (750)     (26)      (344)
   Consumer loans .....................        616       (123)       (12)       481          31       (771)      (3)      (743)
                                         --------------------------------------------------------------------------------------
      Total loans receivable ..........     10,164     (2,260)      (287)     7,617      (9,645)    (6,273)     722    (15,196)
   Federal funds sold .................       (178)      (178)       178       (178)        (17)       (41)       3        (55)
   Investment securities and other ....      1,002        542         24      1,568       9,210       (971)    (590)     7,649
   Mortgage-backed securities .........       (540)       (23)         2       (561)     (1,892)      (801)     200     (2,493)
                                         --------------------------------------------------------------------------------------
      Total interest-earning assets ...  $  10,448  $  (1,919) $     (83)  $  8,446   $  (2,344) $  (8,086) $   335  $ (10,095)
                                         ======================================================================================

Deposits and borrowings:
   Money market and demand
      deposits ........................  $      45  $     685  $      99   $    829   $      (6) $    (516) $     4  $    (518)
   Savings deposits ...................        826       (790)       (66)       (30)      1,347       (172)     (26)     1,149
   Certificates of deposit ............      2,822         86         15      2,923      (2,825)    (4,601)     559     (6,867)
                                         --------------------------------------------------------------------------------------
      Total deposits ..................      3,693        (19)        48      3,722      (1,484)    (5,289)     537     (6,236)
   FHLB of New York advances ..........     (3,708)       199        (26)    (3,535)       (845)       161       (5)      (689)
   Other borrowings ...................      3,164       (262)      (728)     2,174         383       (241)     (85)        57
   Junior subordinated debentures .....          3        346         --        349       1,868         41      677      2,586
                                         --------------------------------------------------------------------------------------
      Total deposits and borrowings ...  $   3,152  $     264  $    (706)  $  2,710   $     (78) $  (5,328) $ 1,124  $  (4,282)
                                         ======================================================================================
   Net change in net interest income ..  $   7,296  $  (2,183) $     623   $  5,736   $  (2,266) $  (2,758) $  (789) $  (5,813)
                                         ======================================================================================

Financial Condition

Comparison of Financial Condition at June 30, 2005 and June 30, 2004

Assets. Total assets increased $148.3 million to $2.051 billion at June 30, 2005 from total assets of $1.902 billion at June 30, 2004. The increase at June 30, 2005 was primarily due to a $173.2 million increase in net loans receivable and a $4.8 million increase in loans held for sale partially offset by a $21.9 million decrease in net mortgage-backed securities and a $14.8 million decrease in investment securities held to maturity. The increase in total assets at June 30, 2005 was also partially due to a $10.7 million increase in the investment in BOLI.

The increase in net loans receivable was reflective of strong loan origination levels and a slowdown in loan prepayment activity. Loan sales in fiscal 2005 were $35.6 million, compared to $90.4 million in fiscal 2004, as originations of long term, fixed rate conforming balance loans were reduced in fiscal 2005 when compared to fiscal 2004. The interest rate environment in fiscal 2005, when compared to fiscal 2004, allowed the Company to utilize available funds for the origination of loans at higher rates of return than would have been achieved by re-investing in mortgage-backed securities and investment securities, as these securities rolled off during the fiscal year.

Liabilities. Deposits increased $151.4 million to $1.339 billion at June 30, 2005 from $1.188 billion at June 30, 2004. The increase was attributable to an increase in short- and medium-term retail certificates of deposit of $109.3 million, core deposit accounts (checking, money market and savings accounts) of $24.1 million and the addition of $19.9 million of wholesale certificates of deposit. At June 30, 2005, FHLB of New York advances and other borrowings totaled $523.4 million, reflecting an $11.4 million decrease from the $534.8 million at June 30, 2004.

Stockholders' Equity. Stockholders' equity at June 30, 2005 totaled $124.1 million compared to $118.4 million at June 30, 2004. The increase primarily reflects the net income recorded for the year ended June 30, 2005 and the exercise of stock options, including the related tax effect, partially offset by the repurchase of 731,800 shares of the Company's outstanding stock at an average price of $15.41 per share and the declaration of cash dividends.

Results of Operations

Comparison of Operating Results for the Years Ended June 30, 2005 and June 30, 2004

General. For the year ended June 30, 2005, net income was $15.5 million, or $1.11 per diluted share, compared to net income of $12.1 million, or $0.83 per diluted share, for the year ended June 30, 2004. As a result of additional Sarbanes-Oxley Section 404 ("SOX 404") compliance costs, the Company recorded approximately $300,000 (pretax) of costs associated with SOX 404 in fiscal 2005, including a $208,000 (pretax) charge during the fourth quarter of fiscal 2005. As a result of an environmental liability, as explained in Item 3. Legal Proceedings, the Company recorded a $298,000 (pretax) charge during the fourth quarter of fiscal 2004. Earnings per share amounts reflect the effect of the 100% stock dividend described in Item 8 - Financial Statements - Note O -
Stockholders' Equity and Regulatory Capital - of the Notes to Consolidated Financial Statements.

Interest and Dividend Income. Interest and dividend income for the year ended June 30, 2005 increased to $104.7 million from $96.3 million for the year ended June 30, 2004. In general, the increase in interest and dividend income reflects a higher level of interest-earning assets due to strong loan originations and the slowdown in prepayments in the Company's loan and mortgage-backed securities portfolios during fiscal 2005. The effect of the increase was slightly offset by a lower average yield earned on assets which was the result of prepayments of higher yielding loans and the origination of loans at lower market interest rates during the last year. Average interest-earning assets were $1.914 billion for the year ended June 30, 2005 compared to $1.739 billion for the prior year. The average yield earned on interest-earning assets decreased to 5.47% for the year ended June 30, 2005 from 5.54% for the year ended June 30, 2004.

Interest income on residential one- to four-family mortgage loans for the year ended June 30, 2005 increased $7.5 million when compared to the prior year. The increase in interest income on residential one- to four-family mortgage loans was due to an increase in the average balance of residential one- to four-family mortgage loans outstanding of $167.6 million for the year ended June 30, 2005, when compared to the prior year, as a result of strong loan origination levels and a slowdown in prepayments. Somewhat offsetting the increase in the average balance of residential one- to four-family mortgage loans was a decrease in the average yield earned on this loan portfolio to 5.30% for the year ended June 30, 2005 from 5.44% for the prior year period, reflecting the payoff or refinance of higher yielding loans and the origination of lower yielding loans over the last twelve months. At June 30, 2005, one- to four- family mortgage loans represented 78.5% of the total loan portfolio and 75.6% of interest income on loans.

Interest income on commercial and multi-family real estate loans decreased $391,000 for the year ended June 30, 2005, when compared to the year ended June 30, 2004. The decrease in interest income on commercial and multi-family real estate loans was attributable to a decrease in the average yield earned on these loans. The average yield on commercial and multi-family real estate loans decreased to 6.90% for the year ended June 30, 2005 compared to 7.39% for the year ended June 30, 2004. As with other loans, the payoff of higher yielding loans and the origination of loans at lower market interest rates resulted in a decline in the yield on the commercial and multi-family real estate loan portfolio. The decrease in interest income for this portfolio was partially offset by an increase in the average outstanding balance of commercial and multi-family real estate loans of $5.7 million for the year ended June 30, 2005, when compared to the prior year.

Interest income on consumer loans increased $481,000 for the year ended June 30, 2005, when compared to the year ended June 30, 2004. The increase in interest income on consumer loans for the year ended June 30, 2005 was due to an increase in the average balance outstanding of this loan portfolio of $11.2 million, when compared to the year ended June 30, 2004. The increase in interest income from the larger portfolio of consumer loans for the year ended June 30, 2005 was partially offset by a decrease in the average yield to 5.38% from 5.49% for the prior year.

Interest income on investment securities and other interest-earning assets increased $1.6 million for the year ended June 30, 2005 compared to the prior year. The increase in interest income on these securities was attributable to an $18.8 million increase in the average balance outstanding for the year ended June 30, 2005, when compared to the prior year. The average yield increased to 5.46% for the year ended June 30, 2005 compared to 5.33% for the year ended June 30, 2004.

Interest income on the mortgage-backed securities portfolio decreased $561,000 for the year ended June 30, 2005 compared to the prior year. The decrease in interest income on mortgage-backed securities for the year ended June 30, 2005 was primarily due to a decrease in the average balance outstanding of $10.5 million for the year ended June 30, 2005, when compared to the prior year. In addition, the decrease in interest income on mortgage-backed securities was due to a decrease in the average yield earned on this portfolio to 5.11% from 5.13% for the year ended June 30, 2004.

Interest Expense. Interest expense increased $2.7 million for the year ended June 30, 2005 from the year ended June 30, 2004. While the Company's cost of funds decreased, total average deposits and borrowings increased. The average rate on deposits and borrowings decreased to 3.33% for the year ended June 30, 2005 from 3.52% for the prior year, as a result of lower market interest rates on other borrowings and only a slight increase in the cost of deposits. The decrease in the cost of funds for the year ended June 30, 2005 was offset by an increase in total average deposits and borrowings of $173.8 million, when compared to the year ended June 30, 2004.

The average rate paid on deposits increased slightly to 2.42% for the year ended June 30, 2005 from 2.41% for the year ended June 30, 2004. Average deposit balances increased $151.1 million to $1.257 billion for the year ended June 30, 2005 from $1.106 billion for the prior year. The growth in deposits is partially reflective of the addition of the four new branches opened since September 2003 and the addition of wholesale certificates of deposit. In addition, deposit growth reflects the offering of attractive and competitive deposit products, which are promoted through various marketing strategies.

The average cost of FHLB of New York advances increased to 5.80% for the year ended June 30, 2005 from 5.76% for the prior year, due to the maturity of lower costing advances. The average balance of FHLB of New York advances decreased $64.4 million for the year ended June 30, 2005, when compared to the year ended June 30, 2004. As a funding source to replace maturing FHLB of New York advances and because of the slowdown in prepayments on loans, the average balance of other borrowings for the year ended June 30, 2005 increased $87.0 million, when compared to the prior year. The average rate paid on other borrowings decreased to 2.80% for fiscal 2005 from 3.64% for fiscal 2004. During fiscal 2005, the vast majority of other borrowings were borrowings with maturities within one year; thus, the cost of these borrowings reflected the lower levels of short term interest rates experienced during the year, when compared to fiscal 2004.

Interest expense on junior subordinated debentures increased $349,000 for the year ended June 30, 2005, when compared to the prior year. The increase in interest expense was due to an increase in the average cost of these borrowings to 7.24% for the year ended June 30, 2005 from 6.42% for the year ended June 30, 2004. The average balance of junior subordinated debentures increased $44,000 during the fiscal year ended June 30, 2005.

Net Interest and Dividend Income. Net interest and dividend income before provision for loan losses for the year ended June 30, 2005 was $43.3 million compared to $37.6 million recorded in the prior year. Average net interest-earning assets increased $1.2 million for the year ended June 30, 2005, when compared to the prior year. The net interest rate spread and net interest margin for fiscal 2005 were 2.14% and 2.26%, respectively, an increase from 2.02% and 2.16% for the year ended June 30, 2004. The net interest margin expanded during fiscal 2005 when compared to the prior year principally due to a slowdown in loan prepayments, growth in the loan portfolio and the repricing of certain deposits and other borrowings.

Provision for Loan Losses. There was no provision for loan losses recorded for the years ended June 30, 2005 and 2004, which is consistent with the maintenance of the Company's historically low levels of non-accruing loans and loan chargeoffs. Management believes that the current allowance for loan losses is adequate to absorb probable losses on existing loans that may become uncollectible. The allowance for loan losses at June 30, 2005 of $6.1 million is relatively unchanged from the $6.2 million at June 30, 2004. The allowance for loan losses as a percentage of non-accruing loans was 231.00% at June 30, 2005, compared to 286.39% at June 30, 2004. Non-accruing loans were $2.6 million at

June 30, 2005 compared to $2.2 million at June 30, 2004. The allowance for loan losses as a percentage of total loans at June 30, 2005 was 0.41% compared to 0.48% at June 30, 2004, primarily due to the increase in the balance of the overall loan portfolio. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations " -Critical Accounting Policies".

Non-Interest Income. For the year ended June 30, 2005, non-interest income was $5.0 million compared to $6.4 million for the prior year. The decrease in non-interest income for fiscal 2005 was primarily due to decreases in service charges and net gain on sales of loans when compared to the year ended June 30, 2004.

Service charge income for the year ended June 30, 2005 was $3.1 million compared to $4.2 million recorded for the prior year. The decline in service charge income for the year ended June 30, 2005 was primarily due to a decline in fees associated with various loan prepayments and/or modifications.

During the year ended June 30, 2005, the net gain on sales of loans was $394,000 compared to $759,000 for the year ended June 30, 2004. Approximately $11.0 million of conforming, fixed rate one- to four-family residential mortgage loans were sold into the secondary market during the 2005 fiscal year. In addition, during the year ended June 30, 2005, the Company sold approximately $24.6 million of fixed rate one- to four-family residential mortgage loans to other financial institutions. For the year ended June 30, 2004, there were $48.4 million and $39.0 million of such sales into the secondary market and to other financial institutions, respectively. Furthermore, during the year ended June 30, 2004, a $3.0 million commercial real estate loan participation was sold as a means to reduce the Company's credit exposure on a large commercial real estate loan relationship, realizing a net gain of approximately $183,000. The reduction in loan sales for the year ended June 30, 2005 can be attributed to a reduction in origination of longer-term fixed rate products, as borrowers have shown increased interest in adjustable rate and bi-weekly loans, which are retained in portfolio.

Non-Interest Expenses. Non-interest expenses for the year ended June 30, 2005 were $24.2 million compared to $25.4 million for the prior year. The Company's non-interest expenses as a percent of average assets decreased to 1.22% for the year ended June 30, 2005 from 1.41% for the prior year. While fiscal 2005 expense levels reflect the end of costs associated with funding the Company's ESOP, expenses in fiscal 2005 included a much less expensive replacement benefit plan for the ESOP, increased advertising expense and costs associated with the four branches opened since September 2003. In addition, costs associated with regulatory burden, especially compliance with SOX 404, required significant additional expenditures and are expected to remain high into fiscal 2006. The opening of a new branch in February 2005 will also add to future non-interest expense, particularly in the net occupancy and advertising expense categories. For the year ended June 30, 2004, the Company recorded a $298,000 (pretax) non-recurring charge for an additional environmental accrual, as discussed in
Item 3. Legal Proceedings.

Income Tax Expense. Income tax expense for the year ended June 30, 2005 was $8.7 million compared to $6.5 million for the year ended June 30, 2004. The effective tax rate for the year ended June 30, 2005 was 35.9% compared to 35.2% for the prior year. The higher effective tax rate in fiscal 2005 was primarily due to an adjustment in the first quarter of fiscal 2005 in valuation allowances established against state deferred tax assets.

Comparison of Operating Results for the Years Ended June 30, 2004 and June 30, 2003

General. For the year ended June 30, 2004, net income was $12.1 million, or $0.83 per diluted share, compared to net income of $13.7 million, or $0.92 per diluted share, for the year ended June 30, 2003. As a result of an environmental liability, as explained in Item 3. Legal Proceedings, the Company recorded a $298,000 (pretax) charge during the fourth quarter of fiscal 2004. For the year ended June 30, 2003, as a result of the redemption of trust preferred securities, the Company recognized a $1.5 million charge associated with unamortized issuance costs related to these securities.

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

The average cost of FHLB of New York advances increased slightly to 5.76% for the year ended June 30, 2004 from 5.73% for the prior year, due to the maturities of lower yielding advances. The average balance of FHLB of New York advances decreased $14.8 million for the year ended June 30, 2004, when compared to the year ended June 30, 2003. For the year ended June 30, 2004, the average balance of other borrowings increased $8.2 million, when compared to the prior year. The average rate paid on other borrowings decreased to 3.64% for fiscal 2004 compared to 4.68% for fiscal 2003. During fiscal 2004, the vast majority of other borrowings were those with maturities within one year; thus, the cost of these borrowings reflected the lower levels of interest rates experienced during the year, when compared to the prior year.

Effective July 1, 2003, the Company fully adopted Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") as it relates to PennFed Capital Trust II and PennFed Capital Trust III, which were formed by the Company for the purpose of issuing trust preferred securities. Pursuant to FIN 46, these trust preferred subsidiaries are not consolidated and their junior subordinated deferrable interest debentures are reflected as long term borrowings. As such, interest expense for the year ended June 30, 2004 included the costs associated with the junior subordinated deferrable interest debentures. For the year ended June 30, 2004, the junior subordinated deferrable interest debentures had an average balance of $42.0 million and an average cost of 6.42%.

Net Interest and Dividend Income. Net interest and dividend income before provision for loan losses for the year ended June 30, 2004 was $37.6 million compared to $43.4 million recorded in the prior year. Average net interest-earning assets decreased $46.2 million for the year ended June 30, 2004, when compared to the prior year. The net interest rate spread and net interest margin for fiscal 2004 were 2.02% and 2.16%, respectively, a decrease from 2.19% and 2.44% for the year ended June 30, 2003. The net interest margin was reduced during fiscal 2004 when compared to the prior year principally due to the effect of accelerated prepayments resulting from lower market interest rates.

Provision for Loan Losses. There was no provision for loan losses recorded for the year ended June 30, 2004, which is consistent with the continuation of the Company's historically low levels of non-accruing loans and loan chargeoffs. Management believes the allowance for loan losses at June 30, 2004 was adequate to absorb probable losses on existing loans that may become uncollectible. A loan loss provision of $525,000 was recorded for the year ended June 30, 2003. The allowance for loan losses at June 30, 2004 of $6.2 million is relatively unchanged from the $6.3 million at June 30, 2003. The allowance for loan losses as a percentage of non-accruing loans was 286.39% at June 30, 2004, compared to 373.60% at June 30, 2003. Non-accruing loans were $2.2 million at June 30, 2004 compared to $1.7 million at June 30, 2003. The allowance for loan losses as a percentage of total loans at June 30, 2004 was 0.48% compared to 0.51% at June 30, 2003, primarily due to the increase in the balance of the overall loan portfolio. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations " -Critical Accounting Policies".

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

Non-Interest Expenses. Non-interest expenses for the year ended June 30, 2004 were $25.4 million compared to $29.1 million for the prior year, which included $5.6 million of preferred securities expense. With the adoption of FIN 46, the cost of the trust preferred securities was included in interest expense. Excluding the effect of preferred securities expense for the prior year, the increase in non-interest expenses for the year ended June 30, 2004 was partially attributable to an increase in compensation expense related to the ESOP. For the year ended June 30, 2004, the Company recorded compensation expense related to the ESOP of $4.0 million compared to $3.1 million for the prior year, reflecting the appreciation of the Company's stock price over the year. The majority of the ESOP expense represented a non-cash valuation adjustment to reflect the value of the Company's stock. The Company ceased recognizing compensation expense related to the ESOP as of July 1, 2004, as all ESOP shares were fully allocated. In addition, during the year ended June 30, 2004, the Company recorded a $298,000 (pretax) non-recurring charge for an additional environmental accrual, as discussed in Item 3. Legal Proceedings. The Company's non-interest expenses as a percent of average assets decreased to 1.41% for the year ended June 30, 2004 from 1.58% for the prior year.

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

In the event that the Company should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of FHLB of New York advances and reverse repurchase agreements. In addition, the Company may access funds, if necessary, through the use of a $50.0 million overnight repricing line of credit and a $50.0 million variable rate one-month overnight repricing line of credit from the FHLB of New York, which expire in July 2005. The Company expects to renew these lines of credit after expiration. Furthermore, the Company has $90.0 million of overnight variable repricing lines of credit available from other correspondent banks. The Company uses its liquid resources principally to fund maturing certificates of deposit and deposit withdrawals, to purchase loans and securities, to fund existing and future loan commitments, and to meet operating expenses. At June 30, 2005, the Company had outstanding commitments to extend credit which amounted to $130.8 million (including $88.8 million in available lines of credit). The actual extension of credit would result in a use of liquidity. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs. Future liquidity requirements are not expected to be significantly different from historical experience.

The Company's cash inflows for the year ended June 30, 2005 included $36.0 million of proceeds from the sale of loans, $44.7 million of proceeds from maturities of investment securities, principal repayments of loans and mortgage-backed securities, a $151.4 million increase in deposits (net of accrued interest payable) and a $48.6 million increase in other borrowings, including short term borrowings. During the year ended June 30, 2005, the cash provided was used to fund investing activities, which included the origination of loans, the purchase of $30.2 million of investment securities and to fund a $10.0 million investment in BOLI. In addition, the cash provided was used to repay $60.0 million of maturing FHLB of New York advances and other borrowings; to repurchase $9.9 million of outstanding common shares, net of reissuances; and to pay cash dividends of $2.9 million.

During the year ended June 30, 2004, the Company's cash inflows included $91.4 million of proceeds from the sale of loans, $96.3 million of proceeds from maturities of investment securities, principal repayments of loans and mortgage-backed securities and a $93.6 million increase in deposits (net of accrued interest payable). Additionally, the Company's cash inflows for the year ended June 30, 2004 included a $52.1 million increase in other borrowings, including short term borrowings. During fiscal 2004, the cash provided was used to fund investing activities, which included the origination and purchase of loans and the purchase of $232.2 million of investment and mortgage-backed securities, as well as for the repayment of $48.4 million of FHLB of New York advances and other borrowings. Additionally, during the year ended June 30, 2004, the cash provided was used to fund a $12.0 million investment in BOLI; to repurchase $11.0 million of outstanding common shares, net of reissuances; and to pay cash dividends of $2.7 million.

During fiscal 2003, the Company's cash inflows included $167.0 million of proceeds from the sale of loans, $286.6 million of proceeds from maturities of investment securities and principal repayments of loans and mortgage-backed securities. In addition, fiscal 2003 cash inflows included a $3.3 million increase in other short term borrowings. During the year ended June 30, 2003, the cash provided was used to fund investing activities, which included the origination and purchase of loans and the purchase of $457.1 million of investment and mortgage-backed securities. Additionally, during the year ended June 30, 2003, the cash provided was used to fund a $79.5 million decrease in deposits (net of accrued interest payable); to repurchase $15.5 million of outstanding common shares, net of reissuances; and to pay cash dividends of $2.8 million.

Total dividends paid for the years ended June 30, 2005, 2004 and 2003 were $0.22 per share, $0.20 per share and $0.20 per share, respectively. The declaration and payment of dividends are subject to, among other things, PennFed's financial condition and results of operations, regulatory capital requirements, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors.

Off-Balance Sheet Arrangements and Contractual Obligations

In the normal course of operation, the Company engages in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate and liquidity risk or to optimize capital. Customer transactions are used to manage customers' requests for funding. These financial instruments and commitments include unused consumer lines of credit and commitments to extend credit and are discussed in Item 8 - Financial Statements - Note N - of the Notes to Consolidated Financial Statements.

The following table shows the contractual obligations of the Company by expected payment period as of June 30, 2005 (in thousands). Further discussion of these commitments is included in Item 8 - Financial Statements - Notes I and N - of the Notes to Consolidated Financial Statements.

                                                Less than     1 Year      3 Years      More than
                                       Total     One Year   to 3 Years   to 5 Years     5 Years
                                    ------------------------------------------------------------
Contractual obligations:
   Long term debt obligations.....  $ 677,390   $ 170,447   $ 171,665    $ 166,574    $ 168,704
   Operating lease and other
      contractual obligations.....      6,959       1,124       2,261        1,305        2,269
                                    ------------------------------------------------------------
                                    $ 684,349   $ 171,571   $ 173,926    $ 167,879    $ 170,973
                                    ============================================================

Long-term debt obligations include borrowings from the FHLB of New York, reverse repurchase agreements and junior subordinated deferrable interest debentures. The borrowings have defined terms and, under certain circumstances, are callable at the option of the lender.

Operating leases and other contractual obligations include lease arrangements entered into by the Company for the use of land and premises and a loan sub-servicing contract. The Company's leases generally have escalation terms based upon certain defined indexes.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is set forth in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations "-Interest Rate Sensitivity" and "-Asset/Liability Strategy."

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
PennFed Financial Services, Inc. and Subsidiaries

We have audited the accompanying consolidated statement of financial condition of PennFed Financial Services, Inc. and Subsidiaries (the "Company") as of June 30, 2005, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PennFed Financial Services, Inc. and Subsidiaries as of June 30, 2005, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

We also have  audited,  in accordance  with the standards of the Public  Company
Accounting Oversight Board (United States), the effectiveness of PennFed Financial Services, Inc. and Subsidiaries' internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated September 12, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG, LLP

Short Hills, New Jersey
September 12, 2005

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
PennFed Financial Services, Inc. and Subsidiaries
West Orange, New Jersey

We have audited the accompanying consolidated statement of financial condition of PennFed Financial Services, Inc. and Subsidiaries (the "Company") as of June 30, 2004, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the two years in the period ended June 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PennFed Financial Services, Inc. and Subsidiaries as of June 30, 2004, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the consolidated financial statements, the Company fully adopted FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" as of July 1, 2003.

As  discussed  in  Note  V  to  the  consolidated   financial  statements,   the
consolidated statements of cash flows for the years ended June 30, 2004 and 2003 have been restated.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
August 27, 2004
(September 12, 2005 as to Note V)

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders
PennFed Financial Services, Inc. and Subsidiaries

We have audited management's assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that PennFed Financial Services, Inc. and Subsidiaries (the "Company") maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management of the Company is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that PennFed Financial Services, Inc. and Subsidiaries maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, PennFed Financial Services, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of PennFed Financial Services, Inc. and Subsidiaries as of June 30, 2005, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the year then ended, and our report dated September 12, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey
September 12, 2005

Report of Management on Internal Control Over Financial Reporting

The management of PennFed Financial Services, Inc. and Subsidiaries (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting.

The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company's internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors of the Company; (iii) and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Therefore, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2005, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment we concluded that, as of June 30, 2005, the Company's internal control over financial reporting is effective based on those criteria.

The Company's independent registered public accounting firm that audited the June 30, 2005 consolidated financial statements has issued a report on our assessment of, and the effective operation of, the Company's internal control over financial reporting as of June 30, 2005. This report appears on page 47.

    /s/ Joseph L. LaMonica         /s/ Claire M. Chadwick

    Joseph L. LaMonica             Claire M. Chadwick
    President and                  Executive Vice President and
    Chief Executive Officer        Chief Financial Officer

    September 12, 2005

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                 Consolidated Statements of Financial Condition

                                                                                                      June 30,
                                                                                              --------------------------
                                                                                                 2005           2004
                                                                                              --------------------------
                                                                                                (Dollars in thousands)
Assets
Cash and amounts due from depository institutions .......................................     $    15,220    $    14,859
Federal funds sold ......................................................................              --             --
                                                                                              --------------------------
   Cash and cash equivalents ............................................................          15,220         14,859
Investment securities available for sale, at market value, amortized cost of
   $4,849 and $4,672 at June 30, 2005 and 2004 ..........................................           5,011          4,720
Investment securities held to maturity, at amortized cost, market value of
   $406,726 and $413,215 at June 30, 2005 and 2004 ......................................         405,498        420,260
Mortgage-backed securities held to maturity, at amortized cost, market value of
   $79,109 and $100,644 at June 30, 2005 and 2004 .......................................          78,201        100,079
Loans held for sale .....................................................................           4,826             --
Loans receivable, net of allowance for loan losses of
   $6,050 and $6,249 at June 30, 2005 and 2004 ..........................................       1,460,654      1,287,473
Premises and equipment, net .............................................................          20,903         21,690
Federal Home Loan Bank of New York stock, at cost .......................................          22,391         23,773
Accrued interest receivable, net ........................................................           9,808         10,195
Intangible assets .......................................................................              --          1,361
Bank owned life insurance ("BOLI") ......................................................          23,202         12,512
Other assets ............................................................................           4,837          5,364
                                                                                              --------------------------
                                                                                              $ 2,050,551    $ 1,902,286
                                                                                              ==========================
Liabilities and Stockholders' Equity
Liabilities:
   Deposits .............................................................................     $ 1,339,491    $ 1,188,100
   Federal Home Loan Bank of New York advances ..........................................         415,465        475,465
   Other borrowings .....................................................................         107,952         59,346
   Junior Subordinated Deferrable Interest Debentures,
      net of unamortized issuance expenses of $1,218 and $1,263 at June 30, 2005
      and 2004 ..........................................................................          42,082         42,037
   Mortgage escrow funds ................................................................          10,398          9,739
   Accounts payable and other liabilities ...............................................          11,109          9,200
                                                                                              --------------------------
   Total liabilities ....................................................................       1,926,497      1,783,887
                                                                                              --------------------------

Commitments and Contingencies
Stockholders' Equity:
   Serial preferred stock, $.01 par value,
      7,000,000 shares authorized, no shares issued .....................................              --             --
   Common stock, $.01 par value, 15,000,000 shares authorized, 13,280,038 and
      13,576,060 shares issued and outstanding at June 30, 2005 and 2004 ................             133              9
   Additional paid-in capital ...........................................................          39,092         36,866
   Retained earnings ....................................................................          84,734         81,496
   Accumulated other comprehensive income, net of taxes .................................              95             28
                                                                                              --------------------------
   Total stockholders' equity ...........................................................         124,054        118,399
                                                                                              --------------------------
                                                                                              $ 2,050,551    $ 1,902,286
                                                                                              ==========================

See notes to consolidated financial statements.

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                        Consolidated Statements of Income

                                                                                  For the years ended June 30,
                                                                         ----------------------------------------------
                                                                             2005             2004              2003
                                                                         ----------------------------------------------
                                                                         (Dollars in thousands,except per share amounts)
Interest and Dividend Income:
   Interest and fees on loans .......................................    $     75,830   $         68,213    $    83,409
   Interest on federal funds sold ...................................              --                178            233
   Interest and dividends on investment securities ..................          24,384             22,816         15,167
   Interest on mortgage-backed securities ...........................           4,508              5,069          7,562
                                                                         ----------------------------------------------
                                                                              104,722             96,276        106,371
                                                                         ----------------------------------------------
Interest Expense:
   Deposits .........................................................          30,356             26,634         32,870
   Borrowed funds ...................................................          27,981             29,342         29,974
   Junior subordinated deferrable interest debentures ...............           3,047              2,698            112
                                                                         ----------------------------------------------
                                                                               61,384             58,674         62,956
                                                                         ----------------------------------------------
Net Interest and Dividend Income Before
   Provision for Loan Losses ........................................          43,338             37,602         43,415
Provision for Loan Losses ...........................................              --                 --            525
                                                                         ----------------------------------------------
Net Interest and Dividend Income After
   Provision for Loan Losses ........................................          43,338             37,602         42,890
                                                                         ----------------------------------------------

Non-Interest Income:
   Service charges ..................................................           3,096              4,175          5,232
   Income on BOLI ...................................................             690                512             --
   Net gain on sales of loans .......................................             394                759          1,863
   Net gain from real estate operations .............................             156                 58              3
   Other ............................................................             660                925            973
                                                                         ----------------------------------------------
                                                                                4,996              6,429          8,071
                                                                         ----------------------------------------------
Non-Interest Expenses:
   Compensation and employee benefits ...............................          12,263             14,593         13,454
   Net occupancy expense ............................................           2,319              1,894          1,692
   Equipment ........................................................           2,140              2,057          2,085
   Amortization of intangible assets ................................           1,361              1,816          1,866
   Advertising ......................................................             719                390            210
   Federal deposit insurance premium ................................             172                168            192
   Preferred securities expense .....................................              --                 --          5,638
   Other ............................................................           5,197              4,512          3,983
                                                                         ----------------------------------------------
                                                                               24,171             25,430         29,120
                                                                         ----------------------------------------------
Income Before Income Taxes ..........................................          24,163             18,601         21,841
Income Tax Expense ..................................................           8,669              6,543          8,107
                                                                         ----------------------------------------------
Net Income ..........................................................    $     15,494   $         12,058    $    13,734
                                                                         ==============================================

Weighted average number of common shares outstanding:
   Basic ............................................................      13,612,502         13,548,796     13,922,466
                                                                         ==============================================
   Diluted ..........................................................      14,010,684         14,449,170     14,971,562
                                                                         ==============================================
Net income per common share:
   Basic ............................................................    $       1.14   $           0.89    $      0.99
                                                                         ==============================================
   Diluted ..........................................................    $       1.11   $           0.83    $      0.92
                                                                         ==============================================

See notes to consolidated financial statements.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                Consolidated Statements of Comprehensive Income

                                                                                For the years ended June 30,
                                                                              -------------------------------
                                                                                 2005       2004       2003
                                                                              -------------------------------
                                                                                      (In thousands)
Net income .............................................................      $   15,494  $ 12,058  $  13,734
Other comprehensive income (loss), net of tax:
   Unrealized holding gains (losses) arising during period
      on investment securities available for sale, net of tax ..........              67      (149)       159
                                                                              -------------------------------
Comprehensive income ...................................................      $   15,561  $ 11,909  $  13,893
                                                                              ===============================

See notes to consolidated financial statements.

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                           Consolidated Statements of
                        Changes in Stockholders' Equity
                For the Years Ended June 30, 2005, 2004 and 2003

                                                                                      Employee
                                                Serial                  Additional     Stock
                                              Preferred      Common       Paid-In    Ownership
                                                Stock        Stock        Capital       Plan
                                              -------------------------------------------------
                                               (Dollars in thousands,except per share amounts)
Balance at June 30, 2002                       $  --        $  60       $  61,717     $ (1,244)
Allocation of Employee Stock
   Ownership Plan ("ESOP") stock                                                           600
ESOP adjustment                                                             1,869
Purchase of 1,200,000 shares
   of treasury stock
Issuance of 180,954 shares
   of treasury stock for options
   exercised and Dividend
   Reinvestment Plan ("DRP")                                                 (561)
Cash dividends of $0.20 per
   common share
Increase in unrealized gain on
   investment securities available
   for sale, net of income taxes of $87
Net income for the year ended
   June 30, 2003
                                              --------------------------------------------------

Balance at June 30, 2003                          --           60          63,025         (644)
Allocation of ESOP stock                                                                   644
ESOP adjustment                                                             2,659
Purchase of 792,200 shares
   of treasury stock
Issuance of 692,202 shares
   of treasury stock for options
   exercised and DRP                                                       (3,309)
Cash dividends of $ 0.20 per
   common share
Decrease in unrealized gain
   on investment securities
   available for sale, net of income
   taxes of $(77)
Reclassification of treasury shares                           (51)        (25,509)
Net income for the year ended
   June 30, 2004
                                              --------------------------------------------------
Balance at June 30, 2004                          --            9          36,866           --
Repurchase of 731,800
   outstanding shares                                          (6)         (1,823)
Issuance of 435,778 shares of
   stock for options exercised
   and DRP                                                      2           1,087
Tax benefit from stock option plan                                          2,962
Cash dividends of $0.22 per
   common share
Increase in unrealized gain on
   investment securities available
   for sale, net of income taxes of $46
Two-for-one split in the
   form of a 100% stock dividend                              128
Net income for the year ended
   June 30, 2005
                                              --------------------------------------------------
Balance at June 30, 2005                       $  --        $ 133       $  39,092     $     --
                                              ==================================================

                                                       Accumulated
                                                          Other
                                           Retained   Comprehensive    Treasury
                                           Earnings       Income         Stock        Total
                                          -----------------------------------------------------
                                             (Dollars in thousands,except per share amounts)
Balance at June 30, 2002                  $ 116,547    $     18        $ (58,337)   $ 118,761
Allocation of Employee Stock
   Ownership Plan ("ESOP") stock                                                          600
ESOP adjustment                                                                         1,869
Purchase of 1,200,000 shares
   of treasury stock                                                     (16,106)     (16,106)
Issuance of 180,954 shares
   of treasury stock for options
   exercised and Dividend
   Reinvestment Plan ("DRP")                    (48)                       1,199          590
Cash dividends of $0.20 per
   common share                              (2,772)                                   (2,772)
Increase in unrealized gain on
   investment securities available
   for sale, net of income taxes of $87                     159                           159
Net income for the year ended
   June 30, 2003
                                             13,734                                    13,734
                                          -----------------------------------------------------

Balance at June 30, 2003                    127,461         177          (73,244)     116,835
Allocation of ESOP stock                                                                  644
ESOP adjustment                                                                         2,659
Purchase of 792,200 shares
   of treasury stock                                                     (12,908)     (12,908)
Issuance of 692,202 shares
   of treasury stock for options
   exercised and DRP                            (40)                       5,259        1,910
Cash dividends of $ 0.20 per
   common share                              (2,650)                                   (2,650)
Decrease in unrealized gain
   on investment securities
   available for sale, net of income
   taxes of $(77)                                          (149)                         (149)
Reclassification of treasury shares         (55,333)                      80,893           --
Net income for the year ended
   June 30, 2004                             12,058                                    12,058
                                          -----------------------------------------------------
Balance at June 30, 2004                     81,496          28               --      118,399
Repurchase of 731,800
   outstanding shares                        (9,451)                                  (11,280)
Issuance of 435,778 shares of
   stock for options exercised
   and DRP                                      247                                     1,336
Tax benefit from stock option plan                                                      2,962
Cash dividends of $0.22 per
   common share                              (2,924)                                   (2,924)
Increase in unrealized gain on
   investment securities available
   for sale, net of income taxes of $46                      67                            67
Two-for-one split in the
   form of a 100% stock dividend               (128)                                       --
Net income for the year ended
   June 30, 2005                             15,494                                    15,494
                                          -----------------------------------------------------
Balance at June 30, 2005                  $  84,734    $     95        $      --    $ 124,054
                                          =====================================================

See notes to consolidated financial statements.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                      Consolidated Statements of Cash Flows

                                                                                                   For the years ended June 30,
                                                                                              --------------------------------------
                                                                                                 2005         2004          2003
                                                                                                          As restated   As restated
                                                                                                            (Note V)      (Note V)
                                                                                              --------------------------------------
                                                                                                        (In thousands)
Cash Flows from Operating Activities:
  Net income ..............................................................................   $  15,494   $    12,058   $    13,734
  Adjustments to reconcile net income to net cash provided by operating activities:
  Net gain on sales of loans ..............................................................        (394)         (759)       (1,863)
  Proceeds from sales of loans held for sale ..............................................      11,154        48,667       154,811
  Originations of loans held for sale .....................................................     (12,051)      (42,266)     (158,050)
  Net gain on sales of real estate owned ..................................................        (158)          (57)           --
  Amortization of investment and mortgage-backed securities premium, net ..................         249           503           856
  Depreciation and amortization ...........................................................       1,920         1,733         1,717
  Provision for loan losses ...............................................................          --            --           525
  Amortization of cost of stock plans .....................................................          --         3,304         2,469
  Tax benefit related to stock options ....................................................       2,962            --            --
  Amortization of intangible assets .......................................................       1,361         1,816         1,866
  Amortization of premiums on loans and loan fees .........................................       1,824         2,878         7,068
  Amortization of trust preferred securities and junior subordinated debentures
    issuance costs ........................................................................          45            38         1,587
  Income on BOLI ..........................................................................        (690)         (512)           --
  Increase (decrease) in deferred income tax liability ....................................       1,219           163        (1,539)
  (Increase) decrease in accrued interest receivable, net of accrued interest payable .....         329        (1,627)          552
  (Increase) decrease in other assets .....................................................         527          (590)       (3,788)
  Increase (decrease) in accounts payable and other liabilities ...........................         644        (8,611)        5,106
  Increase (decrease) in mortgage escrow funds ............................................         659          (752)       (2,281)
  Other, net ..............................................................................          --             6            --
                                                                                              --------------------------------------
  Net cash provided by operating activities ...............................................      25,094        15,992        22,770
                                                                                              --------------------------------------

Cash Flows From Investing Activities:
  Proceeds from maturities of investment securities held to maturity ......................      44,652        96,275       286,571
  Purchases of investment securities held to maturity .....................................     (30,000)     (177,140)     (446,677)
  Purchases of investment securities available for sale ...................................        (177)         (205)         (201)
  Proceeds from principal repayments of mortgage-backed securities ........................      21,739        47,976        85,489
  Purchases of mortgage-backed securities .................................................          --       (54,823)      (10,190)
  Net proceeds (outflow) from principal repayments of loans and loan originations .........    (203,896)      (56,769)      198,296
  Proceeds from loans sold ................................................................      24,883        42,729        12,232
  Purchases of loans ......................................................................          --       (53,034)         (676)
  Purchases of premises and equipment .....................................................      (1,133)       (2,326)       (3,222)
  Net inflow from real estate owned activity ..............................................         630            84            --
  Purchases of BOLI .......................................................................     (10,000)      (12,000)           --
  Redemptions of Federal Home Loan Bank of New York stock .................................       1,382         1,450           433
                                                                                              --------------------------------------
  Net cash provided by (used in) investing activities .....................................    (151,920)     (167,783)      122,055
                                                                                              --------------------------------------

Cash Flows From Financing Activities:
  Net increase (decrease) in deposits .....................................................     151,449        93,550       (79,513)
  Proceeds from advances from the Federal Home Loan Bank of New York and other
     borrowings ...........................................................................      29,475        24,986            --
  Repayment of advances from the Federal Home Loan Bank of New York and other borrowings ..     (60,000)      (48,350)           --
  Increase in other short term borrowings .................................................      19,131        27,066         3,330
  Net proceeds from issuance of junior subordinated debentures ............................          --            --        30,003
  Redemption of trust preferred securities ................................................          --            --       (34,500)
  Cash dividends paid .....................................................................      (2,924)       (2,650)       (2,772)
  Repurchases of outstanding shares, net of reissuances ...................................      (9,944)      (10,998)      (15,516)
                                                                                              --------------------------------------
  Net cash provided by (used in) financing activities .....................................     127,187        83,604       (98,968)
                                                                                              --------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents ......................................         361       (68,187)       45,857
Cash and Cash Equivalents, Beginning of Year ..............................................      14,859        83,046        37,189
                                                                                              --------------------------------------
Cash and Cash Equivalents, End of Year ....................................................   $  15,220   $    14,859   $    83,046
                                                                                              ======================================

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
  Interest ................................................................................   $  61,510   $    59,335   $    63,453
                                                                                              ======================================
  Income taxes ............................................................................   $   3,649   $     7,105   $    11,616
                                                                                              ======================================

Supplemental Schedule of Non-Cash Activities:
  Transfer of loans receivable to loans held for sale, at lower of cost or market .........   $  28,417   $    33,876   $    13,047
                                                                                              ======================================
  Transfer of loans receivable to real estate owned, net ..................................   $     472   $        --   $        --
                                                                                              ======================================

See notes to consolidated financial statements.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                   Notes to Consolidated Financial Statements
                    Years Ended June 30, 2005, 2004 and 2003

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

Use of Estimates -- The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant area in the accompanying financial statements where estimates have an impact is in the allowance for loan losses.

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

The Company classifies investment securities and mortgage-backed securities as either held to maturity or available for sale. Investment securities and mortgage-backed securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, since the Company has both the ability and intent to hold the securities to maturity. Investments available for sale are carried at market value with unrealized gains and losses excluded from earnings and reported as accumulated other comprehensive income in stockholders' equity. Unrealized gains and losses are accounted for on a specific identification method. Held to maturity and available for sale securities are periodically reviewed for impairment. The review considers the length of time the market value has been below cost, the expectation for the security's performance, the credit worthiness of the issuer and the Company's ability to hold the security to maturity. A decline that is considered to be other than temporary is recorded as a loss within other non-interest expenses in the Consolidated Statements of Income.

In accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"), with certain loan sales, the Company may record an interest-only strip ("IO"). These IO's represent the contractual right to receive some or all of the interest due on the mortgage loans sold.

Loans Held for Sale -- Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Aggregate net unrealized losses are recorded as a valuation allowance and recognized as charges to income.

Loans Receivable -- Loans are stated at unpaid principal balances, net of the allowance for loan losses, unamortized premiums and deferred loan costs.
Interest income on loans is accrued and credited to income as earned. Loan origination fees and premiums on purchased loans are deferred and amortized to interest income over the life of the loan as an adjustment to the loan's yield.

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

In accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114") and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("SFAS 118"), the Company accounts for impaired loans, except those loans that are accounted for at market value or at the lower of cost or market value, at the present value of the estimated future cash flows of the loan discounted at the loan's effective interest rate or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable that all principal and interest amounts will not be collected according to the loan contract. Delinquent, smaller balance, homogeneous loans that are evaluated for impairment collectively on a portfolio basis are not considered impaired under SFAS 114. The Company generally evaluates the collectibility of consumer and one- to four-family mortgage loans on a total portfolio basis.

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

Loan Origination Fees/Costs and Discounts and Premiums -- Nonrefundable loan origination fees and certain direct loan origination costs are deferred. Net deferred amounts on loans held for investment are amortized into income over the life of the related loans by use of the level-yield method. Net deferred amounts on loans originated for sale are deferred and recognized as part of the gain or loss on sale of loans.

Discounts and premiums on investment and mortgage-backed securities and loans purchased are recognized in interest income over the estimated life of the asset purchased using the level-yield method.

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



Core Deposit Premium -- The premium resulting from the valuation of core deposits arising from the acquisition discussed in Note B was amortized to expense over the estimated average remaining life of the existing customer deposit base acquired (10 years). As of June 30, 2005, the entire amount has been amortized.

Bank Owned Life Insurance - The Bank has purchased Bank Owned Life Insurance ("BOLI") policies in consideration of future employee benefit costs associated with the Supplemental Executive Retirement Plan and the Directors' Retirement Plan as well as current benefit costs for medical insurance coverage. The BOLI is recorded at its cash surrender value and increases in the cash surrender value of the insurance are recorded as a component of non-interest income.

Income Taxes -- In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), the Company uses the asset and liability method for financial accounting and reporting for income taxes. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

Earnings Per Common Share -- Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period, less the weighted average unallocated ESOP shares of common stock. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if contracts to issue common stock, such as stock options, were exercised or resulted in the issuance of common stock. The number of additional shares is computed using the treasury stock method.

Stock Dividend - All share information has been adjusted to reflect a two-for-one stock split in the form of a 100% stock dividend paid on October 29, 2004. For further information, refer to Note O - Stockholders' Equity and Regulatory Capital.

Reclassification - Certain reclassifications have been made to prior years' financial statements to conform with current year's presentation.

Recently Adopted Accounting Standards - Effective July 1, 2003, the Company fully adopted Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") as it relates to PennFed Capital Trust II ("Trust II") and PennFed Capital Trust III ("Trust III"), which were formed by the Company for the purpose of issuing trust preferred securities in March 2001 and June 2003, respectively. Although the required adoption date was extended, the Company elected to early adopt FIN 46, as permitted. FIN 46 is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" and addresses consolidation by business enterprises of variable interest entities having certain characteristics. As a result of the adoption of FIN 46, Trust III was not consolidated at June 30, 2003 and Trust II was de-consolidated effective July 1, 2003. The full adoption of FIN 46 did not have an overall impact on the Company's consolidated financial condition, results of operations or cash flows. The primary effect of de-consolidating Trust II was a change in the balance sheet classification of the liabilities from Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated Deferrable Interest Debentures to long-term borrowings. In December 2003, FIN 46 was revised ("FIN 46R") to clarify some of the provisions in the original FIN 46 and to exempt certain entities from its requirements. The revisions to FIN 46 contained in FIN 46R did not have an impact on the Company's consolidated financial condition, results of operations or cash flows.

B. Branch Acquisitions

In 1995, the Bank acquired the deposit liabilities and certain of the assets and other liabilities of three branch offices of another financial institution. The Bank recorded a total deposit premium intangible asset of $18,141,000 in connection with the acquisition. For the years ended June 30, 2005, 2004 and 2003, amortization of the deposit premium intangible of $1,361,000, $1,814,000 and $1,814,000 was recorded, respectively. The deposit premium intangible was fully amortized by June 30, 2005. At June 30, 2004, the deposit premium intangible was $1,361,000.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

C.  Investment Securities

                                                               Gross        Gross       Estimated
                                                 Amortized   Unrealized   Unrealized   Fair Market
                                                    Cost       Gains        Losses        Value
                                                 -------------------------------------------------
                                                                  (In thousands)
June 30, 2005
Available for Sale:
Equity securities ............................   $   4,849   $      162   $       --   $     5,011
                                                 =================================================
Held to Maturity:
U.S. government agency obligations ...........   $ 371,487   $      255   $     (472)  $   371,270
Corporate bonds ..............................       1,022          214           --         1,236
Trust preferred securities ...................      32,989        1,233           (2)       34,220
                                                 -------------------------------------------------
   Total held to maturity ....................   $ 405,498   $    1,702   $     (474)  $   406,726
                                                 =================================================

June 30, 2004
Available for Sale:
Equity securities ............................   $   4,672   $       48   $       --   $     4,720
                                                 =================================================
Held to Maturity:
U.S. government agency obligations ...........   $ 386,134   $       41   $   (8,565)  $   377,610
Corporate bonds ..............................       1,026          250           --         1,276
Trust preferred securities ...................      33,100        1,370         (141)       34,329
                                                 -------------------------------------------------
   Total held to maturity ....................   $ 420,260   $    1,661   $   (8,706)  $   413,215
                                                 =================================================

The amortized cost and estimated fair market value of investment securities held to maturity at June 30, 2005, by contractual maturity, are shown below. The expected maturity may differ from the contractual maturity because issuers may have the right to call obligations. Available for sale securities have been excluded from the table as they are equity securities.

                                                                               June 30, 2005
                                                                          ------------------------
                                                                                        Estimated
                                                                          Amortized    Fair Market
                                                                             Cost         Value
                                                                          ------------------------
                                                                               (In thousands)
Held to Maturity:
Maturing after five years but within ten years ........................   $   77,866   $    78,157
Maturing after ten years ..............................................      327,632       328,569
                                                                          ------------------------
  Total held to maturity ..............................................   $  405,498   $   406,726
                                                                          ========================

At June 30, 2005 and 2004, investment securities with a carrying value of $189,814,000 and $138,403,000, respectively, were pledged to secure Federal Home Loan Bank of New York advances and other borrowings.

There were no sales of investment securities for the years ended June 30, 2005, 2004 and 2003.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

The  following  tables  provide  gross  unrealized   losses  and  market  value
for investment securities, aggregated by category and the length of time the individual investments have been in a continuous unrealized loss position.

                                                                              June 30, 2005
                                                 ------------------------------------------------------------------------
                                                   Less than 12 months       12 months or more             Total
                                                 ------------------------------------------------------------------------
                                                   Market    Unrealized     Market    Unrealized     Market    Unrealized
                                                   Value       Losses       Value       Losses       Value       Losses
                                                 ------------------------------------------------------------------------
                                                                             (In thousands)
U.S. Government agency obligations ...........   $      --   $       --   $ 101,428     $ (472)    $ 101,428   $   (472)
Trust preferred securities ...................          --           --       1,080         (2)        1,080         (2)
                                                 ------------------------------------------------------------------------
  Total ......................................   $      --   $       --   $ 102,508     $ (474)    $ 102,508   $   (474)
                                                 ========================================================================

                                                                              June 30, 2004
                                                 ------------------------------------------------------------------------
                                                   Less than 12 months       12 months or more             Total
                                                 ------------------------------------------------------------------------
                                                   Market    Unrealized     Market    Unrealized     Market    Unrealized
                                                   Value       Losses       Value       Losses       Value       Losses
                                                 ------------------------------------------------------------------------
                                                                              (In thousands)
U.S. Government agency obligations ...........   $ 372,614   $   (8,565)  $      --      $  --     $ 372,614   $ (8,565)
Trust preferred securities ...................       2,234         (138)      1,083         (3)        3,317       (141)
                                                 ------------------------------------------------------------------------
  Total ......................................   $ 374,848   $   (8,703)  $   1,083      $  (3)    $ 375,931   $ (8,706)
                                                 ========================================================================

At June 30, 2005, the majority of the unrealized losses in the investment portfolio were comprised of securities issued by U.S. Government agencies and U.S. Government sponsored agencies. The Company believes the unrealized losses represent temporary declines in value and that the market value movements in these securities are reflective of the movement in market interest rates, particularly given the negligible inherent credit risk for these securities.

D. Mortgage-Backed Securities

                                                                                                          June 30,
                                                                                                   ----------------------
                                                                                                      2005        2004
                                                                                                   ----------------------
                                                                                                       (In thousands)
Ginnie Mae .....................................................................................   $     151   $      249
Freddie Mac ....................................................................................      35,221       45,526
Fannie Mae .....................................................................................      42,529       53,860
Collateralized Mortgage Obligations/REMICs/IOs .................................................         161          225
                                                                                                   ----------------------
                                                                                                      78,062       99,860
Unamortized premiums, net ......................................................................         139          219
                                                                                                   ----------------------
                                                                                                   $  78,201   $  100,079
                                                                                                   ======================

The amortized cost and estimated fair market value of mortgage-backed securities held to maturity at June 30, 2005, by contractual maturity, are shown below.

                                                                                                       June 30, 2005
                                                                                                   ----------------------
                                                                                                               Estimated
                                                                                                   Amortized  Fair Market
                                                                                                     Cost         Value
                                                                                                   ----------------------
                                                                                                       (In thousands)
Maturing within one year .......................................................................   $       6   $        6
Maturing after one year but within five years ..................................................       2,396        2,491
Maturing after five years but within ten years .................................................       3,152        3,295
Maturing after ten years .......................................................................      72,647       73,317
                                                                                                   ----------------------
                                                                                                   $  78,201   $   79,109
                                                                                                   ======================

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

There were no sales of mortgage-backed securities in the years ended June 30, 2005, 2004 and 2003.

The carrying value of mortgage-backed securities pledged were as follows:

                                                                   June 30,
                                                            --------------------
                                                              2005        2004
                                                            --------------------
                                                               (In thousands)
Pledged to secure:
  Federal Home Loan Bank of New York advances ...........   $ 29,561    $ 39,954
  Other borrowings ......................................     15,154      34,555
  Public funds on deposit ...............................        361         554
                                                            --------------------
                                                            $ 45,076    $ 75,063
                                                            ====================

The following tables provide gross unrealized losses and market value for mortgage-backed securities, aggregated by issuer and the length of time the individual mortgage-backed securities have been in a continuous unrealized loss position.

                                                                              June 30, 2005
                                                     ---------------------------------------------------------------
                                                     Less than 12 months    12 months or more           Total
                                                     ---------------------------------------------------------------
                                                      Market  Unrealized    Market  Unrealized    Market  Unrealized
                                                      Value     Losses      Value     Losses      Value     Losses
                                                     ---------------------------------------------------------------
                                                                              (In thousands)
Ginnie Mae .......................................    $ --      $   --     $    --    $  --      $    --   $    --
Freddie Mac ......................................      --          --      24,443      (42)      24,443       (42)
Fannie Mae .......................................      --          --       7,363      (68)       7,363       (68)
Collateralized Mortgage Obligations/REMICs/IOs ...      --          --          --       --           --        --
                                                     ---------------------------------------------------------------
  Total ..........................................    $ --      $   --     $31,806    $(110)     $31,806   $  (110)
                                                     ===============================================================

                                                                              June 30, 2004
                                                     ---------------------------------------------------------------
                                                     Less than 12 months    12 months or more           Total
                                                     ---------------------------------------------------------------
                                                      Market  Unrealized    Market  Unrealized    Market  Unrealized
                                                      Value     Losses      Value     Losses      Value     Losses
                                                     ---------------------------------------------------------------
                                                                              (In thousands)
Ginnie Mae .......................................   $    --   $    --      $  --     $  --      $    --   $    --
Freddie Mac ......................................    28,807      (528)        --        --       28,807      (528)
Fannie Mae .......................................    22,710      (437)        --        --       22,710      (437)
Collateralized Mortgage Obligations/REMICs/IOs ...        --        --         --        --           --        --
                                                     ---------------------------------------------------------------
  Total ..........................................   $51,517   $  (965)     $  --     $  --      $51,517   $  (965)
                                                     ===============================================================

At June 30, 2005, mortgage-backed securities issued by Freddie Mac and Fannie Mae had unrealized losses noted in the above table. The Company believes the unrealized losses represent temporary declines in value and that the market value movements in these securities are reflective of the movement in market interest rates, particularly given the negligible inherent credit risk for these securities.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

E. Loans Receivable and Loans Held For Sale, Net

                                                              June 30,
                                                      --------------------------
                                                         2005           2004
                                                      --------------------------
                                                           (In thousands)
First Mortgage Loans:
   Conventional ...................................   $1,147,798     $  995,335
   FHA insured ....................................          605          1,178
   VA guaranteed ..................................           86            146
                                                      --------------------------
   Total one- to four-family ......................    1,148,489        996,659
   Commercial and multi-family ....................      169,765        172,244
                                                      --------------------------
Total first mortgage loans ........................    1,318,254      1,168,903
                                                      --------------------------
Consumer:
   Second mortgages ...............................       91,147         67,538
   Home equity lines of credit ....................       49,901         46,288
   Other ..........................................        3,375          3,862
                                                      --------------------------
Total consumer loans ..............................      144,423        117,688
                                                      --------------------------
Total loans .......................................    1,462,677      1,286,591
                                                      --------------------------
Add (Less):
   Allowance for loan losses ......................       (6,050)        (6,249)
   Unamortized premium ............................          519            655
   Net deferred loan costs ........................        8,334          6,476
                                                      --------------------------
                                                           2,803            882
                                                      --------------------------
                                                      $1,465,480     $1,287,473
                                                      ==========================

At June 30, 2005, there were $4,826,000 of one- to four-family mortgage loans included in loans held for sale and there were commitments to sell these loans. At June 30, 2004, there were no commitments to sell loans.

Non-accruing  loans at June 30, 2005 and 2004 were  $2,619,000  and  $2,182,000, respectively, which represents 0.18% and 0.17%, respectively, of total loans outstanding. The total interest income that would have been recorded for the years ended June 30, 2005 and 2004, had these loans been current in accordance with their original terms, or since the date of origination if outstanding for only part of the year, was approximately $79,000 and $113,000, respectively.

At June 30, 2005 and 2004, there were no impaired loans.

The following is an analysis of the allowance for loan losses:

                                                      Year ended June 30,
                                                 -----------------------------
                                                  2005       2004       2003
                                                 -----------------------------
                                                        (In thousands)
Balance, beginning of year ...................   $6,249     $6,284     $5,821
Provisions for loan losses ...................       --         --        525
Losses charged to allowance ..................     (199)       (35)       (62)
                                                 -----------------------------
Balance, end of year .........................   $6,050     $6,249     $6,284
                                                 =============================

The Company's loan portfolio consists primarily of loans secured by residential and commercial real estate located in its market areas. Therefore, the collectibility of these loans is dependent to a large degree on the overall strength of the New Jersey economy, as well as the specific strength of the real estate sector.

At June 30, 2005 and 2004, the commercial and multi-family real estate loan portfolio totaled $169,765,000 and $172,244,000, respectively. These loans are considered by management to be of somewhat greater risk of collectibility due to their dependency on income production. Nearly all of the Company's commercial and multi-family real estate loans are collateralized by real estate located in New Jersey. Commercial and multi-family real estate loans collateralized by multi-family or mixed use properties were $47,281,000 and $47,890,000 at June 30, 2005 and 2004, respectively. In addition, at June 30, 2005 and 2004, the commercial and multi-family real estate loan portfolio included $3,185,000 and $1,590,000, respectively, of lines of credit secured by non-real estate business assets. Furthermore, there were $5,439,000 and $11,001,000 of loans outstanding at June 30, 2005 and 2004, respectively, under the accounts receivable financing

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

program for small and mid-sized businesses. The remaining loans in this portfolio were collateralized by other types of non-residential, commercial real estate properties.

Loans serviced for others totaled approximately $69,062,000 and $66,329,000 at June 30, 2005 and 2004, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, collection activities and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges assessed to borrowers, such as late payment fees. In connection with these loans serviced for others, the Company held borrowers' escrow balances of $715,000 and $1,064,000 at June 30, 2005 and 2004, respectively.

F. Premises and Equipment, Net

                                                                 June 30,
                                                           --------------------
                                                            2005         2004
                                                           --------------------
                                                              (In thousands)
Land ....................................................  $ 5,577      $ 5,577
Buildings and improvements ..............................   18,326       18,017
Leasehold improvements ..................................    2,316        2,139
Furniture and equipment .................................   15,758       15,255
                                                           --------------------
                                                            41,977       40,988
Less: accumulated depreciation and amortization .........   21,074       19,298
                                                           --------------------
                                                           $20,903      $21,690
                                                           ====================

G. Real Estate Owned

                                                                 June 30,
                                                           -------------------
                                                            2005         2004
                                                           -------------------
                                                              (In thousands)
Acquired by foreclosure or deed in lieu of foreclosure ..   $ 50         $ 50
Allowance for losses on real estate owned ...............    (50)         (50)
                                                           -------------------
Real estate owned, net ..................................   $ --         $ --
                                                           ===================

Results of real estate operations were as follows:

                                                         Year ended June 30,
                                                      ------------------------
                                                       2005      2004    2003
                                                      ------------------------
                                                           (In thousands)
Net gain on sales of real estate owned ............    $158      $ 57    $  --
Holding costs, net ................................      (2)        1        3
Provision for losses on real estate owned .........      --        --       --
                                                      ------------------------
Net gain from real estate operations ..............    $156      $ 58    $   3
                                                      ========================

Activity in the allowance for losses on real estate owned was as follows:

                                                         Year ended June 30,
                                                      ------------------------
                                                       2005      2004    2003
                                                      ------------------------
                                                           (In thousands)
Balance, beginning of year ........................    $ 50      $ 82    $  82
Provisions charged to operations ..................      --        --       --
Losses charged to allowance .......................      --       (32)      --
                                                      ------------------------
Balance, end of year ..............................    $ 50      $ 50    $  82
                                                      ========================

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

H.  Deposits

                                                    June 30, 2005                  June 30, 2004
                                             ----------------------------------------------------------
                                                             Weighted                        Weighted
                                                              Average                        Average
                                               Amount      Interest Rate      Amount      Interest Rate
                                             ----------------------------------------------------------
                                                               (Dollars in thousands)
Non-interest-bearing demand ..............   $   71,769                     $   66,991
Interest-bearing demand ..................      105,011        0.95%            84,118        0.21%
Money market accounts ....................       50,251        2.59             18,501        0.66
Savings accounts .........................      385,360        2.53            418,678        2.57

Certificates with remaining maturities of:
  One year or less .......................      438,487        2.88            351,646        2.73
  Over one year to three years ...........      222,218        3.66            199,240        3.02
  Over three years to five years .........       65,252        4.15             47,725        4.07
                                             ----------                     ----------

Total certificates .......................      725,957        3.23            598,611        2.93
Accrued interest payable .................        1,143                          1,201
                                             ----------                     ----------

                                             $1,339,491        2.65%        $1,188,100        2.41%
                                             ==========                     ==========

The  aggregate  amount of accounts with a  denomination  of $100,000 or more was
approximately   $464,579,000  and  $374,179,000  at  June  30,  2005  and  2004,
respectively.

I. Federal Home Loan Bank of New York Advances and Other Borrowings

The following table presents Federal Home Loan Bank of New York ("FHLB of New York") advances at the earlier of the callable date or maturity date:

                                                    June 30, 2005                  June 30, 2004
                                             ----------------------------------------------------------
                                                             Weighted                        Weighted
                                                              Average                        Average
                                               Amount      Interest Rate      Amount      Interest Rate
                                             ----------------------------------------------------------
                                                                 (Dollars in thousands)
Within one year ..........................   $  130,000        5.24%        $  160,000        5.86%
After one year but within two years ......       40,465        5.51            130,000        5.24
After two years but within three years ...       55,000        5.49             40,465        5.51
After three years but within four years ..           --          --             55,000        5.49
After four years but within five years ...      140,000        6.46                 --          --
After five years .........................       50,000        5.61             90,000        6.29
                                             ----------                     ----------
                                             $  415,465        5.75%        $  475,465        5.70%
                                             ==========                     ==========

The FHLB of New York advances are all fixed rate borrowings collateralized either under a Listing Only pledge agreement by one- to four-family mortgage loans or with investment and mortgage-backed securities.

At June 30, 2005, the Company had available from the FHLB of New York an overnight repricing line of credit and a one-month overnight repricing line of credit, each in the amount of $50,000,000. Both credit lines renew annually and currently expire in July 2005. Each line of credit has a variable interest rate. At June 30, 2005, the Company had $32,350,000 of overnight borrowings from the FHLB of New York with an interest rate of 3.49%. At June 30, 2004, there were no overnight borrowings under either credit line. In addition, the Company had available overnight variable repricing lines of credit with other correspondent banks totaling $90,000,000 on an unsecured basis. There were $12,800,000 of borrowings under these lines at June 30, 2005 with an interest rate of 3.50%. There were $7,000,000 of borrowings under these lines at June 30, 2004 with an interest rate of 1.56%. The Company also has a $10,000,000 unsecured revolving line of credit. This line of credit has a variable interest rate tied to 30-day LIBOR. At June 30, 2005, the Company had $8,341,000 of borrowings under this line of credit with an interest rate of 4.64%. Borrowings under this line at June 30, 2004 were $9,892,000 with an interest rate of 2.63%.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

From time to time, the Company enters into sales of securities under agreements to repurchase ("reverse repurchase agreements"). These agreements are accounted for as financing arrangements and the obligations to repurchase securities sold are reflected as Other borrowings in the accompanying Consolidated Statements of Financial Condition. The reverse repurchase agreements are collateralized by investment and mortgage-backed securities which continue to be carried as assets by the Company, with a carrying value of $57,414,000 and $45,240,000 and a market value of $57,296,000 and $44,191,000 at June 30, 2005 and 2004,
respectively. Based on the provisions of these reverse repurchase agreements, counterparties are not permitted to sell or repledge the collateral pledged by the Company.

The following table presents reverse repurchase agreements at the maturity date:

                                                    June 30, 2005                  June 30, 2004
                                             ----------------------------------------------------------
                                                             Weighted                       Weighted
                                                              Average                       Average
                                               Amount      Interest Rate      Amount      Interest Rate
                                             ----------------------------------------------------------
                                                              (Dollars in thousands)
Within one year ..........................   $   15,000        2.88%        $   17,468        1.21%
After one year but within five years .....       39,461        3.42             24,986        3.23
                                             ----------                     ----------
                                             $   54,461        3.27%        $   42,454        2.40%
                                             ==========                     ==========

The average balance of reverse repurchase agreements for the years ended June 30, 2005 and 2004 was $61,898,000 and $22,488,000, respectively.

J. Junior Subordinated Deferrable Interest Debentures

In 2001, PennFed formed PennFed Capital Trust II ("Trust II"), which on March 28, 2001 sold $12.0 million of 10.18% cumulative trust preferred securities in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act"). Trust II used the proceeds from the sale of its trust preferred securities and from the sale of $0.4 million of its common securities to PennFed to purchase $12.4 million of 10.18% junior subordinated deferrable interest debentures issued by PennFed, which are the sole assets of Trust II. These junior subordinated deferrable interest debentures mature in 2031 and are redeemable at any time after ten years. The obligations of PennFed related to Trust II constitute a full and unconditional guarantee by PennFed of Trust II obligations under its trust preferred securities. PennFed used the proceeds from the junior subordinated deferrable interest debentures for general corporate purposes, including a $4.2 million capital contribution to the Bank to support growth.

In 2003, PennFed formed PennFed Capital Trust III ("Trust III"), which on June 2, 2003 sold $30.0 million of variable rate cumulative trust preferred securities in a private transaction exempt from registration under the Act. Trust III used the proceeds from the sale of its trust preferred securities and from the sale of $0.9 million of its common securities to PennFed to purchase $30.9 million of variable rate junior subordinated deferrable interest debentures issued by PennFed, which are the sole assets of Trust III. These junior subordinated deferrable interest debentures mature in 2033 and are redeemable at any time after five years. The interest rate on the $30.0 million of trust preferred securities and the $30.9 million junior subordinated deferrable interest debentures resets quarterly and was 6.66% and 4.77% at June 30, 2005 and 2004, respectively. The obligations of PennFed related to Trust III constitute a full and unconditional guarantee by PennFed of Trust III obligations under its trust preferred securities. PennFed used the proceeds from the junior subordinated deferrable interest debentures together with available cash to redeem $34.5 million of 8.90% cumulative trust preferred securities issued by PennFed Capital Trust I in October 1997.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

K. Guaranteed   Preferred   Beneficial   Interests  in  the  Company's   Junior
   Subordinated Deferrable Interest Debentures

In 1997, PennFed formed a wholly-owned trust subsidiary, PennFed Capital Trust I ("Trust I"). On October 21, 1997, Trust I sold $34.5 million of 8.90% cumulative trust preferred securities to the public which are reflected on the Consolidated Statements of Financial Condition as Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated Deferrable Interest Debentures. Trust I used the proceeds from the sale of its trust preferred securities to purchase 8.90% junior subordinated deferrable interest debentures issued by PennFed. On June 3, 2003, the Company redeemed the $34.5 million of 8.90% junior subordinated deferrable interest debentures, which resulted in the trustee redeeming the related trust preferred securities issued by Trust I.

Distributions payable on these trust preferred securities have historically been included as a component of non-interest expense on the Consolidated Statements of Income.

L. Employee Benefit Plans

401(k) Plan

The Company's employee benefits include the Penn Federal Savings Bank 401(k) Plan (the "Plan"). All employees of the Company who work at least 1,000 hours per year and are at least 21 years old are eligible to participate in the Plan. For the year ended June 30, 2005, the Plan provided a safe harbor profit sharing contribution of $641,000. For the years ended June 30, 2004 and 2003, the Plan provided for a discretionary Company match of employee contributions of $106,000 and $139,000, respectively. At June 30, 2005 and 2004, the Plan assets included common stock of the Company with a market value of $926,000 and $831,000, respectively. Effective July 1, 2005, the Company merged the Plan with the Employee Stock Ownership Plan.

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

The ESOP borrowed $4,760,000 from PennFed and purchased 1,904,000 shares of common stock issued in the Conversion. This loan has been repaid from discretionary contributions by the Bank to the ESOP trust. The Bank made contributions to the ESOP in amounts at least equal to the principal and interest requirement of the debt, based on a ten year term and an interest rate of 7.46%. Annual contributions to the ESOP, which were used to fund principal and interest payments on the ESOP debt, totaled $692,000. At June 30, 2004, the loan was paid in full and there were no unallocated shares.

For the years ended June 30, 2004 and 2003, the Bank recorded compensation expense related to the ESOP of $4,045,000 and $3,105,000, respectively. The compensation expense related to the ESOP included $3,453,000 and $2,606,000, respectively, for a valuation adjustment to reflect the increase in the average fair value of allocated shares for the period from the time of purchase to the allocation date. The ESOP allocated 257,660 and 239,772 shares for the years ended June 30, 2004 and 2003, respectively, to participants in the plan.

As noted above, effective July 1, 2005, the Company merged the ESOP with the 401(k) Plan.

Stock Option Plan

In connection with the Conversion, the Company established the 1994 Stock Option and Incentive Plan ("Option Plan"). The Option Plan was subsequently amended to increase the number of shares of common stock available for awards thereunder from 2,380,000 to 3,342,492. The exercise price for the options granted under the Option Plan cannot be less than the fair market value of the Company's common stock on the date of the grant. The options are granted, and the terms of

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

the options are established, by the Compensation Committee of the Board of Directors. Transactions during the years ended June 30, 2005, 2004 and 2003 relating to the Option Plan are as follows:

                                                                      Weighted
                                                                      Average
                                                                      Exercise
                                                         Options        Price
                                                        ----------------------
Balance, June 30, 2002 ............................     2,397,032     $   5.21
  Granted .........................................            --           --
  Exercised .......................................      (173,826)        3.40
  Expired .........................................            --           --
  Forfeited .......................................            --           --
                                                        ----------------------
Balance, June 30, 2003 ............................     2,223,206         5.36
  Granted .........................................            --           --
  Exercised .......................................      (686,962)        2.78
  Expired .........................................            --           --
  Forfeited .......................................            --           --
                                                        ----------------------
Balance, June 30, 2004 ............................     1,536,244         7.05
  Granted .........................................            --           --
  Exercised .......................................      (431,300)        3.10
  Expired .........................................            --           --
  Forfeited .......................................            --           --
                                                        ----------------------
Balance, June 30, 2005 ............................     1,104,944     $   7.83
                                                        ======================

All options previously granted were accounted for in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for the stock options. Pro forma net income and earnings per share calculated as if the Company had accounted for employee stock options and other stock based compensation under the fair value method would equal the amounts presented within the Consolidated Statements of Income for each of the three years in the period ended June 30, 2005, as all grants had fully vested prior to June 30, 2002.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost is recognized as an expense over the period during which the employee is required to provide service in exchange for the award, which is usually the vesting period. As a result of SFAS 123R, the Company will recognize the grant-date fair value of options as compensation expense over the applicable vesting period. This accounting treatment differs significantly from the previous accounting for fixed stock options under APB Opinion No. 25, which generally required expense recognition only when the exercise price of the option was less than the market price of the underlying stock on the grant date. As required by SFAS 123R, the Company will estimate the fair value of stock options on each grant date, using an appropriate valuation approach such as the Black-Scholes option pricing model.

SFAS 123R applies to all awards granted after its effective date and to awards modified, repurchased, or cancelled after that date. In April 2005, the SEC deferred the adoption of SFAS 123R until the first fiscal year beginning after June 15, 2005 (i.e., for the Company, the fiscal year beginning July 1, 2005). The standard permits different transition methods of recognizing compensation expense. The Company expects to adopt SFAS 123R by recognizing compensation expense for (i) any new awards granted after July 1, 2005 and (ii) the portion of any outstanding awards for which the requisite service has not been rendered as of July 1, 2005, based on the grant-date fair value of those awards calculated for purposes of SFAS 123R pro forma disclosures. At June 30, 2005, the Company had no stock options outstanding for which compensation expense would be recognized after adoption of SFAS 123R.

At June 30, 2005, 1,104,944 options were exercisable, with exercise prices ranging from $3.97 to $8.59. At June 30, 2004 and 2003, 1,536,244 options and 2,217,206 options, respectively, were exercisable with exercise prices ranging from $2.63 to $8.59.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2005:

                                                           Weighted
                                 Number                     Average
   Exercise                   Outstanding                  Remaining
    Prices                  at June 30, 2005                 Life
--------------------------------------------------------------------
     $3.97                        149,940                 1.06 years
     $6.94                         77,200                 2.06
     $8.41                        118,504                 4.08
     $8.59                        759,300                 2.44
                                ---------
$3.97 to $8.59                  1,104,944                 2.40 years
                                =========

Supplemental Executive Retirement Plan and Directors' Retirement Plan

The Company currently provides for a Supplemental Executive Retirement Plan ("SERP") and a Directors' Retirement Plan ("DP") for certain key executive employees and directors. Benefits provided are based primarily on years of service and compensation or fees. Both plans are unfunded and at June 30, 2005 and 2004, the benefit obligation of $698,000 and $387,000, respectively, is included in Accounts payable and other liabilities in the Consolidated Statements of Financial Condition. For both periods, the assumptions used in calculating the benefit obligation included a 4% compensation increase rate and a discount rate of 7%. The accounting for these postretirement benefits is in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions." The Company has not made any contributions to these plans during the fiscal year ending June 30, 2005 and does not expect to make any contributions to these plans during the next fiscal year.

Net periodic pension cost for the Company's SERP and DP included the following components:

                                                   Year ended June 30,
                                          -------------------------------------
                                                2005                2004
                                          -------------------------------------
                                           SERP        DP       SERP       DP
                                          -------------------------------------
                                                     (In thousands)

Service cost ..........................   $  245     $  43     $ 227     $  40
Interest cost .........................       27         5         9         2
Amortization of prior service cost ....       (6)       (2)       (6)       (2)
                                          -------------------------------------
Net periodic pension expense ..........   $  266     $  46     $ 230     $  40
                                          =====================================

Long-Term Care Insurance Program

In January 2005, Penn Federal Savings Bank (the "Bank") adopted a long-term care insurance program to be offered on a voluntary basis to all employees, officers and directors of the Bank. The program provides a nursing home care benefit at $200 per day, to be adjusted for inflation. Certain officers of the Bank and certain non-employee directors participate in this program. These participating officers and directors will be provided with this benefit for their lifetimes at no cost to them, with the Bank paying the related premiums over a ten-year period. All other employees who choose to participate must pay the cost of their participation. With policies becoming effective May 1, 2005, total expense to the Bank for the year ended June 30, 2005 was $7,000. The other employees may elect to pay their premiums over ten years, over twenty years or over their lifetimes and may choose to receive the benefit for three years, for five years or for their lifetimes.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

M. Income Taxes

The income tax provision is comprised of the following components:

                                                     Year ended June 30,
                                               --------------------------------
                                                 2005        2004        2003
                                               --------------------------------
                                                       (In thousands)
Current provision .........................    $ 7,450     $ 6,380     $ 9,646
Deferred expense (benefit) ................      1,219         163      (1,539)
                                               --------------------------------
Total income tax provision ................    $ 8,669     $ 6,543     $ 8,107
                                               ================================

Income taxes payable is included in Accounts payable and other liabilities in the Consolidated Statements of Financial Condition at June 30, 2005 and 2004. The financial statements also include a net deferred tax asset of $99,000 that has been recorded for the temporary differences between the tax basis and the financial statement carrying amounts of assets and liabilities. The source of these temporary differences and their deferred tax effect at June 30, 2005 and 2004 is as follows:

                                                                 June 30,
                                                           --------------------
                                                             2005        2004
                                                           --------------------
                                                              (In thousands)
Deferred tax assets:
  Allowance for loan losses ............................   $ 2,468     $ 2,544
  Environmental reserves ...............................       134         135
  Deposit premium intangible ...........................     2,347       2,223
  Depreciation .........................................        --         170
  SERP and DP accrual ..................................       285         158
  New Jersey Alternative Minimum Assessment credit .....       641         310
  State net operating loss carryforward ................     1,406         593
                                                           --------------------
Total deferred tax assets ..............................     7,281       6,133
Valuation allowance for state deferred tax assets ......    (2,063)     (1,130)
                                                           --------------------
Deferred tax asset after valuation allowance ...........     5,218       5,003
                                                           --------------------
Deferred tax liabilities:
  Net deferred loan costs ..............................     4,151       3,333
  Depreciation .........................................       550          --
  Purchase accounting ..................................       155         155
  Servicing asset ......................................       197         138
  Unrealized gain on investment securities available
    for sale ...........................................        66          20
                                                           --------------------
Total deferred tax liabilities .........................     5,119       3,646
                                                           --------------------
Net deferred tax asset .................................   $    99     $ 1,357
                                                           ====================

A reconciliation of the Federal statutory income tax provision to the effective income tax provision is as follows:

                                                         Year ended June 30,
                                                    ----------------------------
                                                      2005      2004      2003
                                                    ----------------------------
                                                           (In thousands)
Income tax provision at Federal statutory rate ..   $ 8,457   $ 6,510   $ 7,644
Amortization of intangible assets................        --         1        18
State and local income tax provision ............       417       180       598
Income on BOLI ..................................      (241)     (179)       --
Other, net ......................................        36        31      (153)
                                                    ----------------------------
Total income tax provision ......................   $ 8,669   $ 6,543   $ 8,107
                                                    ============================

Pursuant to SFAS 109, the Company is not required to provide deferred taxes on the Bank's tax loan loss reserve as of December 31, 1987. The amount of this reserve on which no deferred taxes have been provided is approximately $16,300,000. This reserve could be recognized as taxable income and create a current and/or deferred tax liability using the income tax rates then in effect if one of the following occur: (1) the Bank's retained earnings represented by this reserve are used for dividends or distributions in liquidation or for any other purpose other than to absorb losses from bad debts; (2) the Bank fails to qualify as a bank, as provided by the Internal Revenue Code; or (3) there is a change in federal tax law.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

The Company has state net operating loss carryforwards of $15.6 million which expire in various years through 2011. The Company has provided a valuation allowance for the state tax benefit of net operating loss carryforwards, tax credits and other temporary differences. Management has estimated that it is more likely than not that it will not be able to utilize these deferred state income tax benefits.

N. Commitments and Contingencies

Lease Commitments -- At June 30, 2005, minimum rental commitments under all noncancellable operating leases with initial or remaining terms of more than one year are as follows:

                                                                 Minimum Rent
Year ending June 30,                                            (In thousands)
--------------------                                            --------------
2006 .......................................................        $  710
2007 .......................................................           762
2008 .......................................................           672
2009 .......................................................           501
2010 .......................................................           390
2011 and later .............................................         2,269
                                                                    ------
                                                                    $5,304
                                                                    ======

Rent expense under long-term operating leases for certain branch offices amounted to $717,000, $472,000 and $348,000 for the years ended June 30, 2005, 2004 and 2003, respectively. Rental income of $532,000, $534,000 and $532,000 for the years ended June 30, 2005, 2004 and 2003, respectively, is netted against occupancy expense in the Consolidated Statements of Income.

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

The following summarizes the notional amount of off-balance sheet financial instruments:

                                                                June 30,
                                                         -----------------------
                                                          2005            2004
                                                         -----------------------
                                                             (In thousands)
Commitments to extend credit ...................         $35,711         $15,997
Unused lines of credit .........................          88,789          89,153
Commitments to sell loans ......................           1,447             --

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

Other Contingencies -- Penn Federal Savings Bank and ExxonMobil have been ordered by the New Jersey Department of Environmental Protection to investigate and remediate soil and ground water pollution that may have been generated at a branch location that was formerly a gasoline service station. Penn Federal Savings Bank and ExxonMobil have entered into a cost sharing arrangement under which ExxonMobil will supervise the investigation and remediation and the cost will be shared equally. Based on information then available, the Company recorded a $298,000 (pretax) charge during the fourth quarter of fiscal 2004 to accrue its share of the estimated cost. At June 30, 2005, an environmental liability of $328,000 was included in Accounts payable and other liabilities on the Company's Consolidated Statements of Financial Condition. Management believes the total current liability of $328,000 represents the probable liability at this time.

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

During the year ended June 30, 2005, the Company repurchased 731,800 shares of its outstanding common stock at prices ranging from $13.30 to $17.25 per share, for a total cost of $11,280,000. During the year ended June 30, 2004, the Company repurchased 792,200 shares of its outstanding common stock at prices ranging from $13.84 to $18.03 per share, for a total cost of $12,908,000. During the year ended June 30, 2003, the Company repurchased 1,200,000 shares of its outstanding common stock. The prices paid for the repurchased shares ranged from $12.68 to $14.15 per share, for a total cost of $16,106,000. During fiscal 2004, the Company changed its state of incorporation from Delaware to Maryland. Under the laws of the State of Maryland, shares repurchased are not considered treasury stock. Rather, the shares acquired constitute authorized but unissued shares. Accordingly, as of June 30, 2004, the Company has reclassified the cost of treasury stock by reducing common stock, additional paid-in capital and retained earnings based on the proceeds received for stock in the initial public offering.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of tangible capital of not less than 1.5% of tangible assets, core capital of not less than 4% of adjusted tangible assets and risk-based capital of not less than 8% of risk-weighted assets. As of June 30, 2005, the Bank met all capital adequacy requirements to which it was subject.

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

                                                                                                      To Be Well
                                                                                                   Capitalized Under
                                                                            For Minimum Capital    Prompt Corrective
                                                             Actual          Adequacy Purposes     Action Provisions
                                                       --------------------------------------------------------------
                                                        Amount     Ratio     Amount        Ratio    Amount      Ratio
                                                       --------------------------------------------------------------
                                                                           (Dollars in thousands)
As of June 30, 2005
   Tangible capital, and ratio to
      adjusted total assets ......................     $169,765     8.28%   $ 30,750      1.50%        N/A        N/A
   Tier 1 (core) capital, and ratio to
      adjusted total assets ......................     $169,765     8.28%   $ 82,001      4.00%   $102,501       5.00%
   Tier 1 (core) capital, and ratio to
      risk-weighted assets .......................     $169,765    15.29%        N/A       N/A    $ 66,614       6.00%
   Risk-based capital, and ratio to
      risk-weighted assets .......................     $175,880    15.84%   $ 88,819      8.00%   $111,024      10.00%

As of June 30, 2004
   Tangible capital, and ratio to
      adjusted total assets ......................     $163,676     8.61%   $ 28,509      1.50%        N/A        N/A
   Tier 1 (core) capital, and ratio to
      adjusted total assets ......................     $163,676     8.61%   $ 76,024      4.00%   $ 95,029       5.00%
   Tier 1 (core) capital, and ratio to
      risk-weighted assets .......................     $163,676    16.24%        N/A       N/A    $ 60,468       6.00%
   Risk-based capital, and ratio to
      risk-weighted assets .......................     $169,926    16.86%   $ 80,624      8.00%   $100,781      10.00%

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

Federal regulations impose certain limitations on the payment of dividends and other capital distributions by the Bank. Under current regulations, savings institutions, such as the Bank, are generally permitted to make capital distributions without OTS approval during any calendar year equal to 100% of calendar year-to-date net income plus retained net income for the two previous calendar years. A savings institution, such as the Bank, which is a subsidiary of a savings and loan holding company, must file a notice of the proposed dividend or other capital distribution with the OTS at least 30 days prior to the declaration of such dividend or distribution. At June 30, 2005, the Bank could have paid dividends totaling approximately $1.0 million.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

P. Computation of Earnings Per Share ("EPS")

The computation of EPS is presented in the following table. All share and share related amounts reflect the effect of a stock dividend described in Note O - Stockholders' Equity and Regulatory Capital.

                                                                             For the year ended June 30,
                                                                  ------------------------------------------------
                                                                     2005               2004              2003
                                                                  ------------------------------------------------
                                                                  (Dollars in thousands, except per share amounts)
Net income .................................................      $    15,494       $    12,058       $    13,734
                                                                  ===============================================
Number of shares outstanding:
Weighted average shares issued and outstanding .............       13,612,502        13,645,770        14,270,450
Less: Average shares held by the ESOP ......................               --         1,904,000         1,904,000
Plus: ESOP shares released or committed to be released .....               --         1,807,026         1,556,016
                                                                  -----------------------------------------------
Average basic shares .......................................       13,612,502        13,548,796        13,922,466
Plus: Average common stock equivalents .....................          398,182           900,374         1,049,096
                                                                  -----------------------------------------------
Average diluted shares .....................................       14,010,684        14,449,170        14,971,562
                                                                  ===============================================

Earnings per common share:
   Basic ...................................................      $      1.14       $      0.89       $      0.99
                                                                  ===============================================
   Diluted .................................................      $      1.11       $      0.83       $      0.92
                                                                  ===============================================

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

Q. Disclosure About Fair Value of Financial Instruments

The carrying amounts and estimated fair value of the Company's financial instruments at June 30, 2005 and 2004 were as follows:

                                                                      June 30, 2005                 June 30, 2004
                                                               -------------------------------------------------------
                                                                 Carrying       Estimated      Carrying      Estimated
                                                                  Amount       Fair Value       Amount      Fair Value
                                                               -------------------------------------------------------
                                                                                   (In thousands)
Financial assets:
   Cash and cash equivalents ..............................    $   15,220      $   15,220    $   14,859     $   14,859
   Investment securities ..................................       410,509         411,737       424,980        417,935
   Mortgage-backed securities .............................        78,201          79,109       100,079        100,644
   FHLB of New York stock .................................        22,391          22,391        23,773         23,773
                                                               -------------------------------------------------------
   Total cash and investments .............................       526,321         528,457       563,691        557,211
                                                               -------------------------------------------------------
   Loans held for sale ....................................         4,826           4,864            --             --
   Loans receivable, less allowance for loan losses .......     1,460,654       1,459,988     1,287,473      1,283,861
                                                               -------------------------------------------------------
   Total loans ............................................     1,465,480       1,464,852     1,287,473      1,283,861
   Accrued interest receivable, net .......................         9,808           9,808        10,195         10,195
                                                               -------------------------------------------------------
Total financial assets ....................................    $2,001,609      $2,003,117    $1,861,359     $1,851,267
                                                               =======================================================
Financial liabilities:
   Deposits ...............................................    $1,339,491      $1,339,483    $1,188,100     $1,189,739
   FHLB of New York advances ..............................       415,465         443,927       475,465        509,568
   Other borrowings .......................................       107,952         107,566        59,346         59,283
   Junior subordinated deferrable interest debentures .....        42,082          45,338        42,037         43,358
   Mortgage escrow funds ..................................        10,398          10,398         9,739          9,739
                                                               -------------------------------------------------------
Total financial liabilities ...............................    $1,915,388      $1,946,712    $1,774,687     $1,811,687
                                                               =======================================================

                                                                      June 30, 2005                 June 30, 2004
                                                               -------------------------------------------------------
                                                                 Notional       Estimated      Notional      Estimated
                                                                  Amount       Fair Value       Amount      Fair Value
                                                               -------------------------------------------------------
                                                                                     (In thousands)
Off-balance sheet financial instruments:
Commitments to extend credit ..............................    $   35,711      $       --    $   15,997     $       --
Unused lines of credit ....................................        88,789              --        89,153             --
Commitments to sell loans .................................         1,447              --            --             --

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

Deposits -- The fair value of deposits with no stated maturity, such as savings, money market and other demand accounts, is equal to the amount payable on demand as of June 30, 2005 and 2004. Time deposits are segregated by type and original term. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is equivalent to the rate currently offered by the Company for deposits of similar type and maturity.

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

Commitments to Sell Loans - The fair value of commitments to sell loans is estimated based on the change in the interest rate environment between the rate lock date and the Statement of Financial Condition date. The estimated fair value is not significant.

R. Related Party Transactions

In the ordinary course of business, the Company at times has made loans to and engaged in other financial transactions with its directors, officers and employees. Such transactions are made on the same terms as those prevailing at the time for comparable transactions with others and do not involve more than normal risk of collectibility.

The following sets forth an analysis of loans, all of which are current, to directors, officers and employees:

                                                                 June 30,
                                                          ----------------------
                                                           2005           2004
                                                          ----------------------
                                                              (In thousands)
Balance, beginning of year ............................   $ 7,102       $ 8,564
New loans granted .....................................     2,419           951
Repayments/reductions .................................    (1,517)       (2,413)
                                                          ----------------------
Balance, end of year ..................................   $ 8,004       $ 7,102
                                                          ======================

In addition to the above amount of loans, at June 30, 2005 and 2004, there was $45,000 and $46,000, respectively, of outstanding balances on overdraft checking lines for directors, officers and employees.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

S. Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets" ("SFAS 153"), which amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions." SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 will be effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have an impact on the Company's consolidated financial condition, results of operations or cash flows.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS 154 changes the requirements for the accounting for and reporting of a voluntary change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of such changes, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have an impact on the Company's consolidated financial condition, results of operations or cash flows.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

T. Condensed Financial Information of PennFed Financial Services, Inc. (Parent Company Only)

The following are the condensed financial statements for PennFed, parent company only, as of June 30, 2005 and 2004 and for the years ended June 30, 2005, 2004 and 2003 and should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

Condensed Statements of Financial Condition

                                                                                           June 30,
                                                                                    ---------------------
                                                                                       2005        2004
                                                                                    ---------------------
                                                                                        (In thousands)
Assets
Cash ............................................................................   $      22   $      27
Intercompany overnight investment ............................ ..................          --         640
                                                                                    ---------------------
   Total cash and cash equivalents ..............................................          22         667
Investment securities held to maturity, at amortized cost .......................      10,899      10,924
Investment in subsidiaries ......................................................     171,530     166,572
Prepaid trust preferred securities expenses .....................................       1,218       1,263
Accrued interest receivable .....................................................         282         293
Other assets ....................................................................       2,720       1,409
                                                                                    ---------------------
                                                                                    $ 186,671   $ 181,128
                                                                                    =====================

Liabilities and Stockholders' Equity
Junior subordinated deferrable interest debentures ..............................   $  43,300   $  43,300
Intercompany loan payable .......................................................       8,400       8,400
Unsecured revolving line of credit ..............................................       8,341       9,892
Accrued interest payable ........................................................         202         167
Other accrued expenses and other liabilities ....................................       2,374         970
Stockholders' equity ............................................................     124,054     118,399
                                                                                    ---------------------
                                                                                    $ 186,671   $ 181,128
                                                                                    =====================

Condensed Statements of Income

                                                                                 Year ended June 30,
                                                                           -------------------------------
                                                                             2005       2004       2003
                                                                           -------------------------------
                                                                                    (In thousands)
Income
Interest income on intercompany balances ...............................   $     --   $     49   $     98
Interest income on investment securities ...............................        950        926        979
Other income ...........................................................          1         --          1
                                                                           -------------------------------
                                                                                951        975      1,078
Expenses
Interest expense on junior subordinated deferrable interest
   debentures ..........................................................      3,002      2,654      4,291
Interest on intercompany loan ..........................................        498        402        431
Interest on unsecured revolving line of credit .........................        289        143        116
Other expenses .........................................................        791        578      2,092
                                                                           -------------------------------
                                                                              4,580      3,777      6,930
                                                                           -------------------------------
Loss before undistributed net income of subsidiaries ...................     (3,629)    (2,802)    (5,852)
Equity in undistributed net income of subsidiaries .....................     17,884     13,907     17,583
                                                                           -------------------------------
Income before income taxes .............................................     14,255     11,105     11,731
Income tax benefit .....................................................     (1,239)      (953)    (2,003)
                                                                           -------------------------------
Net income .............................................................   $ 15,494   $ 12,058   $ 13,734
                                                                           ===============================

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

Condensed Statements of Cash Flows

                                                                                 Year ended June 30,
                                                                           -------------------------------
                                                                             2005       2004       2003
                                                                           -------------------------------
                                                                                   (In thousands)
Cash Flows From Operating Activities:
Net income .............................................................   $ 15,494   $ 12,058   $ 13,734
Adjustments to reconcile net income to net cash used in
  operating activities:
      Equity in undistributed net income of subsidiaries ...............    (17,884)   (13,907)   (17,583)
      Amortization of investment securities premium ....................         25         23         21
      Increase (decrease) in accrued interest payable, net of accrued
         interest receivable ...........................................         46        (77)      (415)
      (Increase) decrease in prepaid trust preferred securities
         expense and other assets ......................................     (1,266)      (584)     1,076
      Increase (decrease) in other accrued expenses and
         other liabilities .............................................      1,404        624     (1,350)
                                                                           -------------------------------
         Net cash used in operating activities .........................     (2,181)    (1,863)    (4,517)
                                                                           -------------------------------

Cash Flows From Investing Activities:
   Proceeds from maturities of investment securities ...................         --      1,605        395
   Purchases of investment securities held to maturity .................         --     (2,000)        --
   Investment in Trust I ...............................................         --         --      1,602
   Investment in Trust III .............................................         --         --       (928)
   Dividends received from subsidiary bank .............................     15,955     12,478     21,334
   Proceeds from principal repayment of ESOP loan ......................         --        644        600
                                                                           -------------------------------
         Net cash provided by investing activities .....................     15,955     12,727     23,003
                                                                           -------------------------------

Cash Flows From Financing Activities:
   Increase (decrease) in unsecured revolving line of credit ...........     (1,551)     2,598      3,330
   Increase in intercompany loan .......................................         --        300      1,000
   Net proceeds from issuance of junior subordinated deferrable
      interest debentures ..............................................         --         --     30,928
   Redemption of junior subordinated deferrable interest debentures ....         --         --    (35,568)
   Cash dividends paid .................................................     (2,924)    (2,650)    (2,772)
   Repurchases of outstanding shares, net of reissuances ...............     (9,944)   (10,998)   (15,516)
                                                                           -------------------------------
         Net cash used in financing activities .........................    (14,419)   (10,750)   (18,598)
                                                                           -------------------------------
Net increase (decrease) in cash and cash equivalents ...................       (645)       114       (112)
Cash and cash equivalents, beginning of year ...........................        667        553        665
                                                                           -------------------------------
Cash and cash equivalents, end of year .................................   $     22   $    667   $    553
                                                                           ===============================

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

U. Quarterly Financial Data (Unaudited)

                                                                                       Quarter ended
                                                                     --------------------------------------------------
                                                                                  2004                      2005
                                                                     --------------------------------------------------
                                                                     September 30     December 31   March 31    June 30
                                                                     --------------------------------------------------
                                                                          (In thousands, except per share amounts)
Total interest and dividend income ...............................     $ 25,805         $ 25,999    $ 26,167   $ 26,751
Total interest expense ...........................................       14,734           15,060      15,300     16,290
                                                                     --------------------------------------------------
Net interest and dividend income .................................       11,071           10,939      10,867     10,461
Provision for loan losses ........................................           --               --          --         --
Non-interest income ..............................................        1,100            1,355       1,244      1,297
Non-interest expenses ............................................        6,119            6,181       6,143      5,728
Income tax expense ...............................................        2,264            2,133       2,114      2,158
                                                                     --------------------------------------------------
   Net income ....................................................     $  3,788         $  3,980    $  3,854   $  3,872
                                                                     ==================================================

Net income per common share:
   Basic .........................................................     $   0.28         $   0.29    $   0.28   $   0.29
                                                                     ==================================================
   Diluted .......................................................     $   0.27         $   0.28    $   0.28   $   0.28
                                                                     ==================================================
                                                                                       Quarter ended
                                                                     --------------------------------------------------
                                                                                  2003                      2004
                                                                     --------------------------------------------------
                                                                     September 30     December 31   March 31    June 30
                                                                     --------------------------------------------------
                                                                           (In thousands, except per share amounts)
Total interest and dividend income ...............................     $ 23,741         $ 23,658    $ 24,326   $ 24,551
Total interest expense ...........................................       14,804           14,620      14,598     14,652
                                                                     --------------------------------------------------
Net interest and dividend income .................................        8,937            9,038       9,728      9,899
Provision for loan losses ........................................           --               --          --         --
Non-interest income ..............................................        2,010            1,564       1,374      1,481
Non-interest expenses ............................................        5,699            6,257       6,637      6,837
Income tax expense ...............................................        1,875            1,464       1,499      1,705
                                                                     --------------------------------------------------
   Net income ....................................................     $  3,373         $  2,881    $  2,966   $  2,838
                                                                     ==================================================

Net income per common share:
   Basic .........................................................     $   0.25         $   0.21    $   0.22   $   0.21
                                                                     ==================================================
   Diluted .......................................................     $   0.23         $   0.20    $   0.21   $   0.20
                                                                     ==================================================

V. Restatement of Prior Years Consolidated Statements of Cash Flow

The Consolidated Statements of Cash Flows for the years ended June 30, 2004 and 2003 have been restated to correct the classification of sales of loans initially originated by the Company for retention in its portfolio (as opposed to loans originated for the purpose of resale). Such cash flows had been accounted for in the Consolidated Statements of Cash Flows as operating activities and should have been reported as investing activities in accordance with Statement of Financial Accounting Standards No. 102, "Statement of Cash Flows, Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale."

The following table sets forth the data as previously reported in the Company's fiscal 2004 Form 10-K and the data as adjusted:

                                                          For the year ended June 30, 2004          For the year ended June 30, 2003
                                                          As Previously                             As Previously
                                                            Reported           As Restated            Reported           As Restated
                                                          -------------        -----------          -------------        -----------
                                                                                        (In thousands)
Cash Flows from Operating Activities:
Proceeds from sales of loans held for sale                $  88,214          $  48,667              $ 162,873          $ 154,811
Originations of loans held for sale                              --           (42,266)                     --          (158,050)
Net cash provided by operating activities                    97,805             15,992                188,882             22,770

Cash Flows from Investing Activities:
Net proceeds (outflow) from loan originations net
 of principal repayments of loans                          (99,034)           (56,769)                 40,246            198,296
Proceeds from loans sold                                      3,181             42,729                  4,170             12,232

Net cash provided by (used in) investing activities       (249,596)          (167,783)               (44,057)            122,055
Supplemental Schedule of Non-Cash Activities:
Transfer of loans receivable to loans held for sale,
 at cost                                                     76,142             33,876                171,097             13,047


Item 9. Changes  in   and  Disagreements  With  Accountants  on  Accounting  and
        Financial Disclosure

No information is required to be disclosed under this item.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Act")) was carried out as of June 30, 2005 under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b) Changes in Internal Controls:

During the quarter ended June 30, 2005, no change occurred in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(c) Management's Annual Report on Internal Control Over Financial Reporting:

The annual report of management on the effectiveness of the Company's internal control over financial reporting and the attestation report thereon issued by the Company's independent registered public accounting firm are set forth under "Report of Management on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting" under Item 8. Financial Statements and Supplementary Data.

Item 9B. Other Information

No information is required to be disclosed under this item.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Information Concerning Directors and Executive Officers

Information concerning Directors of the Registrant is incorporated herein by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 28, 2005, except for information contained under the headings "Audit Committee Reports," "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year. For information concerning Executive Officers of the Registrant who are not also Directors, see "Executive Officers" in Part I of this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by Directors, Officers and ten percent beneficial owners of the Registrant is incorporated herein by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 28, 2005, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Code of Ethics

The Registrant has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, and to all of its other employees and directors. A copy of the Registrant's code of ethics is available on its Internet website, at www.pennfsb.com, under "Investor Relations" on the "Corporate Governance" page of the website.

Item 11. Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 28, 2005, except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 28, 2005, except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

The following table sets forth information as of June 30, 2005 with respect to compensation plans under which shares of Company common stock were issued.

                      Equity Compensation Plan Information

                                                                                                         Number of Shares
                                                                                                        Remaining Available
                                                                                                        for Future Issuance
                                                                                                           Under Equity
                                                            Number of Shares to                         Compensation Plans
                                                               be Issued Upon      Weighted Average      (Excluding Shares
                                                                Exercise of        Exercise Price of     Reflected in the
Plan Category                                               Outstanding Options   Outstanding Options      First Column)
---------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by stockholders(1) ...        1,104,944              $ 7.83                   --
Equity compensation plans not approved by stockholders ..              N/A                 N/A                  N/A
Total ...................................................        1,104,944              $ 7.83                   --

----------
(1) The only equity compensation plan approved by stockholders under which there are outstanding awards is the Company's 1994 Stock Option and Incentive Plan.

Item 13. Certain Relationships and Related Transactions

Information   concerning  certain  relationships  and  related  transactions  is incorporated herein by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 28, 2005, except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14. Principal Accountants Fees and Services

Information concerning principal accountants fees and services is incorporated herein by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 28, 2005, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules

      (a) (1) Financial Statements:

      The following information appearing in Part II, Item 8 of this Form 10-K is incorporated herein by reference.

      Reports of Independent Registered Public Accounting Firms
          Consolidated Statements of Financial Condition at June 30, 2005 and
            2004

          Consolidated Statements of Income for the Years Ended June 30, 2005,
            2004 and 2003

          Consolidated Statements of Comprehensive Income for the Years Ended
            June 30, 2005, 2004 and 2003

          Consolidated Statements of Changes in Stockholders' Equity for the
            Years Ended June 30, 2005, 2004 and 2003

          Consolidated Statements of Cash Flows for the Years Ended June 30,
            2005, 2004 (restated) and 2003 (restated)

          Notes to Consolidated Financial Statements

     (a) (2) Financial Statement Schedules:

      All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a) (3) Exhibits:

                                  Exhibit Index

Regulation                                                                                                         Reference to
    S-K                                                                                                            Prior Filing
  Exhibit                                                                                                           or Exhibit
  Number                                                   Document                                                   Number
--------------------------------------------------------------------------------------------------------------------------------
    2        Plan of acquisition, reorganization, arrangement, liquidation or succession                               None
    3(i)     Articles of Incorporation                                                                                  (a)
    3(ii)    Bylaws                                                                                                     (a)
    4        Instruments defining the rights of security holders, including indentures                                  (b)
    4(i)     Stockholder Protection Rights Agreement                                                                    (c)
   10        Material contracts:
             (i) 1994 Amended and Restated Stock Option and Incentive Plan                                              (d)
             (ii) Employment Agreement with Joseph L. LaMonica                                                          (e)
             (iii) Employment Agreement with Patrick D. McTernan                                                        (e)
             (iv) Employment Agreement with Jeffrey J. Carfora                                                          (e)
             (v) Employment Agreement with Claire M. Chadwick                                                           (e)
             (vi) Employment Agreement with Maria F. Magurno                                                            (e)
             (vii) Supplemental Executive Retirement Plan                                                               (f)
               (a) First Amendment to the Supplemental Executive Retirement Plan                                        (g)
               (b) Second Amendment to the Supplemental Executive Retirement Plan                                       (h)
             (viii) Amended and Restated Supplemental Executive Death Benefit Plan                                      (h)
             (ix) Outside Directors' Retirement Plan                                                                    (f)
             (x) Form of Consulting Agreement                                                                           (f)
             (xi) Description of Named Executive Officer Salary and Bonus Arrangements                                 10.1
             (xii) Description of Director Fees                                                                        10.2
             (xiii) Description of Long-Term Care Insurance Program                                                    10.3
   11        Statement re: computation of per share earnings                                                            (i)
   12        Statements re: computation ratios                                                                          12
   14        Code of Ethics                                                                                             (j)
   16        Letter re: change in certifying accountant                                                                None
   18        Letter re: change in accounting principles                                                                None
   19        Report furnished to security holders                                                                      None
   21        Subsidiaries of the registrant                                                                             21
   22        Published report regarding matters submitted to vote of security holders                                  None
   23        Consents of independent registered public accounting firm and counsel
               (a) Consent of KPMG LLP                                                                                 23.1
               (b) Consent of Deloitte & Touche LLP                                                                    23.2
   24        Power of Attorney                                                                                         None
   31.1      Certification Required by Securities Exchange Act of 1934 Rule 13a-14(a) (Chief Executive Officer)        31.1
   31.2      Certification Required by Securities Exchange Act of 1934 Rule 13a-14(a) (Chief Financial Officer)        31.2
   32        Certifications Required by Section 1350 of Title 18 of the United States Code                              32
   99        Additional Exhibits                                                                                  Not applicable

----------
(a) Included as an appendix to the Company's definitive proxy statement under the Securities Exchange Act of 1934, filed with the Securities and Exchange Commission on September 22, 2003 (File No. 0-24040). Such previously filed document is hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

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

(d) Filed as an exhibit to the Company's Form 10-K under the Securities Exchange Act of 1934, filed with the Securities and Exchange Commission on September 24, 2001 (File No. 0-24040). Such previously filed document is hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

(e) Filed as an exhibit to the Company's Current Report on Form 8-K under the Securities Exchange Act of 1934, filed with the Securities and Exchange Commission on September 15, 2004 (File No. 0-24040). Such previously filed document is hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

(f) Filed as an exhibit to the Company's Form 10-K under the Securities Exchange Act of 1934, filed with the Securities and Exchange Commission on September 22, 2003 (File No. 0-24040). Such previously filed document is hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

(g) Filed as an exhibit to the Company's Form 10-Q under the Securities Exchange Act of 1934, filed with the Securities and Exchange Commission on February 17, 2004 (File No. 0-24040). Such previously filed document is hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

(h) Filed as exhibits to the Company's Current Report on Form 8-K under the Securities Exchange Act of 1934, filed with the Securities and Exchange Commission on February 14, 2005 (File No. 0-24040). Such previously filed document is hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

(i) Refer to Note P - Computation of Earnings Per Share ("EPS") in the Notes to Consolidated Financial Statements included in the June 30, 2005 Form 10-K.

(j)   Available on the Company's website at www.pennfsb.com.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PENNFED FINANCIAL SERVICES, INC.



Date: September 13, 2005                   By:  /s/ Joseph L. LaMonica
                                                Joseph L. LaMonica
                                                President and Chief
                                                Executive Officer
                                                (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:  /s/ Joseph L. LaMonica                         By:  /s/ William C. Anderson
     ----------------------------------------            -----------------------
     Joseph L. LaMonica                                  William C. Anderson
     President, Chief Executive Officer                  Chairman of the Board
     and Director
     (Principal Executive Officer)

Date: September 13, 2005                            Date: September 13, 2005


By:  /s/ Patrick D. McTernan                        By:  /s/ Amadeu L. Carvalho
     ----------------------------------------            -----------------------
     Patrick D. McTernan                                 Amadeu L. Carvalho
     Senior Executive Vice President, General            Director
     Counsel, Secretary and Director

Date: September 13, 2005                            Date: September 13, 2005


By:  /s/ Marvin D. Schoonover                       By:  /s/ Mario Teixeira, Jr.
     ----------------------------------------            -----------------------
     Marvin D. Schoonover                                Mario Teixeira, Jr.
     Director                                            Director

Date: September 13, 2005                            Date: September 13, 2005


By:  /s/ Claire M. Chadwick
     ----------------------------------------
     Claire M. Chadwick
     Executive Vice President,
     Chief Financial Officer and Controller
     (Principal Financial and Accounting Officer)

Date: September 13, 2005