Form 10-Q
period 2005-09-30
PENNFED FINANCIAL SERVICES INC
filed 2005-11-09
CIK 920945

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
                               ------------------

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _________________________

Commission File Number: 0-24040
                        -------

                        PENNFED FINANCIAL SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Maryland                                     22-3297339
--------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

622 Eagle Rock Avenue, West Orange, New Jersey                    07052-2989
--------------------------------------------------------------------------------
  (Address of principal executive offices)                        (Zip Code)

                                 (973) 669-7366
           ----------------------------------------------------------
              (Registrant's telephone number, including area code)

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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES |_|. NO |X|.

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

      As of November 3, 2005, there were issued and outstanding 13,130,956 shares of the Registrant's Common Stock.


                                 PennFed Financial Services, Inc. and Subsidiaries
                                                     Form 10-Q

                                                Contents of Report

                                                                                                             Page
                                                                                                            Number
                                                                                                            ------
PART I - FINANCIAL INFORMATION
------------------------------
   Item 1. - Financial Statements
      Consolidated Statements of Financial Condition - September 30, 2005 (unaudited) and June 30, 2005          3
      Consolidated Statements of Income (unaudited) - For the three months ended September 30, 2005
         and 2004                                                                                                4
      Consolidated Statements of Comprehensive Income (unaudited) - For the three months ended
         September 30, 2005 and 2004                                                                             5
      Consolidated Statements of Changes in Stockholders' Equity (unaudited) - For the three months ended
         September 30, 2005 and 2004                                                                             6
      Consolidated Statements of Cash Flows (unaudited) - For the three months ended September 30, 2005
         and 2004                                                                                                7
      Notes to Consolidated Financial Statements (unaudited)                                                     9
   Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations              12
   Item 3. - Quantitative and Qualitative Disclosures About Market Risk                                         22
   Item 4. - Controls and Procedures                                                                            22
PART II - OTHER INFORMATION
---------------------------
   Item 1. - Legal Proceedings                                                                                  24
   Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds                                        24
   Item 3. - Defaults Upon Senior Securities                                                                    24
   Item 4. - Submission of Matters to a Vote of Security Holders                                                24
   Item 5. - Other Information                                                                                  24
   Item 6. - Exhibits                                                                                           24
SIGNATURES                                                                                                      25
----------
EXHIBITS
--------
   Exhibit Index                                                                                                26
   Exhibit 31.1 - Certification Required by Securities Exchange Act of 1934 Rule 13a - 14 (a)
      (Chief Executive Officer)                                                                                 28
   Exhibit 31.2 - Certification Required by Securities Exchange Act of 1934 Rule 13a - 14 (a)
      (Chief Financial Officer)                                                                                 29
   Exhibit 32 - Certifications Required by Section 1350 of Title 18 of the United States Code                   30

PART I - Financial Information
Item 1. Financial Statements

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

                                                                                       September 30,     June 30,
                                                                                            2005           2005
                                                                                       -------------   -----------
                                                                                        (unaudited)     (audited)
                                                                                          (Dollars in thousands)
ASSETS
Cash and cash equivalents ...........................................................  $      17,838   $    15,220
Investment securities available for sale, at market value, amortized cost of
   $4,897 and $4,849 at September 30, 2005 and June 30, 2005 ........................          4,965         5,011
Investment securities held to maturity, at amortized cost, market value of
   $417,141 and $406,726 at September 30, 2005 and June 30, 2005 ....................        420,447       405,498
Mortgage-backed securities held to maturity, at amortized cost, market value
   of $73,249 and $79,109 at September 30, 2005 and June 30, 2005 ...................         73,270        78,201
Loans held for sale .................................................................            937         4,826
Loans receivable, net of allowance for loan losses of $5,916 and $6,050
   at September 30, 2005 and June 30, 2005 ..........................................      1,522,194     1,460,654
Premises and equipment, net .........................................................         20,350        20,903
Federal Home Loan Bank of New York stock, at cost ...................................         24,586        22,391
Accrued interest receivable, net ....................................................         10,753         9,808
Bank owned life insurance ("BOLI") ..................................................         23,418        23,202
Other assets ........................................................................          4,929         4,837
                                                                                       -------------   -----------
                                                                                       $   2,123,687   $ 2,050,551
                                                                                       =============   ===========
LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
   Deposits .........................................................................  $   1,364,002   $ 1,339,491
   Federal Home Loan Bank of New York advances ......................................        425,465       415,465
   Other borrowings .................................................................        148,134       107,952
   Junior Subordinated Deferrable Interest Debentures, net of unamortized issuance expenses of $1,207 and $1,218 at September 30, 2005 and
      June 30, 2005 .................................................................         42,093        42,082
   Mortgage escrow funds ............................................................         10,424        10,398
   Accounts payable and other liabilities ...........................................          7,699        11,109
                                                                                       -------------   -----------
   Total liabilities ................................................................      1,997,817     1,926,497
                                                                                       -------------   -----------

Stockholders' Equity:
   Serial preferred stock, $.01 par value, 7,000,000 shares authorized,
      no shares issued ..............................................................             --            --
   Common stock, $.01 par value, 15,000,000 shares authorized, 13,211,256 and 13,280,038 shares issued and outstanding at September 30, 2005
      and June 30, 2005 .............................................................            132           133
   Additional paid-in capital .......................................................         38,921        39,092
   Retained earnings ................................................................         86,776        84,734
   Accumulated other comprehensive income, net of taxes .............................             41            95
                                                                                       -------------   -----------
   Total stockholders' equity .......................................................        125,870       124,054
                                                                                       -------------   -----------
                                                                                       $   2,123,687   $ 2,050,551
                                                                                       =============   ===========

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Income

                                                                 Three months ended September 30,
                                                                 --------------------------------
                                                                    2005                 2004
                                                                 -----------          -----------
                                                                 (unaudited)          (unaudited)
                                                                  (Dollars in thousands, except
                                                                        per share amounts)
Interest and Dividend Income:
   Interest and fees on loans ................................   $    20,456          $    18,477
   Interest and dividends on investment securities ...........         6,263                6,099
   Interest on mortgage-backed securities ....................           964                1,229
                                                                 -----------          -----------
                                                                      27,683               25,805
                                                                 -----------          -----------
Interest Expense:
   Deposits ..................................................         9,257                7,012
   Borrowed funds ............................................         7,375                7,014
   Junior subordinated deferrable interest debentures ........           859                  708
                                                                 -----------          -----------
                                                                      17,491               14,734
                                                                 -----------          -----------
Net Interest and Dividend Income Before Provision
   for Loan Losses ...........................................        10,192               11,071
Provision for Loan Losses ....................................            --                   --
                                                                 -----------          -----------
Net Interest and Dividend Income After Provision
   for Loan Losses ...........................................        10,192               11,071
                                                                 -----------          -----------

Non-Interest Income:
   Fees and service charges ..................................         3,470                  726
   Income on BOLI ............................................           216                  128
   Net gain on sales of loans ................................           122                   24
   Net loss from real estate operations ......................            (3)                  --
   Other .....................................................           181                  222
                                                                 -----------          -----------
                                                                       3,986                1,100
                                                                 -----------          -----------

Non-Interest Expenses:
   Compensation and employee benefits ........................         3,259                3,193
   Extinguishment of debt ....................................         1,351                   --
   Equipment .................................................           971                  535
   Net occupancy expense .....................................           585                  539
   Advertising ...............................................           134                  167
   Federal deposit insurance premium .........................            42                   41
   Amortization of intangible assets .........................            --                  453
   Other .....................................................         1,411                1,191
                                                                 -----------          -----------
                                                                       7,753                6,119
                                                                 -----------          -----------

Income Before Income Taxes ...................................         6,425                6,052
Income Tax Expense ...........................................         2,293                2,264
                                                                 -----------          -----------
Net Income ...................................................   $     4,132          $     3,788
                                                                 ===========          ===========

Weighted average number of common shares outstanding:
   Basic .....................................................    13,263,506           13,735,629
                                                                 ===========          ===========
   Diluted ...................................................    13,700,349           14,195,722
                                                                 ===========          ===========

Net income per common share:
   Basic .....................................................   $      0.31           $     0.28
                                                                 ===========          ===========
   Diluted ...................................................   $      0.30           $     0.27
                                                                 ===========          ===========

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

                                                                     Three months ended September 30,
                                                                     --------------------------------
                                                                        2005                 2004
                                                                     -----------          -----------
                                                                     (unaudited)          (unaudited)
                                                                              (In thousands)
Net income .......................................................   $     4,132          $     3,788
Other comprehensive income (loss), net of tax:
   Unrealized holding gains (losses) arising during period on
      investment securities available for sale, net of tax .......           (54)                  54
                                                                     -----------          -----------
Comprehensive income .............................................   $     4,078          $     3,842
                                                                     ===========          ===========

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

                                                For the Three Months Ended September 30, 2005 and 2004
                                       ------------------------------------------------------------------------
                                                                     (unaudited)

                                                                                       Accumulated
                                        Serial                Additional                  Other
                                       Preferred    Common      Paid-In    Retained   Comprehensive
                                         Stock      Stock       Capital    Earnings       Income        Total
                                       ---------   --------   ----------   --------   -------------   ---------
                                                   (Dollars in thousands, except per share amounts)
Balance at June 30, 2004 ............  $      --   $      9   $   42,839   $ 75,523   $          28   $ 118,399
Repurchase of 177,800
   outstanding shares ...............                    (1)        (444)    (2,272)                     (2,717)
Issuance of 380,140 shares of
   stock for options exercised and
   Dividend Reinvestment Plan
   ("DRP") ..........................                     2          949        183                       1,134
Tax benefit from stock option plan ..                              2,861                                  2,861
Cash dividends of $0.05 per
   common share .....................                                          (671)                       (671)
Increase in unrealized gain on
   investment securities available
   for sale, net of income taxes
   of $37 ...........................                                                            54          54
Two-for-one split in the form of
   a 100% stock dividend ............                   128                    (128)                         --
Net income for the three months
   ended September 30, 2004 .........                                         3,788                       3,788
                                       ---------   --------   ----------   --------   -------------   ---------
Balance at September 30, 2004 .......  $      --   $    138   $   46,205   $ 76,423   $          82   $ 122,848
                                       =========   ========   ==========   ========   =============   =========

Balance at June 30, 2005 ............  $      --   $    133   $   39,092   $ 84,734   $          95   $ 124,054
Repurchase of 70,600
   outstanding shares ...............                    (1)        (176)    (1,183)                     (1,360)
Issuance of 1,818 shares of
   stock for options exercised and
   DRP ..............................                                  5          1                           6
Cash dividends of $0.07 per
   common share .....................                                          (908)                       (908)
Decrease in unrealized gain on
   investment securities available
   for sale, net of income taxes
   of $(38) .........................                                                           (54)        (54)
Net income for the three months
   ended September 30, 2005 .........                                         4,132                       4,132
                                       ---------   --------   ----------   --------   -------------   ---------
Balance at September 30, 2005 .......  $      --   $    132   $   38,921   $ 86,776   $          41   $ 125,870
                                       =========   ========   ==========   ========   =============   =========

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

                                                                                 Three months ended September 30,
                                                                                 --------------------------------
                                                                                                          2004
                                                                                                      As restated
                                                                                    2005                (Note 5)
                                                                                 -----------          -----------
                                                                                 (unaudited)          (unaudited)
                                                                                          (In thousands)
Cash Flows from Operating Activities:
   Net income ................................................................   $     4,132          $     3,788
   Adjustments to reconcile net income to net cash provided by operating activities:
   Net gain on sales of loans ................................................          (122)                 (24)
   Proceeds from sales of loans originated for sale ..........................         2,463                2,631
   Originations of loans held for sale .......................................        (2,389)              (2,612)
   Amortization of investment and mortgage-backed securities premium,
      net ....................................................................           184                   73
   Depreciation and amortization .............................................           864                  446
   Tax benefit related to stock options ......................................            --                2,861
   Amortization of intangible assets .........................................            --                  453
   Amortization of premiums on loans and loan fees ...........................           538                  468
   Amortization of junior subordinated debentures issuance costs .............            11                   11
   Income on BOLI ............................................................          (216)                (128)
   (Increase) decrease in accrued interest receivable, net of accrued
      interest payable .......................................................          (136)                 230
   (Increase) decrease in other assets .......................................           385                 (348)
   Decrease in accounts payable and other liabilities ........................        (3,372)              (2,434)
   Increase (decrease) in mortgage escrow funds ..............................            26               (2,627)
   Other, net ................................................................            --                    5
                                                                                 -----------          -----------
   Net cash provided by operating activities .................................         2,368                2,793
                                                                                 -----------          -----------

Cash Flows from Investing Activities:
   Purchases of investment securities held to maturity .......................       (14,976)                  --
   Purchases of investment securities available for sale .....................           (48)                 (43)
   Proceeds from principal repayments of mortgage-backed securities ..........         4,776                7,009
   Net outflow from loan originations net of principal repayments of loans ...       (77,249)             (71,899)
   Proceeds from loans sold ..................................................        18,516                1,854
   Purchases of premises and equipment .......................................          (311)                (197)
   Net inflow from real estate owned activity ................................           116                   --
   Purchases (redemptions) of Federal Home Loan Bank of New York stock .......        (2,195)               1,650
                                                                                 -----------          -----------
   Net cash used in investing activities .....................................       (71,371)             (61,626)
                                                                                 -----------          -----------

Cash Flows from Financing Activities:
   Net increase in deposits ..................................................        23,701               47,217
   Proceeds from advances from the Federal Home Loan Bank of New York
      and other borrowings ...................................................        55,000               19,475
   Repayment of advances from the Federal Home Loan Bank of New York
      and other borrowings ...................................................       (45,000)             (50,000)
   Increase in other short term borrowings ...................................        40,182               42,926
   Cash dividends paid .......................................................          (908)                (671)
   Repurchases of outstanding shares, net of reissuances .....................        (1,354)              (1,583)
                                                                                 -----------          -----------
   Net cash provided by financing activities .................................        71,621               57,364
                                                                                 -----------          -----------
Net Increase (Decrease) in Cash and Cash Equivalents .........................         2,618               (1,469)
Cash and Cash Equivalents, Beginning of Period ...............................        15,220               14,859
                                                                                 -----------          -----------
Cash and Cash Equivalents, End of Period .....................................   $    17,838          $    13,390
                                                                                 ===========          ===========

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)

                                                                                 Three months ended September 30,
                                                                                 --------------------------------
                                                                                                         2004
                                                                                                      As restated
                                                                                    2005               (Note 5)
                                                                                 -----------          -----------
                                                                                 (unaudited)          (unaudited)
                                                                                          (In thousands)
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
   Interest ..................................................................   $    16,363          $    13,521
                                                                                 ===========          ===========
   Income taxes ..............................................................   $       665          $       200
                                                                                 ===========          ===========

Supplemental Schedule of Non-Cash Activities:
   Transfer of loans receivable to loans held for sale, at lower of
      cost or market .........................................................   $    14,578          $     1,850
                                                                                 ===========          ===========
   Transfer of loans receivable to real estate owned, net ....................   $       593          $       473
                                                                                 ===========          ===========

See notes to consolidated financial statements.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. Basis of Presentation

The interim consolidated financial statements of PennFed Financial Services, Inc. ("PennFed") and subsidiaries (with its subsidiaries, the "Company") include the accounts of PennFed and its subsidiaries (including Penn Federal Savings Bank (the "Bank")). These interim consolidated financial statements included herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2005. The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. There were no adjustments of a non-recurring nature recorded during the three months ended September 30, 2005 and 2004. The interim results of operations presented are not necessarily indicative of the results for the full year.

2. Supplemental Executive Retirement Plan and Directors' Retirement Plan

The Company currently provides for a Supplemental Executive Retirement Plan ("SERP") and a Directors' Retirement Plan ("DP") for certain key executive employees and directors. Benefits provided are based primarily on years of service and compensation or fees. Both plans are unfunded and at September 30, 2005, the benefit obligation of $1,038,000 was included in Accounts payable and other liabilities in the Consolidated Statements of Financial Condition. At September 30, 2005, the assumptions used in calculating the benefit obligation included a 4% compensation increase rate and a discount rate of 5%. At September 30, 2004, the assumptions used in calculating the benefit obligation included a 4% compensation increase rate and a discount rate of 7%. The accounting for these postretirement benefits is in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions." The Company has not made, and does not expect to make, any contributions to these plans during the fiscal year ending June 30, 2006.

Net periodic pension cost for the Company's SERP and DP included the following components:

                                         Three months ended September 30,
                                         --------------------------------
                                              2005              2004
                                         -------------     --------------
                                          SERP     DP       SERP      DP
                                         -----    ----     -----     ----
                                                  (In thousands)

Service cost .........................   $ 273    $ 33     $  61     $ 11
Interest cost ........................      16       2         7        1
Amortization of prior service cost ...       6       1        (2)      (1)
                                         -----    ----     -----     ----
Net periodic pension expense .........   $ 295    $ 36     $  66     $ 11
                                         =====    ====     =====     ====

3. Computation of Earnings Per Share ("EPS")

The computation of EPS is presented in the following table.

                                                     Three months ended September 30,
                                                     --------------------------------
                                                        2005                 2004
                                                     -----------          -----------
                                                       (Dollars in thousands, except
                                                            per share amounts)
Net income .......................................   $     4,132          $     3,788
                                                     ===========          ===========
Number of shares outstanding:
Weighted average shares issued and outstanding ...    13,263,506           13,735,629
Plus: Average common stock equivalents ...........       436,843              460,093
                                                     -----------          -----------
Average diluted shares ...........................    13,700,349           14,195,722
                                                     ===========          ===========

Earnings per common share:
   Basic .........................................   $      0.31          $      0.28
                                                     ===========          ===========
   Diluted .......................................   $      0.30          $      0.27
                                                     ===========          ===========

4. Stockholders' Equity and Regulatory Capital

During the three months ended September 30, 2005, the Company repurchased 70,600 shares of its outstanding common stock at prices ranging from $18.63 to $19.75 per share, for a total cost of $1,360,000.

The Bank's regulatory capital amounts and ratios are presented in the following table.

                                                                                                      To Be Well
                                                                               For Minimum         Capitalized Under
                                                                            Capital Adequacy       Prompt Corrective
                                                          Actual                Purposes           Action Provisions
                                                     -----------------   ----------------------   ------------------
                                                      Amount    Ratio     Amount       Ratio       Amount      Ratio
                                                     --------   ------   --------    ----------   --------    ------
                                                                         (Dollars in thousands)
As of September 30, 2005
Tangible capital, and ratio to
   adjusted total assets ........................    $170,419    8.02%   $ 31,856       1.50%          N/A      N/A
Tier I (core) capital, and ratio to
   adjusted total assets ........................    $170,419    8.02%   $ 84,949       4.00%     $106,186     5.00%
Tier I (core) capital, and ratio to
   risk-weighted assets .........................    $170,419   14.87%        N/A        N/A      $ 68,778     6.00%
Risk-based capital, and ratio to
   risk-weighted assets .........................    $176,359   15.39%   $ 91,704       8.00%     $114,630    10.00%

As of June 30, 2005
Tangible capital, and ratio to
   adjusted total assets ........................    $169,765    8.28%   $ 30,750       1.50%          N/A      N/A
Tier I (core) capital, and ratio to
   adjusted total assets ........................    $169,765    8.28%   $ 82,001       4.00%     $102,501     5.00%
Tier I (core) capital, and ratio to
   risk-weighted assets .........................    $169,765   15.29%        N/A        N/A      $ 66,614     6.00%
Risk-based capital, and ratio to
   risk-weighted assets .........................    $175,880   15.84%   $ 88,819       8.00%     $111,024    10.00%

The previous table reflects information for the Bank. Savings and loan holding companies, such as PennFed, are not subject to capital requirements for capital adequacy purposes or for prompt corrective action requirements. Bank holding companies, however, are subject to capital requirements established by the Board of Governors of the Federal Reserve System.

5. Restatement of Prior Year's Consolidated Statement of Cash Flows

The Consolidated Statement of Cash Flows for the three months ended September 30, 2004 has been restated to correct the classification of sales of loans initially originated by the Company for retention in its portfolio (as opposed to loans originated for the purpose of resale). The proceeds of such sales previously were accounted for in the Consolidated Statements of Cash Flows as operating activities and should have been reported as investing activities in accordance with Statement of Financial Accounting Standards No. 102, "Statement of Cash Flows, Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale."

The following table sets forth the data as previously reported in the Company's 10-Q for the three months ended September 30, 2004 and the data as restated:

                                                                            For the three months ended
                                                                                September 30, 2004
                                                                           ----------------------------
                                                                           As Previously
                                                                              Reported      As Restated
                                                                           ----------------------------
                                                                                  (In thousands)
Cash Flows from Operating Activities:
   Proceeds from sales of loans originated for sale ....................     $   4,486       $  2,631
   Originations of loans held for sale .................................            --         (2,612)
   Net cash provided by operating activities ...........................         7,260          2,793

Cash Flows from Investing Activities:
   Net outflow from loan originations net of principal repayments of
      loans ............................................................       (74,669)       (71,899)
   Proceeds from loans sold ............................................            --          1,854
   Net cash used in investing activities ...............................       (66,093)       (61,626)

Supplemental Schedule of Non-Cash Activities:
Transfer of loans receivable to loans held for sale, at lower of cost or
      market ...........................................................         4,462          1,850

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

Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowance will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Company's allowance for loan losses. These agencies may require the Company to record additions to the allowance level based upon their assessment of the information available to them at the time of examination.

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

The Company's loan portfolio growth is dependent primarily on its ability to provide the products and services that meet the needs of the customers in its market area. The Company offers fixed rate, adjustable rate and balloon mortgage loans for residential and commercial purposes, as well as home equity, consumer loans and non-mortgage business loans, with a variety of terms. Residential first mortgage loans are the largest part of the portfolio, representing approximately 78.8% at September 30, 2005. The level of interest rates also has a significant impact on the ability of the Company to originate loans and on the amount of prepayment activity experienced by the Company. Since June 30, 2005, the Company's net loans receivable and loans held for sale increased $57.7 million. This increase was primarily attributable to strong loan origination levels and to the absence of accelerated prepayments. During the three months ended September 30, 2005, the Company sold $20.8 million of fixed rate loans as a means to assist in the management of interest rate risk.

The retention and the recruitment of profitable deposit customers are vital to PennFed's ability to generate liquid funds and to support the growth of non-interest income. The number of deposit accounts at September 30, 2005 was relatively the same as the number of accounts at June 30, 2005, however, the average deposit balance per account, excluding wholesale certificates of deposit, has increased 1.8% since June 30, 2005. The Company offers a number of different deposit products and uses this product mix along with a strong focus on customer service to attract customers and to build depositor relationships. The level of interest rates also significantly affects the level of the Company's deposits. Since June 30, 2005, deposits increased $24.5 million, primarily due to a $33.0 million increase in retail certificates of deposit partially offset by an $8.4 million decrease in core deposits (checking, money market and savings accounts). Checking and money market account balances increased $16.4 million since June 30, 2005, while savings accounts decreased $24.9 million. The decrease in savings accounts since June 30, 2005 was attributable to a rise in short term interest rates, which has shifted savings account funds to certificates of deposit, as these deposits are more sensitive to shifts in rates.

The Company's future loan and deposit growth is, to a large extent, directly tied to the level of interest rates. If long-term interest rates rise, origination levels may be reduced from the prior periods. Growth in the loan pipeline will depend on the Company's ability to aggressively seek out customers in spite of the higher cost of borrowing for the customer. Loan growth driven by borrower demand will also depend on the strength of the economy in the Company's market area. With rising interest rates and/or deteriorating economic conditions, loan origination volumes would likely be lower than recent periods and a reduction in the prepayment of loans currently in portfolio would be expected. The Company has continued its loan sale strategy with respect to new residential loan product in order to assist in the management of interest rate risk associated with keeping longer-term loans on the balance sheet. With respect to deposits, while an increase in interest rates would increase the Company's cost of funds, it would also provide the Company with an additional opportunity for attracting depositors, some of whom may have sought higher returns with mutual funds and other non-deposit investment products when market rates were lower. The Company remains confident that by offering competitively priced products and by striving for superior service, it will be able to maintain profitable levels of loans and deposits.

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

Growth in the loan portfolio at a lower average yield and the higher cost of funds on deposits and other borrowings contributed to a compression in the net interest margin for the three months ended September 30, 2005, when compared to the prior year period. However, compared to the three months ended September 30, 2004, the lower level of loan prepayments and greater amount of loan originations during the three months ended September 30, 2005 positively impacted the Company's interest income and contributed to growth in the average balance of loans outstanding. Interest income for the three months ended September 30, 2005 increased $1.9 million, compared to the prior year period. The Company's interest income is primarily driven by interest earned on residential first mortgage loans, which increased $1.5 million for the three months ended September 30, 2005, when compared to the same period in the prior year. Higher cost of funds on deposits and other borrowings, due to the short term interest rate environment, combined with an increase in the average balance of deposits and other borrowings, were the primary factors responsible for an increase of $2.8 million in interest expense on deposits and borrowings for the current year period, when compared to the three months ended September 30, 2004. Overall, net interest income decreased $879,000 and the net interest margin decreased from 2.38% to $2.05% during the three months ended September 30, 2005 compared to the prior year period.

Non-interest income during the current year period increased $2.9 million, when compared to the level in the prior year period. During the three months ended September 30, 2005, increases in fees and service charges, net gain on sales of loans and income on BOLI were partially offset by a decrease in other non-interest income, when compared to the prior year period. Fees and service charges, primarily loan fees, accounted for the largest variance between the current and prior year periods. This variance was primarily due to a $2.7 million prepayment premium on a large-balance commercial real estate loan that was received during the three months ended September 30, 2005.

A number of factors were primarily responsible for the $1.6 million increase in non-interest expenses during the three months ended September 30, 2005, compared to the prior year period. The largest period-to-period variance was due to a $1.4 million prepayment penalty on certain Federal Home Loan Bank ("FHLB") of New York advances prepaid during the current year period. $35.0 million of FHLB of New York advances with a weighted average interest rate of 5.95% and a weighted average remaining term of 28 months were replaced with $35.0 million of new FHLB of New York advances with a weighted average interest rate of 4.20% and a weighted average remaining term of 43 months. In addition, current period expenses not occurring during the three months ended September 30, 2004 included acceleration of depreciation on branch automation system software no longer utilized, an increase in the Company's obligation under certain long-term benefit plans and increased costs associated with Sarbanes-Oxley compliance.

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

Financial Condition

Assets. Total assets increased $73.1 million to $2.124 billion at September 30, 2005 from total assets of $2.051 billion at June 30, 2005. This increase was primarily due to a $61.5 million increase in net loans receivable, reflecting strong loan origination levels and the absence of accelerated loan prepayment activity, and a $14.9 million increase in investment securities held to maturity.

Liabilities. Deposits increased $24.5 million to $1.364 billion at September 30, 2005 from $1.339 billion at June 30, 2005. This increase was primarily due to a $33.0 million increase in retail certificates of deposit partially offset by an $8.4 million decrease in core deposits (checking, savings, and money market accounts). At September 30, 2005, checking and money market accounts increased $16.4 million offset by a decrease in savings accounts of $24.9 million, when compared to June 30, 2005. At September 30, 2005, FHLB of New York advances and other borrowings totaled $573.6 million, reflecting a $50.2 million increase from the $523.4 million at June 30, 2005.

Stockholders' Equity. Stockholders' equity at September 30, 2005 totaled $125.9 million compared to $124.1 million at June 30, 2005. The increase primarily reflects the net income recorded for the three months ended September 30, 2005, partially offset by the repurchase of 70,600 shares of the Company's outstanding stock at an average price of $19.26 per share and the declaration of a cash dividend.

Results of Operations

General. For the three months ended September 30, 2005, net income was $4.1 million, or $0.30 per diluted share, compared to net income of $3.8 million, or $0.27 per diluted share, for the comparable prior year period.

Interest and Dividend Income. Interest and dividend income for the three months ended September 30, 2005 increased to $27.7 million from $25.8 million for the three months ended September 30, 2004. In general, the increase in interest and dividend income reflects a higher level of interest-earning assets due to strong loan originations and the slowdown in prepayments in the Company's loan and mortgage-backed securities portfolios during the current year period compared to the prior year period. Average interest-earning assets were $2.017 billion for the three months ended September 30, 2005, compared to $1.881 billion for the three months ended September 30, 2004. The average yield earned on interest-earning assets for the three months ended September 30, 2005 of 5.47% remained the same as the prior year period.

Interest income on residential one- to four-family mortgage loans for the three months ended September 30, 2005 increased $1.5 million when compared to the prior year period. The increase in interest income on residential one- to four-family mortgage loans was due to an increase in the average balance of residential one- to four-family mortgage loans outstanding of $130.2 million for the three months ended September 30, 2005, when compared to the prior year period, as the result of strong origination levels and a slowdown in prepayments. Somewhat offsetting the increase in the average balance of residential one- to four-family mortgage loans was a decrease in the average yield earned on this loan portfolio to 5.24% for the three months ended September 30, 2005 from 5.32% for the comparable prior year period, reflecting the payoff or refinance of higher yielding loans and the origination of lower yielding loans over the last twelve months.

Interest income on commercial and multi-family real estate loans decreased $87,000 for the three months ended September 30, 2005, when compared to the prior year period. The decrease in interest income on commercial and multi-family real estate loans was attributable to a decrease in the average outstanding balance on these loans. The average outstanding balance of commercial and multi-family real estate loans decreased $4.0 million for the three months ended September 30, 2005, when compared to the prior year period. In addition, the average yield earned on commercial and multi-family real estate loans decreased to 6.82% for the three months ended September 30, 2005, when compared to 6.88% for the three months ended September 30, 2004. As with other loans, the payoff of higher yielding loans and the origination of loans at lower market interest rates resulted in a decline in the yield on the commercial and multi-family real estate loan portfolio.

Interest income on consumer loans increased $556,000 for the three months ended September 30, 2005, when compared to the prior year period. The increase in interest income on consumer loans for the three months ended September 30, 2005 was partially due to an increase in the average yield earned on this portfolio. The average yield earned on consumer loans increased to 5.61% for the three months ended September 30, 2005 from 5.21% for the three months ended September 30, 2004. The increase in interest income on consumer loans is also due to an increase in the average balance outstanding on these loans. For the three months ended September 30, 2005, the average balance outstanding on consumer loans increased $30.7 million over the comparable prior year period.

Interest income on investment securities and other interest-earning assets increased $164,000 for the three months ended September 30, 2005, when compared to the prior year period. The increase in interest income on investment securities and other interest-earning assets for the three months ended September 30, 2005 was due to an increase in the average yield to 5.56% as compared to 5.42% for the three months ended September 30, 2004. The average outstanding balance of investment securities and other interest-earning assets remained relatively unchanged from the three months ended September 30, 2004 when compared to the three months ended September 30, 2005.

Interest income on the mortgage-backed securities portfolio decreased $265,000 for the three months ended September 30, 2005, when compared to the prior year period. The decrease in interest income on mortgage-backed securities for the three months ended September 30, 2005 was primarily due to a decrease in the average balance outstanding of $20.5 million for the three months ended September 30, 2005, when compared to the three months ended September 30, 2004. The average yield earned on mortgage-backed securities decreased slightly to 5.07% for the three months ended September 30, 2005 from 5.09% for the three months ended September 30, 2004.

Interest Expense. Interest expense increased $2.8 million for the three months ended September 30, 2005, when compared to the prior year period. For the three months ended September 30, 2005, the Company's cost of funds increased, as well as the balance of total average deposits and borrowings, when compared to the prior year period. The average rate on deposits and borrowings was 3.55% for the three months ended September 30, 2005, an increase from 3.22% for the prior year period, as a result of a rise in short-term market interest rates. Total average deposits and borrowings increased $136.6 million for the three months ended September 30, 2005, when compared to the three months ended September 30, 2004.

For the three months ended September 30, 2005, the average rate paid on deposits increased to 2.74% from 2.30% for the three months ended September 30, 2004. Average deposit balances increased $134.9 million to $1.342 billion for the three months ended September 30, 2005 from $1.207 billion for the comparable prior year period. The growth in deposits is partially reflective of the interest rate environment, the addition of the three new branches opened since January 2004 and the increase in wholesale certificates of deposit. In addition, deposit growth reflects the offering of attractive and competitive deposit products, which are promoted through various marketing strategies.

The average cost of FHLB of New York advances for the three months ended September 30, 2005 increased slightly to 5.74% from 5.71% for the three months ended September 30, 2004 due to the maturity of lower costing advances. The average balance of FHLB of New York advances decreased $15.8 million for the three months ended September 30, 2005, when compared to the prior year period. As a funding source to replace maturing FHLB of New York advances and because of the slowdown in prepayments on loans, the average balance of other borrowings increased $17.5 million for the three months ended September 30, 2005, when compared to the three months ended September 30, 2004. The average rate paid on other borrowings increased to 3.50% for the three months ended September 30, 2005, from 2.22% for the comparable prior year period, as a result of higher market interest rates.

Interest expense on junior subordinated debentures increased $151,000 for the three months ended September 30, 2005, when compared to the prior year period. The increase in interest expense was due to an increase in the average cost of these borrowings to 8.05% for the three months ended September 30, 2005 from 6.66% for the prior year period. The average balance of junior subordinated debentures increased $45,000 for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.

Net Interest and Dividend Income. Net interest and dividend income before provision for loan losses for the three months ended September 30, 2005 was $10.2 million compared to $11.1 million recorded in the prior year period. For the three months ended September 30, 2005, average net interest-earning assets decreased $259,000 when compared to the three months ended September 30, 2004. The net interest rate spread and net interest margin for the three months ended September 30, 2005 were 1.92% and 2.05%, respectively, a decrease from 2.25% and 2.38% for the three months ended September 30, 2004. The net interest margin compressed during the current year period when compared to the prior year period principally due to growth in the loan portfolio at relatively lower returns coupled with the upward repricing of certain deposits and borrowings.

Provision for Loan Losses. There was no provision for loan losses recorded for the three months ended September 30, 2005 and 2004, which is consistent with the Company's historically low levels of non-accruing loans and loan chargeoffs. Management believes that the current allowance for loan losses is adequate to absorb probable losses on existing loans that may become uncollectible. The allowance for loan losses at September 30, 2005 was $5.9 million compared to $6.1 million at June 30, 2005. The allowance for loan losses as a percentage of non-accruing loans was 296.10% at September 30, 2005, compared to 231.00% at June 30, 2005. Non-accruing loans were $2.0 million at September 30, 2005 compared to $2.6 million at June 30, 2005. The allowance for loan losses as a percentage of total loans at September 30, 2005 was 0.39% compared to 0.41% at June 30, 2005, primarily due to the increase in the balance of the overall loan portfolio. See the discussion on the allowance for loan losses in this Form 10-Q under "Critical Accounting Policies".

Non-Interest Income. For the three months ended September 30, 2005, non-interest income was $4.0 million compared to $1.1 million for the prior year period. The increase in non-interest income for the three months ended September 30, 2005 was primarily due to an increase in fees and service charges, when compared to the prior year period.

Fee and service charge income for the three months ended September 30, 2005 was $3.5 million, reflecting an increase of $2.7 million from the $726,000 recorded for the prior year period. Fees and service charges increased during the three months ended September 30, 2005 primarily due to a prepayment premium of $2.7 million earned on the payoff of a large-balance commercial real estate loan.

During the three months ended September 30, 2005, the net gain on sales of loans was $122,000 compared to $24,000 for the three months ended September 30, 2004. Approximately $20.8 million of fixed rate one- to four-family residential mortgage loans were sold into the secondary market and to other financial institutions during the three months ended September 30, 2005. During the three months ended September 30, 2004, approximately $4.5 million of fixed rate one- to four-family residential mortgage loans were sold into the secondary market and to other financial institutions.

Non-Interest Expenses. Non-interest expenses for the three months ended September 30, 2005 were $7.8 million, or 1.49% of average assets. For the comparable prior year period, non-interest expenses were $6.1 million, or 1.26% of average assets. The current period expense level reflects $1.4 million of penalties associated with prepaying $35.0 million of FHLB of New York advances, $259,000 of increased obligation under certain long-term benefit plans and $372,000 of accelerated depreciation expense for branch automation system software that is no longer used. In addition, costs associated with regulatory burden, especially compliance with Sarbanes-Oxley Section 404, continue to require additional expenditures.

Income Tax Expense. Income tax expense was relatively unchanged at $2.3 million for the three months ended September 30, 2005 and the three months ended September 30, 2004. However, the effective tax rate for the three months ended September 30, 2005 was 35.7% compared to 37.4 % for the three months ended September 30, 2004. The increase in the effective tax rate for the prior year period was primarily due to adjustments in valuation allowances established against state deferred tax assets.

Analysis of Net Interest Income

The following table sets forth certain information relating to the Company's Consolidated Statements of Financial Condition and the Consolidated Statements of Income for the three months ended September 30, 2005 and 2004 and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived from average daily balances. The average balance of loans receivable includes non-accruing loans. The yields and costs include fees, which are considered adjustments to yields.

                                                                         Three Months Ended September 30,
                                                     ------------------------------------------------------------------------
                                                                      2005                                  2004
                                                     -----------------------------------   -----------------------------------
                                                       Average      Interest                 Average      Interest
                                                     Outstanding     Earned/     Yield/    Outstanding     Earned/     Yield/
                                                       Balance        Paid      Rate (1)     Balance        Paid      Rate (1)
                                                     -----------   ----------   --------   -----------   ----------   --------
                                                                             (Dollars in thousands)
Interest-earning assets:
   One- to four-family mortgage loans .............  $ 1,174,141   $   15,429       5.24%  $ 1,043,983   $   13,919       5.32%
   Commercial and multi-family real estate loans ..      166,557        2,901       6.82       170,603        2,988       6.88
   Consumer loans .................................      150,354        2,126       5.61       119,621        1,570       5.21
                                                     -----------   ----------              -----------   ----------
      Total loans receivable ......................    1,491,052       20,456       5.46     1,334,207       18,477       5.51

   Investment securities and other ................      450,404        6,263       5.56       450,365        6,099       5.42
   Mortgage-backed securities .....................       76,028          964       5.07        96,538        1,229       5.09
                                                     -----------   ----------              -----------   ----------
      Total interest-earning assets ...............    2,017,484   $   27,683       5.47     1,881,110   $   25,805       5.47
                                                                   ==========                            ==========

Non-interest earning assets .......................       69,777                                61,912
                                                     -----------                           -----------
      Total assets ................................  $ 2,087,261                           $ 1,943,022
                                                     ===========                           ===========

Deposits and borrowings:
   Money market and demand deposits ...............  $   229,677   $      678       1.17%  $   167,246   $       95       0.23%
   Savings deposits ...............................      376,191        2,422       2.55       428,319        2,416       2.24
   Certificates of deposit ........................      735,938        6,157       3.32       611,354        4,501       2.92
                                                     -----------   ----------              -----------   ----------
      Total deposits ..............................    1,341,806        9,257       2.74     1,206,919        7,012       2.30

   FHLB of New York advances ......................      417,185        6,117       5.74       432,992        6,315       5.71
   Other borrowings ...............................      140,846        1,258       3.50       123,338          699       2.22
   Junior subordinated debentures .................       42,087          859       8.05        42,042          708       6.66
                                                     -----------   ----------              -----------   ----------
      Total deposits and borrowings ...............    1,941,924   $   17,491       3.55     1,805,291   $   14,734       3.22
                                                                   ==========                            ==========

Other liabilities .................................       19,330                                17,785
                                                     -----------                           -----------
      Total liabilities ...........................    1,961,254                             1,823,076
Stockholders' equity ..............................      126,007                               119,946
                                                     -----------                           -----------
      Total liabilities and stockholders' equity ..  $ 2,087,261                           $ 1,943,022
                                                     ===========                           ===========

Net interest income and net interest rate spread ..                $   10,192       1.92%                $   11,071       2.25%
                                                                   ==========   ========                 ==========   ========

Net interest-earning assets and net interest
   margin .........................................  $    75,560                    2.05%  $    75,819                    2.38%
                                                     ===========                ========   ===========                ========

Ratio of interest-earning assets to deposits and
   borrowings .....................................                               103.89%                               104.20%
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

                                                   Three Months Ended September 30, 2005 vs. 2004
                                                   ----------------------------------------------
                                                             Increase (Decrease) Due to
                                                   ----------------------------------------------
                                                                                         Total
                                                                             Rate/      Increase
                                                    Volume       Rate       Volume     (Decrease)
                                                   --------    --------    --------    ----------
                                                                   (In thousands)

Interest-earning assets:
   One- to four-family mortgage loans ..........   $  1,745    $   (209)   $    (26)   $    1,510
   Commercial and multi-family real estate loans        (62)        (26)          1           (87)
   Consumer loans ..............................        405         120          31           556
                                                   --------    --------    --------    ----------
      Total loans receivable ...................      2,088        (115)          6         1,979
   Investment securities and other .............          1         163          --           164
   Mortgage-backed securities ..................       (261)         (5)          1          (265)
                                                   --------    --------    --------    ----------
      Total interest-earning assets ............   $  1,828    $     43    $      7    $    1,878
                                                   ========    ========    ========    ==========

Deposits and borrowings:
   Money market and demand deposits ............   $     36    $    400    $    147    $      583
   Savings deposits ............................       (292)        338         (40)            6
   Certificates of deposit .....................        920         611         125         1,656
                                                   --------    --------    --------    ----------
      Total deposits ...........................        664       1,349         232         2,245
   FHLB of New York advances ...................       (229)         32          (1)         (198)
   Other borrowings ............................         97         406          56           559
   Junior subordinated debentures ..............          1         150          --           151
                                                   --------    --------    --------    ----------
      Total deposits and borrowings ............   $    533    $  1,937    $    287    $    2,757
                                                   ========    ========    ========    ==========

 Net change in net interest income .............   $  1,295    $ (1,894)   $   (280)   $     (879)
                                                   ========    ========    ========    ==========

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

                                                                            September 30,   June 30,
                                                                                 2005         2005
                                                                            -------------   --------
                                                                             (Dollars in thousands)
Non-accruing loans:
   One- to four-family ..................................................   $         752   $  1,713
   Commercial and multi-family ..........................................           1,239        904
   Consumer .............................................................               7          2
                                                                            -------------   --------
      Total non-accruing loans ..........................................           1,998      2,619

Real estate owned, net ..................................................             477         --
                                                                            -------------   --------

      Total non-performing assets/risk elements .........................   $       2,475   $  2,619
                                                                            =============   ========

Non-accruing loans as a percentage of total loans .......................            0.13%      0.18%
                                                                            =============   ========

Non-performing assets/risk elements as a percentage of total assets .....            0.12%      0.13%
                                                                            =============   ========

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

At September 30, 2005, the Company's total deposits and borrowings maturing or repricing within one year exceeded its total interest-earning assets maturing or repricing within one year by $377.8 million, representing a one year negative gap of 17.79% of total assets, compared to a one year negative gap of $166.8 million, or 8.13%, of total assets at June 30, 2005. The Company's gap position changed from June 30, 2005 as the estimated short-term cash flows for the Company's interest-bearing liabilities have exceeded the estimated cash flows from interest-earning assets. With respect to assets, the projected redemption of callable U.S. government agency securities extended beyond one year with the rise in market rates, while prepayment expectations on loans and mortgage-backed securities have declined. For liabilities, growth in short-term retail certificates of deposit and other wholesale borrowings due within one year, as well as a shift in core deposit balances from longer duration savings accounts to shorter duration money market accounts, have contributed to the increase in the negative gap.

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

Net Portfolio Value. The Company's interest rate sensitivity is regularly monitored by management through additional interest rate risk ("IRR") measures, including an IRR "Exposure Measure" or "Post-Shock" NPV ratio and a "Sensitivity Measure." A low Post-Shock NPV ratio indicates greater exposure to IRR. Greater exposure can result from a high sensitivity to changes in interest rates. The Sensitivity Measure is the change in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. Office of Thrift Supervision ("OTS") guidelines would characterize an institution with a Post Shock ratio of less than 4% to have "high" interest rate risk if the Sensitivity Measure is greater than 2%. At least quarterly, and generally monthly, management models the change in net portfolio value ("NPV") over a variety of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. An NPV ratio, in any interest rate scenario, is defined as the NPV in that rate scenario divided by the market value of assets in the same scenario. Assumptions used in calculating interest rate sensitivity are periodically reviewed and modified as appropriate.

As of September 30, 2005, the Bank's internally generated initial NPV ratio was 9.74%. Following a 2% increase in interest rates, the Bank's Post-Shock NPV ratio was 7.30%. The change in the NPV ratio, or the Bank's Sensitivity Measure, was negative 2.44%. As of September 30, 2005, the Company's internally generated initial NPV ratio was 9.61%, the Post-Shock ratio was 6.93%, and the Sensitivity Measure was negative 2.68%. As of June 30, 2005, the Bank's Post-Shock NPV ratio and Sensitivity Measure were 8.33% and negative 1.86%, respectively, and the Company's Post-Shock NPV ratio and Sensitivity Measure were 8.27% and negative 1.70%, respectively. Both the Post-Shock NPV ratio and the Sensitivity Measure deteriorated since June 30, 2005. The deterioration in the Sensitivity Measure is primarily attributable to a rise in the projected duration of assets and an increase in the sensitivity of FHLB of New York convertible advances. Asset duration increased principally due to a shift in the projected redemption date of U.S. government agency securities to beyond one year, as well as a decline in prepayment estimates that resulted from a rise in longer term market rates. Higher market rates improved retail deposit and wholesale borrowing values but reduced their average duration. Variances between the Bank's and the Company's NPV ratios are attributable to balance sheet items which are eliminated during consolidation, such as investments, intercompany borrowings and capital.

Internally generated NPV measurements are based on simulations which utilize institution specific assumptions, including discount and decay rates, and generally result in lower levels of presumed interest rate risk than OTS measurements indicate.

The OTS measures the Bank's IRR on a quarterly basis using data from the quarterly Thrift Financial Reports filed by the Bank with the OTS, coupled with non-institution specific assumptions which are based on national averages. As of June 30, 2005 (the latest date for which information is available), the Bank's initial NPV ratio, as measured by the OTS, was 8.86%, the Bank's Post-Shock ratio was 5.35% and the Sensitivity Measure was negative 3.51%.

In addition to monitoring NPV and gap, management also monitors the duration of assets and liabilities and the effects on net interest income resulting from parallel and non-parallel increases or decreases in rates.

At September 30, 2005, based on its internally generated simulation models, the Company's consolidated net interest income projected for one year forward would decrease 13% from the base case, or current market, as a result of an immediate and sustained 2% increase in interest rates. Although interest rates are not expected to rise 2% immediately, projections over the next year assume a rise in interest rates and a slight tightening followed by a slight widening of the rate spread between the 3-month U.S. treasury bill and the 10-year U.S. treasury bond. If short term rates rise more quickly than long term rates, interest rate risk measures would be expected to improve, but earnings would likely be negatively affected.

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

The Company's cash inflows for the three months ended September 30, 2005 included $21.0 million of proceeds from the sale of loans, a $23.7 million increase in deposits (net of accrued interest payable), a $95.2 million increase in FHLB of New York advances and other borrowings, including short term borrowings, and principal repayments of loans and mortgage-backed securities. During the three months ended September 30, 2005, the cash provided was used to repay $45.0 million of maturing FHLB of New York advances and other borrowings and to fund investing activities, which included the origination of loans and the purchase of $15.0 million of investment securities.

The Company's cash inflows for the three months ended September 30, 2004 included $4.5 million of proceeds from the sale of loans, principal repayments of loans and mortgage-backed securities, a $47.2 million increase in deposits (net of accrued interest payable) and a $62.4 million increase in FHLB of New York advances and other borrowings, including short term borrowings. During the three months ended September 30, 2004, the cash provided was used to repay $50.0 million of maturing FHLB of New York advances and other borrowings and to fund the origination of loans.

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

Item 4. Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures:

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Act")) was carried out as of September 30, 2005 under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)   Changes in Internal Controls:

During the quarter ended September 30, 2005, no change occurred in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

In connection with its review of the Company's consolidated financial statements for the quarter ended December 31, 2004, KPMG LLP, the Company's independent registered public accounting firm, discussed with the Company's management the applicability of Statement of Financial Accounting Standards ("SFAS") No. 102, Statement of Cash Flows, Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale. In previously issued consolidated statements of cash flows, the Company had accounted for all loan sale activity as operating activities. SFAS No. 102 provides that sales of loans initially originated by the Company for retention in its portfolio (as opposed to loans originated for the purpose of resale) must be accounted for in the statements of cash flows as investing activities. Beginning with its consolidated financial statements for the quarter ended December 31, 2004, the Company has accounted for its loan sale activities in the statements of cash flows in the manner required by SFAS No. 102 and corrected the classification in prior period statements to be consistent with this presentation. At the time of the filing of the December 31, 2004 Form 10-Q, the Company deemed the change to be a reclassification - not an error requiring restatement; accordingly, no Form 8-K to report the change was then required.

On August 31, 2005, in connection with the preparation of the June 30, 2005 Form 10-K, management revisited the reclassification item in discussions with Deloitte & Touche LLP, the Company's former independent registered public accounting firm, and KPMG LLP. Following these discussions, management concluded that restatement of the previously filed consolidated statements of cash flows was appropriate. Management informed the Audit Committee of the Board of Directors of the Company of these discussions and its conclusion at the meeting of the Audit Committee on September 1, 2005. In order to ensure the effectiveness of the Company's disclosure controls and procedures, senior management advised the key personnel involved in the preparation and review of the Company's financial statements of the correct method of accounting for the origination and sale of loans in accordance with SFAS No. 102.

The Company's restated consolidated statement of cash flows for the three months ended September 30, 2004 appears in this Form 10-Q under Item 1. Financial Statements, and the affected components are shown in Note 5 in the Notes to Consolidated Financial Statements. The restatement caused net cash provided by operating activities to decrease, and net cash used in investing activities to decrease, dollar for dollar, by $4,467,000 for the three months ended September 30, 2004. The restatement had no effect on net cash provided by financing activities or the net change in cash and cash equivalents for that period.

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

PART II - Other Information

Item 1.   Legal Proceedings
          None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

          The following table summarizes the Company's stock repurchase activity for each month during the three months ended September 30, 2005. All shares repurchased during the three months ended September 30, 2005 were repurchased in the open market.

                                                                Total Number        Maximum Number
                                Total Number     Average    of Shares Purchased   of Shares that May
                                 of Shares     Price Paid   as Part of Publicly    Yet Be Purchased
Repurchases for the Month        Repurchased    Per Share     Announced Plan        Under the Plan
-----------------------------   ------------   ----------   -------------------   ------------------
July 1 - July 31, 2005 ......             --           --                    --        391,000
Aug. 1 - Aug. 31, 2005 ......         20,900   $    19.07                20,900        370,100
Sept. 1 - Sept. 30, 2005 ....         49,700   $    19.34                49,700        320,400
                                ------------   ----------   -------------------
Total repurchases ...........         70,600   $    19.26                70,600
                                ============   ==========   ===================

          At September 30, 2005, the Company had one repurchase plan under which it had not yet completed all approved repurchases. This repurchase plan was publicly announced February 23, 2005 and authorized the Company to repurchase up to 5%, or 675,000, of its outstanding shares over the following 18 months.

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

                                PENNFED FINANCIAL SERVICES, INC.
                                --------------------------------


Date: November 9, 2005          By: /s/ Joseph L. LaMonica
                                    --------------------------------------------
                                    Joseph L. LaMonica
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date: November 9, 2005          By: /s/ Claire M. Chadwick
                                    --------------------------------------------
                                    Claire M. Chadwick
                                    Senior Executive Vice President,
                                    Chief Financial Officer and Controller
                                    (Principal Financial and Accounting Officer)

                                            EXHIBIT INDEX

Regulation                                                                                    Reference to
   S-K                                                                                        Prior Filing
  Exhibit                                                                                      or Exhibit
  Number                                       Document                                          Number
-----------------------------------------------------------------------------------------------------------
   2         Plan of acquisition, reorganization, arrangement, liquidation or succession          None
   3(i)      Articles of Incorporation                                                             (a)
   3(ii)     Bylaws                                                                                (a)
   4         Instruments defining the rights of security holders, including indentures             (b)
   4(i)      Stockholder Protection Rights Agreement                                               (c)
   10        Material contracts:
             (i)    1994 Amended and Restated Stock Option and Incentive Plan                      (d)
             (ii)   Employment Agreement with Joseph L. LaMonica                                   (e)
             (iii)  Employment Agreement with Patrick D. McTernan                                  (e)
             (iv)   Employment Agreement with Jeffrey J. Carfora                                   (e)
             (v)    Employment Agreement with Claire M. Chadwick                                   (e)
             (vi)   Employment Agreement with Maria F. Magurno                                     (e)
             (vii)  Supplemental Executive Retirement Plan                                         (f)
                     (a) First Amendment to the Supplemental Executive Retirement Plan             (g)
                     (b) Second Amendment to the Supplemental Executive Retirement Plan            (h)
             (viii) Amended and Restated Supplemental Executive Death Benefit Plan                 (h)
             (ix)   Outside Directors' Retirement Plan                                             (f)
             (x)    Form of Consulting Agreement                                                   (f)
             (xi)   Description of Named Executive Officer Salary and Bonus Arrangements           (i)
             (xii)  Description of Director Fees                                                   (i)
             (xiii) Description of Long-Term Care Insurance Program                                (i)
   11        Statement re: computation of per share earnings                                       (j)
   18        Letter re: change in accounting principles                                           None
   19        Report furnished to security holders                                                 None
   22        Published report regarding matters submitted to vote of security holders             None
   23        Consents of independent registered public accounting firm and counsel                None
   24        Power of Attorney                                                                    None
   31.1      Certification Required by Securities Exchange Act of 1934 Rule 13a-14(a)
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

   (i) Filed as an exhibit to the Company's Form 10-K under the Securities Exchange Act of 1934, filed with the Securities and Exchange Commission on September 13, 2005 (File No. 0-24040). Such previously filed document is hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

   (j) Refer to Footnote 3., "Computation of Earnings Per Share ("EPS")" included in the September 30, 2005 Form 10-Q.