Form 10-Q
period 2005-12-31
PENNFED FINANCIAL SERVICES INC
filed 2006-02-09
CIK 920945

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005
                               -------------------------------------------------

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

                                 (973) 669-7366
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|.  Accelerated filer |X|.  Non-accelerated filer |_|.

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

     As of February 3, 2006, there were issued and outstanding 12,989,650 shares of the Registrant's Common Stock.

                PennFed Financial Services, Inc. and Subsidiaries
                                    Form 10-Q

                               Contents of Report

                                                                                    Page
                                                                                  Number
                                                                                  ------
PART I - FINANCIAL INFORMATION
------------------------------
   Item 1. - Financial Statements
           Consolidated Statements of Financial Condition - December 31, 2005
             (unaudited) and June 30, 2005                                             3
           Consolidated Statements of Income (unaudited) - For the three and
             six months ended December 31, 2005 and 2004                               4
           Consolidated Statements of Comprehensive Income, (unaudited) - For
             the three and six months ended December 31, 2005 and 2004                 5
           Consolidated Statements of Changes in Stockholders' Equity (unaudited) -
             For the six months ended December 31, 2005 and 2004                       6
           Consolidated Statements of Cash Flows (unaudited) - For the six months
             ended December 31, 2005 and 2004                                          7
           Notes to Consolidated Financial Statements  (unaudited)                     9
   Item 2. - Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                    11
   Item 3. - Quantitative and Qualitative Disclosures About Market Risk               23
   Item 4. - Controls and Procedures                                                  23
PART II - OTHER INFORMATION
---------------------------
   Item 1. - Legal Proceedings                                                        25
   Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds              25
   Item 3. - Defaults Upon Senior Securities                                          25
   Item 4. - Submission of Matters to a Vote of Security Holders                      25
   Item 5. - Other Information                                                        25
   Item 6. - Exhibits                                                                 26
SIGNATURES                                                                            27
----------
EXHIBITS
--------
   Exhibit Index                                                                      28
   Exhibit 31.1 - Certification Required by Securities Exchange Act of 1934 Rule
     13a -14 (a) (Chief Executive Officer)                                            30
   Exhibit 31.2 - Certification Required by Securities Exchange Act of 1934
     Rule 13a -14 (a) (Chief Financial Officer)                                       31
   Exhibit 32 - Certifications Required by Section 1350 of Title 18 of the
     United States Code                                                               32

PART I - Financial Information
Item 1.  Financial Statements

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

                                                                                   December 31,   June 30,
                                                                                       2005         2005
                                                                                    ----------   ----------
                                                                                   (unaudited)   (audited)
                                                                                    (Dollars in thousands)
ASSETS
Cash and cash equivalents .......................................................   $   17,988   $   15,220
Investment securities available for sale, at market value, amortized cost of
     $4,946 and $4,849 at December 31, 2005 and June 30, 2005 ...................        4,987        5,011
Investment securities held to maturity, at amortized cost, market value of
     $413,059 and $406,726 at December 31, 2005 and June 30, 2005 ...............      420,418      405,498
Mortgage-backed securities held to maturity, at amortized cost, market value
     of $68,503 and $79,109 at December 31, 2005 and June 30, 2005 ..............       68,978       78,201
Loans held for sale .............................................................          242        4,826
Loans receivable, net of allowance for loan losses of $5,913 and $6,050
     at December 31, 2005 and June 30, 2005 .....................................    1,563,078    1,460,654
Premises and equipment, net .....................................................       20,265       20,903
Real estate owned, net ..........................................................          502           --
Federal Home Loan Bank of New York stock, at cost ...............................       25,028       22,391
Accrued interest receivable, net ................................................       10,459        9,808
Bank owned life insurance ("BOLI") ..............................................       23,637       23,202
Other assets ....................................................................        5,683        4,837
                                                                                    ----------   ----------
                                                                                    $2,161,265   $2,050,551
                                                                                    ==========   ==========
LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
     Deposits ...................................................................   $1,386,375   $1,339,491
     Federal Home Loan Bank of New York advances ................................      450,465      415,465
     Other borrowings ...........................................................      141,770      107,952
     Junior Subordinated Deferrable Interest Debentures, net of unamortized issuance expenses of $1,196 and $1,218 at December 31, 2005 and
       June 30, 2005 ............................................................       42,104       42,082
     Mortgage escrow funds ......................................................       10,262       10,398
     Accounts payable and other liabilities .....................................        6,117       11,109
                                                                                    ----------   ----------
     Total liabilities ..........................................................    2,037,093    1,926,497
                                                                                    ----------   ----------


Stockholders' Equity:
     Serial preferred stock, $.01 par value, 7,000,000 shares authorized,
         no shares issued .......................................................           --           --
     Common stock, $.01 par value, 15,000,000 shares authorized, 13,015,782 and 13,280,038 shares issued and outstanding at December 31, 2005
          and June 30, 2005 .....................................................          130          133
     Additional paid-in capital .................................................       38,703       39,092
     Retained earnings ..........................................................       85,315       84,734
     Accumulated other comprehensive income, net of taxes .......................           24           95
                                                                                    ----------   ----------
     Total stockholders' equity .................................................      124,172      124,054
                                                                                    ----------   ----------
                                                                                    $2,161,265   $2,050,551
                                                                                    ==========   ==========

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Income

                                                              Three months ended             Six months ended
                                                                 December 31,                   December 31,
                                                          ---------------------------   ----------------------------
                                                              2005           2004           2005            2004
                                                          ------------   ------------   ------------    ------------
                                                                  (unaudited)                   (unaudited)
                                                                (Dollars in thousands, except per share amounts)
Interest and Dividend Income:
     Interest and fees on loans .......................   $     21,112   $     18,820   $     41,568    $     37,297
     Interest and dividends on investment securities ..          6,329          6,023         12,592          12,121
     Interest on mortgage-backed securities ...........            909          1,156          1,873           2,386
                                                          ------------   ------------   ------------    ------------
                                                                28,350         25,999         56,033          51,804
                                                          ------------   ------------   ------------    ------------
Interest Expense:
     Deposits .........................................         10,198          7,312         19,455          14,324
     Borrowed funds ...................................          7,619          7,008         14,994          14,022
     Junior subordinated deferrable interest debentures            898            740          1,757           1,448
                                                          ------------   ------------   ------------    ------------
                                                                18,715         15,060         36,206          29,794
                                                          ------------   ------------   ------------    ------------
Net Interest and Dividend Income Before Provision
     for Loan Losses ..................................          9,635         10,939         19,827          22,010
Provision for Loan Losses .............................             --             --             --              --
                                                          ------------   ------------   ------------    ------------
Net Interest and Dividend Income After Provision
     for Loan Losses ..................................          9,635         10,939         19,827          22,010
                                                          ------------   ------------   ------------    ------------

Non-Interest Income:
     Fees and service charges .........................            704            867          4,174           1,593
     Income on BOLI ...................................            219            121            435             249
     Net gain on sales of loans .......................             21             70            143              94
     Net gain (loss) from real estate operations ......              2            157             (1)            157
     Other ............................................            153            140            334             362
                                                          ------------   ------------   ------------    ------------
                                                                 1,099          1,355          5,085           2,455
                                                          ------------   ------------   ------------    ------------
Non-Interest Expenses:
     Compensation and employee benefits ...............          3,067          3,079          6,326           6,272
     Extinguishment of debt ...........................             --             --          1,351              --
     Equipment ........................................            538            543          1,509           1,078
     Net occupancy expense ............................            594            559          1,179           1,098
     Advertising ......................................            165            227            299             394
     Federal deposit insurance premium ................             45             43             87              84
     Amortization of intangible assets ................             --            454             --             907
     Other ............................................            979          1,276          2,390           2,467
                                                          ------------   ------------   ------------    ------------
                                                                 5,388          6,181         13,141          12,300
                                                          ------------   ------------   ------------    ------------

Income Before Income Taxes ............................          5,346          6,113         11,771          12,165
Income Tax Expense ....................................          1,892          2,133          4,185           4,397
                                                          ------------   ------------   ------------    ------------
Net Income ............................................   $      3,454   $      3,980   $      7,586    $      7,768
                                                          ============   ============   ============    ============

Weighted average number of common shares outstanding:
     Basic ............................................     13,086,856     13,718,508     13,175,181      13,727,069
                                                          ============   ============   ============    ============
     Diluted ..........................................     13,509,140     14,114,728     13,604,862      14,187,618
                                                          ============   ============   ============    ============

Net income per common share:
     Basic ............................................   $       0.26   $       0.29   $       0.58    $       0.57
                                                          ============   ============   ============    ============
     Diluted ..........................................   $       0.26   $       0.28   $       0.56    $       0.55
                                                          ============   ============   ============    ============

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

                                                                Three months ended     Six months ended
                                                                    December 31,         December 31,
                                                                ------------------    ------------------
                                                                  2005       2004      2005       2004
                                                                -------    -------    -------    -------
                                                                    (unaudited)          (unaudited)
                                                                            (In thousands)

Net income ..................................................   $ 3,454    $ 3,980    $ 7,586    $ 7,768

Other comprehensive income (loss), net of tax:
   Unrealized holding gains (losses) arising during period on
    investment securities available for sale, net of tax ....       (17)        (8)       (71)        46
                                                                -------    -------    -------    -------
Comprehensive income ........................................   $ 3,437    $ 3,972    $ 7,515    $ 7,814
                                                                =======    =======    =======    =======


See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

                                                 For the Six Months Ended December 31, 2005 and 2004
                                                 ---------------------------------------------------
                                                                     (unaudited)

                                                                                       Accumulated
                                        Serial                  Additional                Other
                                       Preferred    Common       Paid-In    Retained  Comprehensive
                                         Stock       Stock       Capital    Earnings      Income       Total
                                       ---------   ---------    ---------   ---------    ---------   ---------
                                                    (Dollars in thousands, except per share amounts)

Balance at June 30, 2004 ...........   $      --   $       9    $  42,839   $  75,523    $      28   $ 118,399
Repurchase of 359,400
  outstanding shares ...............                      (2)        (896)     (4,828)                  (5,726)
Issuance of 432,306 shares of
  stock for options exercised and
  Dividend Reinvestment Plan
  ("DRP") ..........................                       2        1,079         247                    1,328
Tax benefit from stock option plan .                                2,863                                2,863
Cash dividends of $0.10 per
  common share .....................                                           (1,343)                  (1,343)
Unrealized holding gains on
  investment securities available
  for sale, net of income taxes
  of $31 ...........................                                                            46          46
Two-for-one split in the form of
  a 100% stock dividend ............                     128                     (128)                      --
Net income for the six months
  ended December 31, 2004 ..........                                            7,768                    7,768
                                       ---------   ---------    ---------   ---------    ---------   ---------
Balance at December 31, 2004 .......   $      --   $     137    $  45,885   $  77,239    $      74   $ 123,335
                                       =========   =========    =========   =========    =========   =========


Balance at June 30, 2005 ...........   $      --   $     133    $  39,092   $  84,734    $      95   $ 124,054
Repurchase of 327,200
  outstanding shares ...............                      (3)        (815)     (5,333)                  (6,151)
Issuance of 62,944 shares of
  stock for options exercised and
  DRP ..............................                                  157         131                      288
Tax benefit from stock option plan .                                  269                                  269
Cash dividends of $0.14 per
  common share .....................                                           (1,803)                  (1,803)
Unrealized holding losses on
  investment securities available
  for sale, net of income taxes
  of $(50) .........................                                                           (71)        (71)
Net income for the six months
  ended December 31, 2005 ..........                                            7,586                    7,586
                                       ---------   ---------    ---------   ---------    ---------   ---------
Balance at December 31, 2005 .......   $      --   $     130    $  38,703   $  85,315    $      24   $ 124,172
                                       =========   =========    =========   =========    =========   =========

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

                                                                            Six months ended December 31,
                                                                            -----------------------------
                                                                                2005            2004
                                                                            -----------    --------------
                                                                              (unaudited)  (unaudited)
                                                                                    (In thousands)
Cash Flows from Operating Activities:
     Net income ............................................................   $   7,586    $   7,768
     Adjustments to reconcile net income to net cash provided by operating activities:
     Net gain on sales of loans ............................................        (143)         (94)
     Proceeds from sales of loans originated for sale ......................       4,857        2,771
     Originations of loans held for sale ...................................      (4,078)      (5,333)
     Net gain on sales of real estate owned ................................          --         (157)
     Amortization of investment and mortgage-backed securities
       premium, net ........................................................         219          138
     Depreciation and amortization .........................................       1,303          906
     Tax benefit related to stock options ..................................         269        2,863
     Amortization of intangible assets .....................................          --          907
     Amortization of premiums on loans and loan fees .......................       1,007          900
     Amortization of junior subordinated debentures issuance costs .........          22           22
     Income on BOLI ........................................................        (435)        (249)
     Increase in accrued interest receivable, net of accrued
       interest payable ....................................................        (921)        (855)
     (Increase) decrease in other assets ...................................        (846)         147
     Decrease in accounts payable and other liabilities ....................      (4,942)      (3,697)
     Decrease in mortgage escrow funds .....................................        (136)      (2,722)
     Other, net ............................................................          --            5
                                                                               ---------    ---------
     Net cash provided by operating activities .............................       3,762        3,320
                                                                               ---------    ---------

Cash Flows from Investing Activities:
     Proceeds from maturities of investment securities held to maturity ....          --       12,929
     Purchases of investment securities held to maturity ...................     (14,977)     (10,000)
     Purchases of investment securities available for sale .................         (97)         (85)
     Proceeds from principal repayments of mortgage-backed securities
       held to maturity ....................................................       9,061       12,117
     Net outflow from loan originations net of principal repayments of loans    (123,492)     (90,520)
     Proceeds from loans sold ..............................................      23,531        6,502
     Purchases of premises and equipment ...................................        (665)        (401)
     Net inflow (outflow) from real estate owned activity ..................         (24)         630
     Purchases of BOLI .....................................................          --      (10,000)
     (Purchases) redemptions of Federal Home Loan Bank of New York stock ...      (2,637)       1,671
                                                                               ---------    ---------
     Net cash used in investing activities .................................    (109,300)     (77,157)
                                                                               ---------    ---------

Cash Flows from Financing Activities:
     Net increase in deposits ..............................................      47,154       66,270
     Proceeds from advances from the Federal Home Loan Bank of New York
       and other borrowings ................................................     100,000       29,475
     Repayment of advances from the Federal Home Loan Bank of New
       York and other borrowings ...........................................     (65,000)     (50,000)
     Increase in other short term borrowings ...............................      33,818       33,803
     Cash dividends paid ...................................................      (1,803)      (1,343)
     Repurchases of outstanding shares, net of reissuances .................      (5,863)      (4,398)
                                                                               ---------    ---------
     Net cash provided by financing activities .............................     108,306       73,807
                                                                               ---------    ---------
Net Increase (Decrease) in Cash and Cash Equivalents .......................       2,768          (30)
Cash and Cash Equivalents, Beginning of Period .............................      15,220       14,859
                                                                               ---------    ---------
Cash and Cash Equivalents, End of Period ...................................   $  17,988    $  14,829
                                                                               =========    =========

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)

                                                                                    Six months ended December 31,
                                                                                    -----------------------------
                                                                                         2005           2004
                                                                                    -------------   -------------
                                                                                      (unaudited) (unaudited)
                                                                                          (In thousands)

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
     Interest ......................................................................   $  36,151     $  30,856
                                                                                       =========     =========
     Income taxes ..................................................................   $   5,563     $     384
                                                                                       =========     =========

Supplemental Schedule of Non-Cash Activities:
     Transfer of loans receivable to loans held for sale, at lower of cost or market   $  19,583     $   6,428
                                                                                       =========     =========
     Transfer of loans receivable to real estate owned, net ........................   $     477     $     472
                                                                                       =========     =========

See notes to consolidated financial statements.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1. Basis of Presentation

The interim consolidated financial statements of PennFed Financial Services, Inc. ("PennFed") and subsidiaries (with its subsidiaries, the "Company") include the accounts of PennFed and its subsidiaries (including Penn Federal Savings Bank (the "Bank")). These interim consolidated financial statements included herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2005. The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. There were no adjustments of a non-recurring nature recorded during the six months ended December 31, 2005 and 2004. The interim results of operations presented are not necessarily indicative of the results for the full year.

2. Supplemental Executive Retirement Plan and Directors' Retirement Plan

The Company currently provides for a Supplemental Executive Retirement Plan ("SERP") and a Directors' Retirement Plan ("DP") for certain key executive employees and directors. Benefits provided are based primarily on years of service and compensation or fees. Both plans are unfunded and at December 31, 2005, the benefit obligation of $1,100,000 was included in Accounts payable and other liabilities in the Consolidated Statements of Financial Condition. At December 31, 2005, the assumptions used in calculating the benefit obligation included a 4% compensation increase rate and a discount rate of 5%. At December 31, 2004, the assumptions used in calculating the benefit obligation included a 4% compensation increase rate and a discount rate of 7%. The accounting for these postretirement benefits is in accordance with Statement of Financial Accounting Standards No. 87 "Employers' Accounting for Pensions." The Company has not made, and does not expect to make, any contributions to these plans during the fiscal year ending June 30, 2006.

Net periodic pension cost for the Company's SERP and DP included the following components:


                                           Three months ended December 31,
                                           ------------------------------
                                                2005            2004
                                           -------------   --------------
                                            SERP     DP    SERP      DP
                                           -----   -----   -----    -----

                                                    (In thousands)

Service cost ...........................   $  41   $   8   $  61    $  11
Interest cost ..........................      14       2       7        1
Amortization of prior service cost .....       6       1      (2)      (1)
                                           -----   -----   -----    -----
Net periodic pension expense ...........   $  61   $  11   $  66    $  11
                                           =====   =====   =====    =====

                                            Six months ended December 31,
                                           ------------------------------
                                                2005            2004
                                           -------------   --------------
                                            SERP     DP    SERP      DP
                                           -----   -----   -----    -----
                                                    (In thousands)

Service cost ...........................   $ 314   $  40   $ 122    $  22
Interest cost ..........................      29       4      14        2
Amortization of prior service cost .....      13       2      (4)      (2)
                                           -----   -----   -----    -----
Net periodic pension expense ...........   $ 356   $  46   $ 132    $  22
                                           =====   =====   =====    =====

3. Computation of Earnings Per Share ("EPS")

The computation of EPS is presented in the following table.

                                                    Three months ended            Six months ended
                                                        December 31,               December 31,
                                                 -------------------------   -------------------------
                                                    2005          2004          2005          2004
                                                 -----------   -----------   -----------   -----------
                                                    (Dollars in thousands, except per share amounts)

Net income ...................................   $     3,454   $     3,980   $     7,586   $     7,768
                                                 ===========   ===========   ===========   ===========

Number of shares outstanding:
Weighted average shares issued and outstanding    13,086,856    13,718,508    13,175,181    13,727,069
Plus: Average common stock equivalents .......       422,284       396,220       429,681       460,549
                                                 -----------   -----------   -----------   -----------
Average diluted shares .......................    13,509,140    14,114,728    13,604,862    14,187,618
                                                 ===========   ===========   ===========   ===========

Earnings per common share:
        Basic ................................   $      0.26   $      0.29   $      0.58   $      0.57
                                                 ===========   ===========   ===========   ===========
        Diluted ..............................   $      0.26   $      0.28   $      0.56   $      0.55
                                                 ===========   ===========   ===========   ===========

4. Stockholders' Equity and Regulatory Capital

During the three months ended December 31, 2005, the Company repurchased 256,600 shares of its outstanding common stock at prices ranging from $17.10 to $19.57 per share, for a total cost of $4,792,000. During the six months ended December 31, 2005, the Company repurchased 327,200 shares of its outstanding common stock at prices ranging from $17.10 to $19.75 per share, for a total cost of $6,151,000.

The Bank's regulatory capital amounts and ratios are presented in the following table.

                                                                                  To Be Well
                                                             For Minimum       Capitalized Under
                                                           Capital Adequacy   Prompt Corrective
                                           Actual             Purposes         Action Provisions
                                      ----------------    ----------------    -----------------
                                       Amount    Ratio     Amount    Ratio     Amount     Ratio
                                      -------    -----    -------    -----    -------     -----
                                                       (Dollars in thousands)
As of December 31, 2005
Tangible capital, and ratio to
   adjusted total assets ..........   $168,450    7.80%   $ 32,388    1.50%        N/A     N/A
Tier I (core) capital, and ratio to
   adjusted total assets ..........   $168,450    7.80%   $ 86,367    4.00%   $107,959    5.00%
Tier I (core) capital, and ratio to
   risk-weighted assets ...........   $168,450   14.38%        N/A     N/A    $ 70,284    6.00%
Risk-based capital, and ratio to
   risk-weighted assets ...........   $174,381   14.89%   $ 93,712    8.00%   $117,141   10.00%

As of June 30, 2005
Tangible capital, and ratio to
   adjusted total assets ..........   $169,765    8.28%   $ 30,750    1.50%        N/A     N/A
Tier I (core) capital, and ratio to
   adjusted total assets ..........   $169,765    8.28%   $ 82,001    4.00%   $102,501    5.00%
Tier I (core) capital, and ratio to
   risk-weighted assets ...........   $169,765   15.29%        N/A     N/A    $ 66,614    6.00%
Risk-based capital, and ratio to
   risk-weighted assets ...........   $175,880   15.84%   $ 88,819    8.00%   $111,024   10.00%

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

The Company's loan portfolio growth is dependent primarily on its ability to provide the products and services that meet the needs of the customers in its market area. The Company offers fixed rate, adjustable rate and balloon mortgage loans for residential and commercial purposes, as well as home equity, consumer loans and non-mortgage business loans, with a variety of terms. Residential first mortgage loans are the largest part of the portfolio, representing approximately 78.4% at December 31, 2005. The level of interest rates also has a significant impact on the ability of the Company to originate loans and on the amount of prepayment activity experienced by the Company. Since June 30, 2005, the Company's net loans receivable and loans held for sale increased $97.8 million. This increase was primarily attributable to strong origination levels in one- to four-family residential and consumer loans and the absence of accelerated prepayments experienced in prior periods when market interest rates were declining. During the six months ended December 31, 2005, the Company sold $28.2 million of fixed rate loans as a means to assist in the management of interest rate risk.

The retention and the recruitment of profitable deposit customers are vital to PennFed's ability to generate liquid funds and to support the growth of non-interest income. The number of deposit accounts at December 31, 2005 was relatively the same as the number of accounts at June 30, 2005; however, the average deposit balance per account, excluding wholesale certificates of deposit, has increased 3.6% since June 30, 2005. The Company offers a number of different deposit products and uses this product mix along with a strong focus on customer service to attract customers and to build depositor relationships. The level of interest rates also significantly affects the level of the Company's deposits. Since June 30, 2005, deposits increased $46.9 million, primarily due to a $57.2 million increase in retail certificates of deposit partially offset by a $10.4 million decrease in core deposits (checking, money market and savings accounts). Checking and money market account balances increased $39.6 million since June 30, 2005, while savings accounts decreased $50.0 million. The decrease in savings accounts since June 30, 2005 was attributable to a rise in short term interest rates, which has shifted temporarily "parked" savings account funds to higher yielding deposit alternatives. This shift in temporarily "parked" savings accounts has also led to a portion of the increase in checking and money market accounts, as these accounts are more liquid.

The Company's future loan and deposit growth is, to a large extent, directly tied to the level of interest rates. If long-term interest rates rise, origination levels may be reduced from the prior periods. Growth in the loan pipeline will depend on the Company's ability to successfully seek out customers in spite of the higher cost of borrowing for the customer. Loan growth driven by borrower demand will also depend on the strength of the economy in the Company's market area. With rising interest rates and/or deteriorating economic conditions, loan origination volumes would likely be lower than recent periods and a reduction in the prepayment of loans currently in portfolio would be expected. The Company has continued its loan sale strategy with respect to new fixed rate residential loan product in order to assist in the management of interest rate risk associated with keeping longer-term loans on the balance sheet. With respect to deposits, while an increase in interest rates would increase the Company's cost of funds, it would also provide the Company with an additional opportunity for attracting depositors, some of whom may have sought higher returns with mutual funds and other non-deposit investment products when market rates were lower. The Company remains confident that by offering competitively priced products and by striving for superior service, it will be able to maintain profitable levels of loans and deposits.

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

Growth in the loan portfolio at a lower average yield, combined with a higher cost of funds on increased deposits and other borrowings contributed to a compression in the net interest margin for the six months ended December 31, 2005, when compared to the prior year period. However, compared to the six months ended December 31, 2004, the lower level of loan prepayments and greater amount of loan originations during the six months ended December 31, 2005 positively impacted the Company's interest income by increasing the average balance of loans outstanding. Interest income for the six months ended December 31, 2005 increased $4.2 million, compared to the prior year period. The Company's interest income is primarily driven by interest earned on residential first mortgage loans, which increased $3.1 million for the six months ended December 31, 2005, when compared to the same period in the prior year. Higher cost of funds on deposits and other borrowings, due to the short term interest rate environment, combined with an increase in the average balance of deposits and other borrowings, were the primary factors responsible for an increase of $6.4 million in interest expense on deposits and borrowings for the current year period, when compared to the six months ended December 31, 2004. Overall, net interest income decreased $2.2 million and the net interest margin decreased from 2.35% to 1.97% during the six months ended December 31, 2005 compared to the prior year period.

Non-interest income during the current year period increased $2.6 million, when compared to the level in the prior year period. During the six months ended December 31, 2005, increases in fees and service charges, net gain on sales of loans and income on BOLI were partially offset by a decrease in net gain (loss) from real estate operations and other non-interest income, when compared to the prior year period. Fees and service charges, primarily loan fees, accounted for the largest variance between the current and prior year periods. This variance was primarily due to a $2.7 million prepayment premium on a large-balance commercial real estate loan that was received during the three months ended September 30, 2005.

Non-interest expenses increased $841,000 during the six months ended December 31, 2005, compared to the prior year period. Included in non-interest expenses for the six months ended December 31, 2005 was a $1.4 million prepayment penalty on certain Federal Home Loan Bank ("FHLB") of New York advances prepaid. $35.0 million of FHLB of New York advances with a weighted average interest rate of 5.95% and a weighted average remaining term of 28 months were replaced with $35.0 million of new FHLB of New York advances with a weighted average interest rate of 4.20% and a weighted average remaining term of 43 months. In addition, current period expenses not occurring during the six months ended December 31, 2004 included acceleration of depreciation on branch automation system software no longer utilized, an increase in the Company's obligation under certain long-term benefit plans and continued costs associated with Sarbanes-Oxley compliance.

The Company's future earnings are inherently tied to the level of interest rates prevailing in the economic environment in which the Company operates. If interest rates increase, the Company's interest expense on deposits and wholesale borrowings will increase at a faster pace than the effects that will be seen in the Company's interest income on loans, investment securities and mortgage-backed securities. This effect on interest expense is due to the short-term repricing characteristics of a portion of the Company's deposit and borrowing portfolios. As for interest income, loan commitments, generally locked in at issuance, will result in loans closed at below-market rates if rates continue to rise. As interest rates rise, a decline in loan prepayments and in prepayments on mortgage-backed securities will reduce cashflows available for reinvestment at higher rates. By emphasizing the origination of adjustable rate and biweekly loan products and continuing the sale of long-term fixed rate residential loans, while also focusing on increasing the balance of core deposits and longer term certificates of deposit and borrowings, the Company will endeavor to better position itself to mitigate the effects of rising interest rates.

Financial Condition

Assets. Total assets increased $110.7 million to $2.161 billion at December 31, 2005 from $2.051 billion at June 30, 2005. This increase was primarily due to a $102.4 million increase in net loans receivable, reflecting strong loan origination levels and the absence of accelerated loan prepayment activity, and a $14.9 million increase in investment securities held to maturity partially offset by a $9.2 million decrease in mortgage-backed securities held to maturity.

Liabilities. Deposits increased $46.9 million to $1.386 billion at December 31, 2005 from $1.339 billion at June 30, 2005. This increase was primarily due to a $57.2 million increase in retail certificates of deposit partially offset by a $10.4 million decrease in core deposits (checking, money market and savings accounts). At December 31, 2005, checking and money market accounts increased $39.6 million while savings accounts decreased $50.0 million, when compared to June 30, 2005. At December 31, 2005, FHLB of New York advances and other borrowings totaled $592.2 million, reflecting a $68.8 million increase from $523.4 million at June 30, 2005.

Stockholders' Equity. Stockholders' equity at December 31, 2005 totaled $124.2 million compared to $124.1 million at June 30, 2005. The increase primarily reflects the net income recorded for the six months ended December 31, 2005 and the exercise of stock options, including the related tax effect, partially offset by the repurchase of 327,200 shares of the Company's outstanding stock at an average price of $18.80 per share and the declaration of cash dividends.

Results of Operations

General. For the three months ended December 31, 2005, net income was $3.5 million, or $0.26 per diluted share, compared to net income of $4.0 million, or $0.28 per diluted share, for the comparable prior year period. For the six months ended December 31, 2005, net income was $7.6 million, or $0.56 per diluted share. These results compare to net income of $7.8 million, or $0.55 per diluted share, for the six months ended December 31, 2004.

Interest and Dividend Income. Interest and dividend income for the three and six months ended December 31, 2005 increased to $28.4 million and $56.0 million, respectively, from $26.0 million and $51.8 million for the three and six months ended December 31, 2004. In general, the increases in interest and dividend income reflect a higher level of interest-earning assets due to strong loan originations of one- to four-family residential and consumer loans and the slowdown in prepayments in the Company's loan and mortgage-backed securities portfolios during the current year periods compared to the prior year periods. Average interest-earning assets were $2.067 billion and $2.042 billion for the three and six months ended December 31, 2005, compared to $1.901 billion and $1.891 billion for the three and six months ended December 31, 2004, respectively. The average yield earned on interest-earning assets increased slightly to 5.46% and 5.47% for the three and six months ended December 31, 2005 from 5.45% and 5.46% for the three and six months ended December 31, 2004.

Interest income on residential one- to four-family mortgage loans for the three and six months ended December 31, 2005 increased $1.6 million and $3.1 million, respectively, when compared to the prior year periods. The increases in interest income on residential one- to four-family mortgage loans for the three and six months ended December 31, 2005 were due to increases in the average balance of residential one- to four-family mortgage loans outstanding of $141.0 million and $135.6 million, respectively, as the result of strong origination levels and a slowdown in prepayments during the current year periods. For the three and six months ended December 31, 2005, the residential one- to four-family mortgage loan portfolio averaged $1.215 billion and $1.194 billion, respectively, compared to $1.074 billion and $1.059 billion for the prior year periods. Somewhat offsetting the increases in the average balances of residential one- to four-family mortgage loans were decreases in the average yield earned on this loan portfolio to 5.23% for both the three and six months ended December 31, 2005, respectively, from 5.31% and 5.32% for the comparable prior year periods, reflecting the payoff or refinance of higher yielding loans and the origination of lower yielding loans over the last twelve months.

Interest income on commercial and multi-family real estate loans decreased $57,000 and $144,000 for the three and six months ended December 31, 2005, respectively, when compared to the prior year periods. The decreases in interest income on commercial and multi-family real estate loans were partially attributable to decreases in the average outstanding balance of these loans of $666,000 and $2.4 million for the three and six months ended December 31, 2005, respectively, when compared to the prior year periods. In addition, the average yield earned on commercial and multi-family real estate loans decreased to 6.71% and 6.77% for the three and six months ended December 31, 2005, respectively, when compared to 6.85% and 6.87% for the three and six months ended December 31, 2004. As with other loans, the payoff of higher yielding loans and the origination of loans at lower market interest rates resulted in declines in the yield of the commercial and multi-family real estate loan portfolio.

Interest income on consumer loans increased $724,000 and $1.3 million for the three and six months ended December 31, 2005, respectively, when compared to the prior year periods. The increases in interest income on consumer loans were partially attributable to increases in the average outstanding balance on these loans. The average outstanding balance increased $40.0 million and $35.4 million for the three and six months ended December 31, 2005, respectively, when compared to the prior year periods, due primarily to higher origination levels and reduced prepayments. Also contributing to the increase in interest income on consumer loans is an increase in the average yield earned on these loans. The average yield earned on consumer loans increased to 5.78% and 5.70% for the three and six months ended December 31, 2005, respectively, from 5.31% and 5.26% for the comparable prior year periods.

Interest income on investment securities and other interest-earning assets increased $306,000 and $471,000 for the three and six months ended December 31, 2005, respectively, when compared to the prior year periods. The increases in interest income on investment securities and other interest-earning assets for the three and six months ended December 31, 2005 were partially due to increases of $5.0 million and $2.5 million in the average balance outstanding, respectively, when compared to the prior year periods. Further adding to the increases in interest income on investment securities and other interest-earning assets were increases in the average yield earned on these securities and other interest-earning assets. The average yield increased to 5.59% and 5.58% for the three and six months ended December 31, 2005, respectively, compared to 5.38% and 5.40% for the three and six months ended December 31, 2004.

Interest income on the mortgage-backed securities portfolio decreased $247,000 and $513,000 for the three and six months ended December 31, 2005, respectively, when compared to the prior year periods. The decreases in interest income on mortgage-backed securities were primarily due to decreases in the average outstanding balance of these securities. The average outstanding balance on mortgage-backed securities decreased $19.4 million and $19.9 million for the three and six months ended December 31, 2005, respectively, compared to the three and six months ended December 31, 2004. The average yield earned on mortgage-backed securities remained relatively unchanged from the prior year periods at 5.10% and 5.09% for the three and six months ended December 31, 2005, respectively, compared to 5.10% for both the three and six months ended December 31, 2004.

Interest Expense. Interest expense increased $3.7 million and $6.4 million for the three and six months ended December 31, 2005, respectively, when compared to the prior year periods. For the three and six months ended December 31, 2005, the Company's cost of funds increased, as well as the balance of total average deposits and borrowings, when compared to the prior year periods. The average rate on deposits and borrowings was 3.70% and 3.63% for the three and six months ended December 31, 2005, respectively, an increase from 3.25% and 3.23% for the prior year periods, as a result of a rise in short-term market interest rates. Total average deposits and borrowings increased $166.4 million and $151.5 million for the three and six months ended December 31, 2005, respectively, when compared to the three and six months ended December 31, 2004.

For the three and six months ended December 31, 2005, the average rate paid on deposits increased to 2.95% and 2.85%, respectively, from 2.33% and 2.32% for the three and six months ended December 31, 2004. Average deposit balances increased $126.8 million and $130.8 million to $1.370 billion and $1.356 billion for the three and six months ended December 31, 2005, respectively, from $1.243 billion and $1.225 billion for the comparable prior year periods. The growth in deposits is partially reflective of the interest rate environment, the addition of the three new branches opened since January 2004 and the increase in wholesale certificates of deposit. In addition, deposit growth reflects the offering of attractive and competitive deposit products, which are promoted through various marketing strategies.

The average cost of FHLB of New York advances for the three and six months ended December 31, 2005 decreased to 5.57% and 5.65%, respectively, from 5.72% for both the three and six months ended December 31, 2004 due to the addition of lower costing advances. For the three months ended December 31, 2005, the average balance of FHLB of New York advances increased $3.1 million when compared to the three months ended December 31, 2004. For the six months ended December 31, 2005, the average balance of FHLB of New York advances decreased $6.4 million when compared to the six months ended December 31, 2004. To offset the decline in FHLB of New York advances and slower loan prepayment cashflows, the average balance of other borrowings increased $36.5 million and $27.0 million for the three and six months ended December 31, 2005, respectively, when compared to the three and six months ended December 31, 2004. The average rate paid on other borrowings increased to 3.84% and 3.68% for the three and six months ended December 31, 2005, respectively, from 2.63% and 2.42% for the comparable prior year periods as a result of higher market interest rates.

Interest expense on junior subordinated debentures increased $158,000 and $309,000 for the three and six months ended December 31, 2005, respectively, when compared to the prior year periods. The increases in interest expense were primarily due to increases in the average cost of these borrowings to 8.41% and 8.23% for the three and six months ended December 31, 2005, respectively, from 6.96% and 6.81% for the three and six months ended December 31, 2004. The average balance of junior subordinated debentures increased $44,000 and $45,000 for the three and six months ended December 31, 2005, respectively, when compared to the prior year periods.

Net Interest and Dividend Income. Net interest and dividend income before provision for loan losses for the three and six months ended December 31, 2005 was $9.6 million and $19.8 million, respectively, compared to $10.9 million and $22.0 million recorded in the comparable prior year periods. Average net interest-earning assets decreased $461,000 and $361,000 for the three and six months ended December 31, 2005, respectively, when compared to the prior year periods. The net interest rate spread and net interest margin for the three months ended December 31, 2005 were 1.76% and 1.89%, respectively, a decrease from 2.20% and 2.33% for the three months ended December 31, 2004. For the six months ended December 31, 2005, the net interest rate spread and net interest margin were 1.84% and 1.97%, respectively, a decrease from 2.23% and 2.35% for the six months ended December 31, 2004. The net interest margin compressed during the current year periods when compared to the prior year periods principally due to growth in the loan portfolio at relatively lower returns coupled with the upward repricing of certain deposits and borrowings. Declines in net interest margins have been the result of the flattening yield curve, with longer term interest rates reflecting minimal movement but with continual increases in shorter term rates. As a result, the Company's deposit and borrowing costs continued to rise at a faster pace than interest rates offered on real estate mortgage loans within the Company's lending market.

Provision for Loan Losses. There was no provision for loan losses recorded for the three and six months ended December 31, 2005, reflecting the Company's historically low levels of non-accruing loans and loan chargeoffs. There was also no loan loss provision recorded in the comparable prior year periods. Management believes that the current allowance for loan losses is adequate to absorb probable losses on existing loans that may become uncollectible. The allowance for loan losses at December 31, 2005 was $5.9 million compared to $6.1 million at June 30, 2005. The allowance for loan losses as a percentage of non-accruing loans was 217.55% at December 31, 2005, compared to 231.00% at June 30, 2005. Non-accruing loans were $2.7 million at December 31, 2005 compared to $2.6 million at June 30, 2005. The allowance for loan losses as a percentage of total loans at December 31, 2005 was 0.38% compared to 0.41% at June 30, 2005, primarily due to the increase in the balance of the overall loan portfolio. See the discussion on the allowance for loan losses in this Form 10-Q under "Critical Accounting Policies".

Non-Interest Income. For the three and six months ended December 31, 2005, non-interest income was $1.1 million and $5.1 million, respectively, compared to $1.4 million and $2.5 million for the prior year periods. The decrease in non-interest income for the three months ended December 31, 2005 was primarily due to a decrease in fees and service charges and in the net gain from real estate operations, when compared to the prior year period. The increase in non-interest income for the six months ended December 31, 2005 was primarily due to an increase in fees and service charges, when compared to the prior year period.

Fee and service charge income for the three months ended December 31, 2005 was $704,000, reflecting a decrease of $163,000 from the $867,000 recorded for the prior year period. The decrease in the current three month period was primarily due to a decline in fees associated with various loan prepayments and/or modifications, when compared to the three months ended December 31, 2004. For the six months ended December 31, 2005, fee and service charge income was $4.2 million, reflecting an increase of $2.6 million from the $1.6 million recorded for the prior year period. Fees and service charges increased during the six months ended December 31, 2005 primarily due to a prepayment premium of $2.7 million earned on the payoff of a large-balance commercial real estate loan.

During the three and six months ended December 31, 2005, the net gain on sales of loans was $21,000 and $143,000, respectively, compared to $70,000 and $94,000 for the three and six months ended December 31, 2004. Approximately $7.4 million and $28.2 million of primarily fixed rate one- to four-family residential mortgage loans were sold into the secondary market and to other financial institutions during the three and six months ended December 31,

2005, respectively. During the three and six months ended December 31, 2004, approximately $4.7 million and $9.2 million of fixed rate one- to four-family residential mortgage loans were sold into the secondary market and to other financial institutions, respectively.

Non-Interest Expenses. Non-interest expenses for the three and six months ended December 31, 2005 were $5.4 million and $13.1 million, or 1.01% and 1.24% of average assets, respectively. For the comparable prior year periods, non-interest expenses were $6.2 million and $12.3 million, or 1.26% of average assets for both periods. The current six month period expense level reflects $1.4 million of penalties associated with prepaying $35.0 million of FHLB of New York advances, $259,000 of increased obligations under certain long-term benefits plans and $372,000 of accelerated depreciation expense for branch automation system software that is no longer used. In addition, costs associated with regulatory burden, especially compliance with Sarbanes-Oxley Section 404, continue to require additional expenditures.

Income Tax Expense. Income tax expense was $1.9 million and $4.2 million for the three and six months ended December 31, 2005, respectively, compared to $2.1 million and $4.4 million for the three and six months ended December 31, 2004. The effective tax rate for the three and six months ended December 31, 2005 was 35.4% and 35.6%, respectively, compared to 34.9% and 36.1% for the three and six months ended December 31, 2004. The slightly higher effective tax rate for the prior year six month period was primarily due to adjustments in the valuation allowances established against state deferred tax assets.

Analysis of Net Interest Income

The following tables set forth certain information relating to the Company's Consolidated Statements of Financial Condition and the Consolidated Statements of Income for the three and six months ended December 31, 2005 and 2004 and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived from average daily balances. The average balance of loans receivable includes non-accruing loans. The yields and costs include fees, which are considered adjustments to yields.

                                                                  Three Months Ended December 31,
                                            -----------------------------------------------------------------------------
                                                             2005                                   2004
                                            -------------------------------------    ------------------------------------
                                              Average       Interest                  Average      Interest
                                            Outstanding     Earned/      Yield/     Outstanding    Earned/       Yield/
                                              Balance        Paid       Rate (1)       Balance       Paid        Rate (1)
                                             ----------   ----------   ----------    ----------   ----------    ----------
                                                                        (Dollars in thousands)
Interest-earning assets:
    One- to four-family mortgage
       loans .............................   $1,214,725   $   15,906         5.23%   $1,073,730   $   14,281         5.31%
    Commercial and multi-family real
       estate loans ......................      167,177        2,865         6.71       167,843        2,922         6.85
    Consumer loans .......................      160,771        2,341         5.78       120,781        1,617         5.31
                                             ----------   ----------                 ----------   ----------
       Total loans receivable ............    1,542,673       21,112         5.44     1,362,354       18,820         5.50

    Investment securities and other ......      452,996        6,329         5.59       448,040        6,023         5.38
    Mortgage-backed securities ...........       71,246          909         5.10        90,608        1,156         5.10
                                             ----------   ----------                 ----------   ----------
       Total interest-earning assets .....    2,066,915   $   28,350         5.46     1,901,002   $   25,999         5.45
                                                          ==========                              ==========

Non-interest earning assets ..............       70,534                                  65,794
                                             ----------                              ----------
       Total assets ......................   $2,137,449                              $1,966,796
                                             ==========                              ==========

Deposits and borrowings:
    Money market and demand deposits .....   $  255,958   $    1,044         1.62%   $  179,959   $      186         0.41%
    Savings deposits .....................      346,862        2,278         2.61       433,191        2,488         2.28
    Certificates of deposit ..............      767,065        6,876         3.56       629,983        4,638         2.92
                                             ----------   ----------                 ----------   ----------
       Total deposits ....................    1,369,885       10,198         2.95     1,243,133        7,312         2.33

    FHLB of New York advances ............      428,530        6,100         5.57       425,465        6,215         5.72
    Other borrowings .....................      154,698        1,519         3.84       118,185          793         2.63
    Junior subordinated debentures .......       42,098          898         8.41        42,054          740         6.96
                                             ----------   ----------                 ----------   ----------
       Total deposits and borrowings .....    1,995,211   $   18,715         3.70     1,828,837   $   15,060         3.25
                                                          ==========                              ==========

Other liabilities ........................       17,705                                  15,223
                                             ----------                              ----------
       Total liabilities .................    2,012,916                               1,844,060
Stockholders' equity .....................      124,533                                 122,736
                                             ----------                              ----------
       Total liabilities and stockholders'
           equity ........................   $2,137,449                              $1,966,796
                                             ==========                              ==========

Net interest income and net
    interest rate spread .................                $    9,635         1.76%                $   10,939         2.20%
                                                          ==========   ==========                 ==========   ==========

Net interest-earning assets and net
    interest margin ......................   $   71,704                      1.89%   $   72,165                      2.33%
                                             ==========                 ==========   ==========                ==========

Ratio of interest-earning assets to
    deposits and borrowings ..............                                 103.59%                                 103.95%
                                                                        ==========                             ==========

(1) Annualized.

                                                                     Six Months Ended December 31,
                                            -----------------------------------------------------------------------------
                                                             2005                                   2004
                                            -------------------------------------    ------------------------------------
                                              Average       Interest                  Average      Interest
                                            Outstanding     Earned/      Yield/     Outstanding    Earned/       Yield/
                                              Balance        Paid       Rate (1)       Balance       Paid        Rate (1)
                                             ----------   ----------   ----------    ----------   ----------    ----------
                                                                        (Dollars in thousands)
Interest-earning assets:
    One- to four-family mortgage
       loans .............................   $1,194,433   $   31,335         5.23%   $1,058,857   $   28,201         5.32%
    Commercial and multi-family real
       estate loans ......................      166,868        5,766         6.77       169,223        5,910         6.87
    Consumer loans .......................      155,562        4,467         5.70       120,201        3,186         5.26
                                             ----------   ----------                 ----------   ----------
       Total loans receivable ............    1,516,863       41,568         5.45     1,348,281       37,297         5.51

    Investment securities and other ......      451,700       12,592         5.58       449,202       12,121         5.40
    Mortgage-backed securities ...........       73,636        1,873         5.09        93,573        2,386         5.10
                                             ----------   ----------                 ----------   ----------
       Total interest-earning assets .....    2,042,199   $   56,033         5.47     1,891,056   $   51,804         5.46
                                                          ==========                              ==========

Non-interest earning assets ..............       70,156                                  63,853
                                             ----------                              ----------
       Total assets ......................   $2,112,355                              $1,954,909
                                             ==========                              ==========

Deposits and borrowings:
    Money market and demand deposits .....   $  242,817   $    1,722         1.41%   $  173,602   $      281         0.32%
    Savings deposits .....................      361,527        4,699         2.58       430,755        4,905         2.26
    Certificates of deposit ..............      751,501       13,034         3.44       620,669        9,138         2.92
                                             ----------   ----------                 ----------   ----------
       Total deposits ....................    1,355,845       19,455         2.85     1,225,026       14,324         2.32

    FHLB of New York advances ............      422,858       12,217         5.65       429,228       12,529         5.72
    Other borrowings .....................      147,772        2,777         3.68       120,762        1,493         2.42
    Junior subordinated debentures .......       42,093        1,757         8.23        42,048        1,448         6.81
                                             ----------   ----------                 ----------   ----------
       Total deposits and borrowings .....    1,968,568   $   36,206         3.63     1,817,064   $   29,794         3.23
                                                          ==========                              ==========

Other liabilities ........................       18,517                                  16,504
                                             ----------                              ----------
       Total liabilities .................    1,987,085                               1,833,568
Stockholders' equity .....................      125,270                                 121,341
                                             ----------                              ----------
       Total liabilities and stockholders'
           equity ........................   $2,112,355                              $1,954,909
                                             ==========                              ==========

Net interest income and net
    interest rate spread .................                $   19,827         1.84%                $   22,010         2.23%
                                                          ==========   ==========                 ==========   ==========

Net interest-earning assets and net
    interest margin ......................   $   73,631                      1.97%   $   73,992                      2.35%
                                             ==========                 ==========   ==========                ==========

Ratio of interest-earning assets to
    deposits and borrowings ..............                                 103.74%                                 104.07%
                                                                        ==========                             ==========

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

                                               Six Months Ended December 31, 2005 vs. 2004
                                               -------------------------------------------
                                                       Increase (Decrease) Due to
                                                ----------------------------------------
                                                                                 Total
                                                                       Rate/    Increase
                                                Volume      Rate      Volume   (Decrease)
                                                -------    -------    -------    -------
                                                              (In thousands)
Interest-earning assets:
     One- to four-family mortgage loans .....   $ 3,671    $  (476)   $   (61)   $ 3,134
     Commercial and multi-family real
      estate loans ..........................       (81)       (64)         1       (144)
     Consumer loans .........................       939        264         78      1,281
                                                -------    -------    -------    -------
            Total loans receivable ..........     4,529       (276)        18      4,271

     Investment securities and other ........        67        402          2        471
     Mortgage-backed securities .............      (509)        (5)         1       (513)
                                                -------    -------    -------    -------

            Total interest-earning assets ...   $ 4,087    $   121    $    21    $ 4,229
                                                =======    =======    =======    =======

Deposits and borrowings:
     Money market and demand deposits .......   $   111    $   953    $   377    $ 1,441
     Savings deposits .......................      (782)       687       (111)      (206)
     Certificates of deposit ................     1,942      1,614        340      3,896
                                                -------    -------    -------    -------
            Total deposits ..................     1,271      3,254        606      5,131

     FHLB of New York advances ..............      (164)      (150)         2       (312)
     Other borrowings .......................       327        787        170      1,284
     Junior subordinated debentures .........         2        307         --        309
                                                -------    -------    -------    -------
            Total deposits and borrowings ...   $ 1,436    $ 4,198    $   778    $ 6,412
                                                =======    =======    =======    =======

 Net change in net interest income ..........   $ 2,651    $(4,077)   $  (757)   $(2,183)
                                                =======    =======    =======    =======

Non-Performing Assets

The table below sets forth the Company's amounts and categories of non-performing assets at the dates indicated. Loans are placed on non-accrual status when the collection of principal or interest becomes delinquent more than 90 days. There are no loans delinquent more than 90 days which are still accruing. Real estate owned represents assets acquired in settlement of loans (generally through foreclosure or a deed in lieu) and is shown net of valuation allowances, if any.

                                                          December 31, June 30,
                                                             2005        2005
                                                           --------    --------
                                                          (Dollars in thousands)
Non-accruing loans:
     One- to four-family ...............................   $  1,205    $  1,713
     Commercial and multi-family .......................      1,510         904
     Consumer ..........................................          3           2
                                                           --------    --------
         Total non-accruing loans ......................      2,718       2,619

Real estate owned, net .................................        502          --
                                                           --------    --------

         Total non-performing assets ...................      3,220       2,619
                                                           --------    --------

Restructured loans .....................................         61          --
                                                           --------    --------

         Total risk elements ...........................   $  3,281    $  2,619
                                                           ========    ========

Non-accruing loans as a percentage of total loans ......       0.17%       0.18%
                                                           ========    ========

Non-performing assets as a percentage of total assets ..       0.15%       0.13%
                                                           ========    ========

Total risk elements as a percentage of total assets ....       0.15%       0.13%
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

At December 31, 2005, the Company's total deposits and borrowings maturing or repricing within one year exceeded its total interest-earning assets maturing or repricing within one year by $425.0 million, representing a one year negative gap of 19.66% of total assets, compared to a one year negative gap of $166.8 million, or 8.13%, of total assets at June 30, 2005. The Company's gap position changed from June 30, 2005 as the estimated short-term cash flows for the Company's interest-bearing liabilities increased, while the estimated short-term cash flows from interest-earning assets declined. With respect to assets, the rise in market rates resulted in an extension in the projected redemption of certain callable U.S. government agency securities beyond one year, as well as a decline in the short-term prepayment expectations on loans and mortgage-backed securities. For liabilities, growth in short-term retail certificates of deposit and other wholesale borrowings due within one year, the projected early redemption of certain convertible FHLB of New York advances and a shift in core deposit balances from longer duration savings accounts to shorter duration money market accounts, each contributed to the increase in the negative gap.

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

As of December 31, 2005, the Bank's internally generated initial NPV ratio was 9.52%. Following a 2% increase in interest rates, the Bank's Post-Shock NPV ratio was 6.85%. The change in the NPV ratio, or the Bank's Sensitivity Measure, was negative 2.67%. As of December 31, 2005, the Company's internally generated initial NPV ratio was 9.36%, the Post-Shock ratio was 6.47%, and the Sensitivity Measure was negative 2.89%. As of June 30, 2005, the Bank's Post-Shock NPV ratio and Sensitivity Measure were 8.33% and negative 1.86%, respectively, and the Company's Post-Shock NPV ratio and Sensitivity Measure were 8.27% and negative 1.70%, respectively. Both the Post-Shock NPV ratio and the Sensitivity Measure deteriorated since June 30, 2005. The deterioration in the Sensitivity Measure is primarily attributable to a rise in the projected duration of assets, a shift in core deposit balances from savings accounts to money market accounts and an increase in the sensitivity of FHLB of New York convertible advances. With the rise in market interest rates, the value of FHLB of New York convertible advances has improved and their likelihood of being called, particularly in a scenario of an immediate and sustained 2% increase in interest rates, has increased. Asset duration increased principally due to a shift in the projected redemption date of callable U.S. government agency securities to beyond one year, as well as a decline in prepayment estimates that resulted from a rise in longer term market rates. Higher market rates improved retail deposit and wholesale borrowing values but reduced their average duration. Variances between the Bank's and the Company's NPV ratios are attributable to balance sheet items which are eliminated during consolidation, such as investments, intercompany borrowings and capital.

Internally generated NPV measurements are based on simulations which utilize institution specific assumptions, including discount and decay rates, and generally result in lower levels of presumed interest rate risk than OTS measurements indicate.

The OTS measures the Bank's IRR on a quarterly basis using data from the quarterly Thrift Financial Reports filed by the Bank with the OTS, coupled with non-institution specific assumptions which are based on national averages. As of September 30, 2005 (the latest date for which information is available), the Bank's initial NPV ratio, as measured by the OTS, was 8.45%, the Bank's Post-Shock ratio was 4.40% and the Sensitivity Measure was negative 4.05%.

In addition to monitoring NPV and gap, management also monitors the duration of assets and liabilities and the effects on net interest income resulting from parallel and non-parallel increases or decreases in rates.

At December 31, 2005, based on its internally generated simulation models, the Company's consolidated net interest income projected for one year forward would decrease 8% from the base case, or current market, as a result of an immediate and sustained 2% increase in interest rates. Although interest rates are not expected to rise 2% immediately, projections over the next year assume a rise in interest rates and a slight tightening followed by a slight widening of the rate spread between the 3-month U.S. treasury bill and the 10-year U.S. treasury bond. If short term rates rise more quickly than long term rates, interest rate risk measures would be expected to improve, but earnings would likely be negatively affected.

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

The Company's cash inflows for the six months ended December 31, 2005 included $28.4 million of proceeds from the sale of loans, a $47.2 million increase in deposits (net of accrued interest payable), a $133.8 million increase in FHLB of New York advances and other borrowings, including short term borrowings, and principal repayments of loans and mortgage-backed securities. During the six months ended December 31, 2005, the cash provided was used to repay $65.0 million of maturing FHLB of New York advances and other borrowings and to fund investing activities, which included the origination of loans and the purchase of $15.0 million of investment securities. In addition, $5.9 million of the cash provided was used to repurchase outstanding common shares, net of reissuances.

The Company's cash inflows for the six months ended December 31, 2004 included $9.3 million of proceeds from the sale of loans, a $66.3 million increase in deposits (net of accrued interest payable), a $63.3 million increase in FHLB of New York advances and other borrowings, including short term borrowings, and principal repayments of loans and mortgage-backed securities. In addition, the cash inflows included $12.9 million of proceeds from the maturities of investment securities. During the six months ended December 31, 2004, the cash provided was used to repay $50.0 million of maturing FHLB of New York advances and other borrowings and to fund investing activities, which included the origination of loans, the purchase of $10.0 million of investment securities and the funding of a $10.0 million investment in BOLI. In addition, the cash provided was used to repurchase $4.4 million of outstanding shares, net of reissuances.

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

Item 4. Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures:

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Act")) was carried out as of December 31, 2005 under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)      Changes in Internal Controls:

During the quarter ended December 31, 2005, no change occurred in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

PART II - Other Information

Item 1.    Legal Proceedings
           None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

           The following table summarizes the Company's stock repurchase activity for each month during the three months ended December 31, 2005. All shares repurchased during the three months ended December 31, 2005 were repurchased in the open market.

                                                                       Total Number          Maximum Number
                                          Total Number     Average   of Shares Purchased  of  Shares that May
                                           of Shares     Price Paid  as Part of Publicly   Yet  Be Purchased
                                          Repurchased     Per Share     Announced Plan      Under the Plan
                                          -----------     ---------     --------------      --------------
           Repurchases for the Month
           -------------------------
           Oct. 1 - Oct. 31, 2005........      84,500      $18.16                84,500          235,900
           Nov. 1 - Nov. 30, 2005........      96,100      $18.90                96,100          139,800
           Dec. 1 - Dec. 31, 2005........      76,000      $18.96                76,000           63,800
                                            ---------      ------               -------
           Total repurchases.............     256,600      $18.67               256,600
                                            =========      ======               =======

           At December 31, 2005, the Company had one repurchase plan under which it had not yet completed all approved repurchases. This repurchase plan was publicly announced February 23, 2005 and authorized the Company to repurchase up to 5%, or 675,000, of its outstanding shares over the following 18 months. On January 25, 2006, the Company announced that it had completed all repurchases approved under this plan, and that its Board of Directors had authorized a new repurchase plan. The new repurchase plan authorizes the Company to repurchase up to 5%, or 650,000, of its outstanding shares over the following 18 months.

Item 3.    Defaults Upon Senior Securities
           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           (a) The Annual Meeting of Stockholders (Annual Meeting) was held on October 28, 2005.

           (b)  Directors elected at the Annual Meeting:

                Patrick D. McTernan
                Marvin D. Schoonover

                Directors whose terms continued after the Annual Meeting:

                William C. Anderson
                Amadeu L. Carvalho
                Joseph L. LaMonica
                Mario Teixeira, Jr.

           (c)  At the Annual Meeting, the stockholders considered:
               (i)  the election of two directors,
               (ii) the ratification of the appointment of KPMG LLP as
                    independent auditors for the Company for the fiscal year ending June 30, 2006.

               The vote on the election of two directors was as follows:

                                                           FOR         WITHHELD
                                                        ----------     ---------
               Patrick D. McTernan                      10,005,699     1,636,723
               Marvin D. Schoonover                     10,005,578     1,636,844

               There were no broker non-votes with respect to the proposal.

               The vote on the ratification of the appointment of KPMG LLP as independent auditors for the Company for the fiscal year ending June 30, 2006 was as follows:

                  FOR                    AGAINST              ABSTAIN
               ----------                -------              -------
               11,503,512                93,924               44,986

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


                                PENNFED FINANCIAL SERVICES, INC.
                                --------------------------------


Date: February 9, 2006          By: /s/ Joseph L. LaMonica
                                    --------------------------------------
                                    Joseph L. LaMonica
                                    President and Chief
                                    Executive Officer
                                    (Principal Executive Officer)





Date: February 9, 2006          By: /s/ Claire M. Chadwick
                                    --------------------------------------
                                    Claire M. Chadwick
                                    Senior Executive Vice President,
                                    Chief Financial Officer and
                                    Controller
                                    (Principal Financial and Accounting Officer)


                                                 EXHIBIT INDEX
 Regulation                                                                                           Reference to
     S-K                                                                                              Prior Filing
   Exhibit                                                                                             or Exhibit
    Number                                  Document                                                      Number
--------------------------------------------------------------------------------------------------------------------

     2        Plan of acquisition, reorganization, arrangement, liquidation or succession                 None
     3 (i)    Articles of Incorporation                                                                    (a)
     3 (ii)   Bylaws                                                                                       (a)
     4        Instruments defining the rights of security holders, including indentures                    (b)
     4 (i)    Stockholder Protection Rights Agreement                                                      (c)
     10       Material contracts:
              (i)  1994 Amended and Restated Stock Option and Incentive Plan                               (d)
              (ii) Employment Agreement with Joseph L. LaMonica                                            (e)
              (iii)Employment Agreement with Patrick D. McTernan                                           (e)
              (iv) Employment Agreement with Jeffrey J. Carfora                                            (e)
              (v)  Employment Agreement with Claire M. Chadwick                                            (e)
              (vi) Employment Agreement with Maria F. Magurno                                              (e)
              (vii)Supplemental Executive Retirement Plan                                                  (f)
                    (a) First Amendment to the Supplemental Executive Retirement Plan                      (g)
                    (b) Second Amendment to the Supplemental Executive Retirement Plan                     (h)
              (viii)Amended and Restated Supplemental Executive Death Benefit Plan                         (h)
              (ix) Outside Directors' Retirement Plan                                                      (f)
              (x)  Form of Consulting Agreement                                                            (f)
              (xi) Description of Named Executive Officer Salary and Bonus Arrangements                    (i)
              (xii)Description of Director Fees                                                            (i)
              (xiii)Description of Long-Term Care Insurance Program                                        (i)
     11       Statement re: computation of per share earnings                                              (j)
     18       Letter re: change in accounting principles                                                  None
     19       Report furnished to security holders                                                        None
     22       Published report regarding matters submitted to vote of security holders                    None
     23       Consents of independent registered public accounting firm and counsel                       None
     24       Power of Attorney                                                                           None
     31.1     Certification Required by Securities Exchange Act of 1934 Rule 13a-14(a)
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

----------------

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

(j) Refer to Footnote 3., "Computation of Earnings Per Share ("EPS")" included in the December 31, 2005 Form 10-Q.