Form 10-Q
period 2006-03-31
PENNFED FINANCIAL SERVICES INC
filed 2006-05-10
CIK 920945

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2006
                                ------------------------------------------------

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               ------------------------    ---------------------

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]. NO [_].

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_].  Accelerated filer [X].  Non-accelerated filer [_].

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [_]. NO [X].

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [_]. NO [_].

      As of May 5, 2006, there were issued and outstanding 12,967,918 shares of the Registrant's Common Stock.

                                PennFed Financial Services, Inc. and Subsidiaries
                                                    Form 10-Q

                                                Contents of Report

                                                                                                           Page
                                                                                                           Number
                                                                                                           ------
PART I - FINANCIAL INFORMATION
------------------------------
 Item 1. - Financial Statements
      Consolidated Statements of Financial Condition - March 31, 2006 (unaudited) and June 30, 2005          3
      Consolidated Statements of Income (unaudited) - For the three and nine months ended March 31, 2006
       and 2005                                                                                              4
      Consolidated Statements of Comprehensive Income (unaudited) - For the three and nine months ended
       March 31, 2006 and 2005                                                                               5
      Consolidated Statements of Changes in Stockholders' Equity (unaudited) - For the nine months ended
       March 31, 2006 and 2005                                                                               6
      Consolidated Statements of Cash Flows (unaudited) - For the nine months ended March 31, 2006
       and 2005                                                                                              7
      Notes to Consolidated Financial Statements (unaudited)                                                 9
 Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations            11
 Item 3. - Quantitative and Qualitative Disclosures About Market Risk                                       23
 Item 4. - Controls and Procedures                                                                          23

PART II - OTHER INFORMATION
---------------------------
 Item 1. - Legal Proceedings                                                                                25
 Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds                                      25
 Item 3. - Defaults Upon Senior Securities                                                                  25
 Item 4. - Submission of Matters to a Vote of Security Holders                                              25
 Item 5. - Other Information                                                                                25
 Item 6. - Exhibits                                                                                         25

SIGNATURES                                                                                                  26
----------
EXHIBITS
--------
 Exhibit Index                                                                                              27
 Exhibit 31.1 - Certification Required by Securities Exchange Act of 1934 Rule 13a -14 (a)
   (Chief Executive Officer)                                                                                29
 Exhibit 31.2 - Certification Required by Securities Exchange Act of 1934 Rule 13a -14 (a)
   (Chief Financial Officer)                                                                                30
 Exhibit 32 - Certifications Required by Section 1350 of Title 18 of the United States Code                 31

PART I - Financial Information
Item 1.  Financial Statements

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

                                                                                March 31,       June 30,
                                                                                  2006            2005
                                                                               -----------    -----------
                                                                               (unaudited)     (audited)
                                                                                 (Dollars in thousands)
ASSETS
Cash and cash equivalents .................................................   $    17,393    $    15,220
Investment securities available for sale, at market value, amortized cost
     of $4,999 and $4,849 at March 31, 2006 and June 30, 2005 .............         4,944          5,011
Investment securities held to maturity, at amortized cost, market value of
     $426,258 and $406,726 at March 31, 2006 and June 30, 2005 ............       440,388        405,498
Mortgage-backed securities held to maturity, at amortized cost, market
     value of $64,289 and $79,109 at March 31, 2006 and June 30, 2005 .....        65,749         78,201
Loans held for sale .......................................................           520          4,826
Loans receivable, net of allowance for loan losses of $5,898 and $6,050
     at March 31, 2006 and June 30, 2005 ..................................     1,613,336      1,460,654
Premises and equipment, net ...............................................        20,242         20,903
Federal Home Loan Bank of New York stock, at cost .........................        26,261         22,391
Accrued interest receivable, net ..........................................        11,072          9,808
Bank owned life insurance ("BOLI") ........................................        30,876         23,202
Other assets ..............................................................         6,565          4,837
                                                                               -----------    -----------
                                                                               $ 2,237,346    $ 2,050,551
                                                                               ===========    ===========
LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
     Deposits .............................................................   $ 1,372,159    $ 1,339,491
     Federal Home Loan Bank of New York advances ..........................       465,465        415,465
     Other borrowings .....................................................       214,334        107,952
     Junior Subordinated Deferrable Interest Debentures, net of unamortized issuance expenses of $1,185 and $1,218 at March 31, 2006 and
       June 30, 2005 ......................................................        42,115         42,082
     Mortgage escrow funds ................................................        11,498         10,398
     Accounts payable and other liabilities ...............................         8,190         11,109
                                                                               -----------    -----------
     Total liabilities ....................................................     2,113,761      1,926,497
                                                                               -----------    -----------


Stockholders' Equity:
     Serial preferred stock, $.01 par value, 7,000,000 shares authorized,
         no shares issued .................................................            --             --
     Common stock, $.01 par value, 15,000,000 shares authorized, 12,891,478 and 13,280,038 shares issued and outstanding at March 31, 2006
          and June 30, 2005 ...............................................           129            133
     Additional paid-in capital ...........................................        38,394         39,092
     Retained earnings ....................................................        85,095         84,734
     Accumulated other comprehensive income (loss), net of taxes ..........           (33)            95
                                                                               -----------    -----------
     Total stockholders' equity ...........................................       123,585        124,054
                                                                               -----------    -----------
                                                                               $ 2,237,346    $ 2,050,551
                                                                               ===========    ===========

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Income

                                                              Three months ended              Nine months ended
                                                                   March 31,                      March 31,
                                                          ----------------------------   ----------------------------
                                                              2006            2005           2006            2005
                                                          ------------    ------------   ------------    ------------
                                                                   (unaudited)                    (unaudited)
                                                                (Dollars in thousands, except per share amounts)
Interest and Dividend Income:
     Interest and fees on loans .......................   $     21,581    $     18,995   $     63,149    $     56,292
     Interest and dividends on investment securities ..          6,529           6,076         19,121          18,198
     Interest on mortgage-backed securities ...........            863           1,096          2,736           3,481
                                                          ------------    ------------   ------------    ------------
                                                                28,973          26,167         85,006          77,971
                                                          ------------    ------------   ------------    ------------
Interest Expense:
     Deposits .........................................         10,626           7,583         30,081          21,907
     Borrowed funds ...................................          8,206           6,939         23,200          20,961
     Junior subordinated deferrable interest debentures            930             778          2,687           2,226
                                                          ------------    ------------   ------------    ------------
                                                                19,762          15,300         55,968          45,094
                                                          ------------    ------------   ------------    ------------
Net Interest and Dividend Income Before Provision
     for Loan Losses ..................................          9,211          10,867         29,038          32,877
Provision for Loan Losses .............................             --              --             --              --
                                                          ------------    ------------   ------------    ------------
Net Interest and Dividend Income After Provision
     for Loan Losses ..................................          9,211          10,867         29,038          32,877
                                                          ------------    ------------   ------------    ------------

Non-Interest Income:
     Fees and service charges .........................            778             703          4,952           2,296
     Income on BOLI ...................................            239             217            674             466
     Net gain on sales of loans .......................             --             172            143             266
     Net gain (loss) from real estate operations ......             (3)             --             (4)            157
     Other ............................................            201             152            535             514
                                                          ------------    ------------   ------------    ------------
                                                                 1,215           1,244          6,300           3,699
                                                          ------------    ------------   ------------    ------------
Non-Interest Expenses:
     Compensation and employee benefits ...............          3,134           3,135          9,460           9,407
     Extinguishment of debt ...........................             --              --          1,351              --
     Equipment ........................................            530             516          2,039           1,594
     Net occupancy expense ............................            664             643          1,843           1,741
     Advertising ......................................            168             155            467             549
     Federal deposit insurance premium ................             45              44            132             128
     Amortization of intangible assets ................             --             454             --           1,361
     Other ............................................          1,119           1,196          3,509           3,663
                                                          ------------    ------------   ------------    ------------
                                                                 5,660           6,143         18,801          18,443
                                                          ------------    ------------   ------------    ------------

Income Before Income Taxes ............................          4,766           5,968         16,537          18,133
Income Tax Expense ....................................          1,717           2,114          5,902           6,511
                                                          ------------    ------------   ------------    ------------
Net Income ............................................   $      3,049    $      3,854   $     10,635    $     11,622
                                                          ============    ============   ============    ============

Weighted average number of common shares outstanding:
     Basic ............................................     12,966,518      13,590,180     13,106,655      13,682,105
                                                          ============    ============   ============    ============
     Diluted ..........................................     13,349,234      13,959,738     13,520,805      14,099,360
                                                          ============    ============   ============    ============

Net income per common share:
     Basic ............................................   $       0.24    $       0.28   $       0.81    $       0.85
                                                          ============    ============   ============    ============
     Diluted ..........................................   $       0.23    $       0.28   $       0.79    $       0.82
                                                          ============    ============   ============    ============


See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

                                                                 Three months ended       Nine months ended
                                                                      March 31,               March 31,
                                                                --------------------    --------------------
                                                                  2006        2005        2006        2005
                                                                --------    --------    --------    --------
                                                                     (unaudited)             (unaudited)
                                                                               (In thousands)
Net income ..................................................   $  3,049    $  3,854    $ 10,635    $ 11,622

Other comprehensive income (loss), net of tax:
   Unrealized holding gains (losses) arising during period on
    investment securities available for sale, net of tax ....        (57)        (38)       (128)          8
                                                                --------    --------    --------    --------
Comprehensive income ........................................   $  2,992    $  3,816    $ 10,507    $ 11,630
                                                                ========    ========    ========    ========

See notes to consolidated financial statements.


PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

                                                            For the Nine Months Ended March 31, 2006 and 2005
                                                            -------------------------------------------------
                                                                               (unaudited)

                                                                                                     Accumulated
                                         Serial                        Additional                       Other
                                        Preferred       Common          Paid-In        Retained     Comprehensive
                                          Stock          Stock          Capital        Earnings      Income (Loss)       Total
                                       ------------   ------------   ------------    ------------    ------------    ------------
                                                    (Dollars in thousands, except per share amounts)

Balance at June 30, 2004 ...........   $         --   $          9   $     42,839    $     75,523    $         28    $    118,399
Repurchase of 510,300
  outstanding shares ...............                            (4)        (1,271)         (6,806)                         (8,081)
Issuance of 433,318 shares of
  stock for options exercised and
 Dividend Reinvestment Plan
  ("DRP") ..........................                             2          1,081             244                           1,327
Tax benefit from stock option plan .                                        2,962                                           2,962
Cash dividends of $0.15 per
  common share .....................                                                       (2,008)                         (2,008)
Unrealized holding gains on
  investment securities available
  for sale, net of income taxes
  of $5 ............................                                                                            8               8
Two-for-one split in the form of
  a 100% stock dividend ............                           128                           (128)                             --
Net income for the nine months
  ended March 31, 2005 .............                                                       11,622                          11,622
                                       ------------   ------------   ------------    ------------    ------------    ------------
Balance at March 31, 2005 ..........   $         --   $        135   $     45,611    $     78,447    $         36    $    124,229
                                       ============   ============   ============    ============    ============    ============


Balance at June 30, 2005 ...........   $         --   $        133   $     39,092    $     84,734    $         95    $    124,054
Repurchase of 490,300
  outstanding shares ...............                            (5)        (1,221)         (7,940)                         (9,166)
Issuance of 101,740 shares of
  stock for options exercised and
  DRP ..............................                             1            254             357                             612
Tax benefit from stock option plan .                                          269                                             269
Cash dividends of $0.21 per
  common share .....................                                                       (2,691)                         (2,691)
Unrealized holding losses on
  investment securities available
  for sale, net of income taxes
  of $(88) .........................                                                                         (128)           (128)
Net income for the nine months
  ended March 31, 2006 .............                                                       10,635                          10,635
                                       ------------   ------------   ------------    ------------    ------------    ------------
Balance at March 31, 2006 ..........   $         --   $        129   $     38,394    $     85,095    $        (33)   $    123,585
                                       ============   ============   ============    ============    ============    ============

See notes to consolidated financial statements.


PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

                                                                             Nine months ended March 31,
                                                                             ---------------------------
                                                                                 2006          2005
                                                                               ---------    ---------
                                                                              (unaudited)  (unaudited)
                                                                                   (In thousands)
Cash Flows from Operating Activities:
     Net income ...........................................................   $  10,635    $  11,622
     Adjustments to reconcile net income to net cash provided by operating activities:
     Net gain on sales of loans ...........................................        (143)        (266)
     Proceeds from sales of loans originated for sale .....................       5,538        6,013
     Originations of loans held for sale ..................................      (5,037)      (5,966)
     Net (gain) loss on sales of real estate owned ........................           4         (157)
     Amortization of investment and mortgage-backed securities
       premium, net .......................................................         257          192
     Depreciation and amortization ........................................       1,736        1,350
     Tax benefit related to stock options .................................         269        2,962
     Amortization of intangible assets ....................................          --        1,361
     Amortization of premiums on loans and loan fees ......................       1,398        1,324
     Amortization of junior subordinated debentures issuance costs ........          33           33
     Income on BOLI .......................................................        (674)        (466)
     Increase in accrued interest receivable, net of accrued
       interest payable ...................................................      (1,124)      (1,032)
     (Increase) decrease in other assets ..................................      (1,728)       1,584
     Decrease in accounts payable and other liabilities ...................      (2,831)      (1,946)
     Increase in mortgage escrow funds ....................................       1,100           76
     Other, net ...........................................................          --            5
                                                                               ---------    ---------
     Net cash provided by operating activities ............................       9,433       16,689
                                                                               ---------    ---------

Cash Flows from Investing Activities:
     Proceeds from maturities of investment securities held to maturity ...          --       20,551
     Purchases of investment securities held to maturity ..................     (34,976)     (20,000)
     Purchases of investment securities available for sale ................        (149)        (130)
     Proceeds from principal repayments of mortgage-backed securities
         held to maturity .................................................      12,281       16,889
     Net outflow from loan originations net of principal repayments of loans   (171,379)    (128,053)
     Proceeds from loans sold .............................................      23,531       18,503
     Purchases of loans ...................................................      (2,761)          --
     Purchases of premises and equipment ..................................      (1,075)        (695)
     Net inflow from real estate owned activity ...........................         473          630
     Purchases of BOLI ....................................................      (7,000)     (10,000)
     (Purchases) redemptions of Federal Home Loan Bank of New York stock ..      (3,870)       2,040
                                                                               ---------    ---------
     Net cash used in investing activities ................................    (184,925)    (100,265)
                                                                               ---------    ---------

Cash Flows from Financing Activities:
     Net increase in deposits .............................................      32,528       96,523
     Proceeds from advances from the Federal Home Loan Bank of New York
         and other borrowings .............................................     135,000       29,475
     Repayment of advances from the Federal Home Loan Bank of New
          York and other borrowings .......................................     (85,000)     (50,000)
     Increase in other short term borrowings ..............................     106,382       14,238
     Cash dividends paid ..................................................      (2,691)      (2,008)
     Repurchases of outstanding shares, net of reissuances ................      (8,554)      (6,754)
                                                                               ---------    ---------
     Net cash provided by financing activities ............................     177,665       81,474
                                                                               ---------    ---------
Net Increase (Decrease) in Cash and Cash Equivalents ......................       2,173       (2,102)
Cash and Cash Equivalents, Beginning of Period ............................      15,220       14,859
                                                                               ---------    ---------
Cash and Cash Equivalents, End of Period ..................................    $ 17,393     $ 12,757
                                                                               =========    =========


PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)

                                                                              Nine months ended March 31,
                                                                              ---------------------------
                                                                                  2006        2005
                                                                                ---------   ---------
                                                                               (unaudited) (unaudited)
                                                                                   (In thousands)

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
     Interest ..............................................................    $  55,237   $  45,020
                                                                                =========   =========
     Income taxes ..........................................................    $   6,779   $   1,137
                                                                                =========   =========

Supplemental Schedule of Non-Cash Activities:
     Transfer of loans receivable to loans held for sale, at lower of cost or
          market ...........................................................    $  19,583   $  18,284
                                                                                =========   =========
     Transfer of loans receivable to real estate owned, net ................    $     477   $     473
                                                                                =========   =========

See notes to consolidated financial statements.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. Basis of Presentation

The interim consolidated financial statements of PennFed Financial Services, Inc. ("PennFed") and subsidiaries (with its subsidiaries, the "Company") include the accounts of PennFed and its subsidiaries (including Penn Federal Savings Bank (the "Bank")). These interim consolidated financial statements included herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2005. The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. There were no adjustments of a non-recurring nature recorded during the nine months ended March 31, 2006 and 2005. The interim results of operations presented are not necessarily indicative of the results for the full year.

2. Supplemental Executive Retirement Plan and Directors' Retirement Plan

The Company currently provides for a Supplemental Executive Retirement Plan ("SERP") and a Directors' Retirement Plan ("DP") for certain key executive employees and directors. Benefits provided are based primarily on years of service and compensation or fees. Both plans are unfunded and at March 31, 2006, the benefit obligation of $1,171,000 was included in Accounts payable and other liabilities in the Consolidated Statements of Financial Condition. At March 31, 2006, the assumptions used in calculating the benefit obligation included a 4% compensation increase rate and a discount rate of 5%. At March 31, 2005, the assumptions used in calculating the benefit obligation included a 4% compensation increase rate and a discount rate of 7%. The accounting for these postretirement benefits is in accordance with Statement of Financial Accounting Standards No. 87 "Employers' Accounting for Pensions." The Company has not made, and does not expect to make, any contributions to these plans during the fiscal year ending June 30, 2006.

Net periodic pension cost for the Company's SERP and DP included the following components:

                                                 Three months ended March 31,
                                              ---------------------------------
                                                   2006               2005
                                              --------------    ---------------
                                              SERP       DP     SERP        DP
                                              -----    -----    -----     -----
                                                       (In thousands)

Service cost .............................    $  41    $   8    $  61     $  11
Interest cost ............................       14        2        7         1
Amortization of prior service cost .......        6        1       (2)       (1)
                                              -----    -----    -----     -----
Net periodic pension expense .............    $  61    $  11    $  66     $  11
                                              =====    =====    =====     =====

                                                 Nine months ended March 31,
                                              ---------------------------------
                                                   2006               2005
                                              --------------    ---------------
                                              SERP       DP     SERP        DP
                                              -----    -----    -----     -----
                                                       (In thousands)

Service cost .............................    $ 354    $  49    $ 183     $  33
Interest cost ............................       43        6       21         3
Amortization of prior service cost .......       19        2       (6)       (3)
                                              -----    -----    -----     -----
Net periodic pension expense .............    $ 416    $  57    $ 198     $  33
                                              =====    =====    =====     =====

3. Computation of Earnings Per Share ("EPS")

The computation of EPS is presented in the following table.

                                                     Three months ended          Nine months ended
                                                         March 31,                  March 31,
                                                 -------------------------   -------------------------
                                                     2006         2005           2006         2005
                                                 -----------   -----------   -----------   -----------
                                                    (Dollars in thousands, except per share amounts)

Net income ...................................   $     3,049   $     3,854   $    10,635   $    11,622
                                                 ===========   ===========   ===========   ===========

Number of shares outstanding:
Weighted average shares issued and outstanding    12,966,518    13,590,180    13,106,655    13,682,105
Plus: Average common stock equivalents .......       382,716       369,558       414,150       417,255
                                                 -----------   -----------   -----------   -----------
Average diluted shares .......................    13,349,234    13,959,738    13,520,805    14,099,360
                                                 ===========   ===========   ===========   ===========

Earnings per common share:
        Basic ................................   $      0.24   $      0.28   $      0.81   $      0.85
                                                 ===========   ===========   ===========   ===========
        Diluted ..............................   $      0.23   $      0.28   $      0.79   $      0.82
                                                 ===========   ===========   ===========   ===========

4. Stockholders' Equity and Regulatory Capital

During the three months ended March 31, 2006, the Company repurchased 163,100 shares of its outstanding common stock at prices ranging from $17.90 to $19.13 per share, for a total cost of $3,014,000. During the nine months ended March 31, 2006, the Company repurchased 490,300 shares of its outstanding common stock at prices ranging from $17.10 to $19.75 per share, for a total cost of $9,166,000.

The Bank's regulatory capital amounts and ratios are presented in the following table.

                                                                                        To Be Well
                                                                For Minimum          Capitalized Under
                                                              Capital Adequacy       Prompt Corrective
                                            Actual                Purposes           Action Provisions
                                      -------------------    -------------------    -------------------
                                       Amount     Ratio       Amount     Ratio       Amount      Ratio
                                      --------   --------    --------   --------    --------   --------
                                                            (Dollars in thousands)
As of March 31, 2006
Tangible capital, and ratio to
   adjusted total assets ..........   $169,304       7.57%   $ 33,534       1.50%        N/A        N/A
Tier I (core) capital, and ratio to
   adjusted total assets ..........   $169,304       7.57%   $ 89,425       4.00%   $111,781       5.00%
Tier I (core) capital, and ratio to
   risk-weighted assets ...........   $169,304      13.91%        N/A        N/A    $ 73,032       6.00%
Risk-based capital, and ratio to
   risk-weighted assets ...........   $175,202      14.39%   $ 97,376       8.00%   $121,720      10.00%

As of June 30, 2005
Tangible capital, and ratio to
   adjusted total assets ..........   $169,765       8.28%   $ 30,750       1.50%        N/A        N/A
Tier I (core) capital, and ratio to
   adjusted total assets ..........   $169,765       8.28%   $ 82,001       4.00%   $102,501       5.00%
Tier I (core) capital, and ratio to
   risk-weighted assets ...........   $169,765      15.29%        N/A        N/A    $ 66,614       6.00%
Risk-based capital, and ratio to
   risk-weighted assets ...........   $175,880      15.84%   $ 88,819       8.00%   $111,024      10.00%

The previous table reflects information for the Bank. Savings and loan holding companies, such as PennFed, are not subject to capital requirements for capital adequacy purposes or for prompt corrective action requirements. Bank holding companies, however, are subject to capital requirements established by the Board of Governors of the Federal Reserve System.

5. Recently Issued Accounting Standards

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 156, "Accounting for Servicing of Financial Assets." SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under SFAS No. 156, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because SFAS No. 156 permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. SFAS No. 156 is effective in the first fiscal year beginning after September 15, 2006 with earlier adoption permitted. The Company does not expect the adoption of SFAS No. 156 to have a material impact on its consolidated financial condition, results of operations or cash flows.

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

Forward-Looking Statements

When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties, including, among other things, changes in economic and competitive conditions in the Company's market area, changes in laws and regulations and in policies by regulatory agencies, fluctuations in interest rates and demand for loans in the Company's market area, the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses, the Company's ability to attract and retain depositors and to obtain cost-effective funding, the relationship of short-term interest rates to long-term interest rates and the Company's ability to manage its interest rate risk, competition and terrorist acts that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above, as well as other factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company will not undertake - and specifically declines any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of these statements or to reflect the occurrence of anticipated or unanticipated events.

Overview

The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Company currently has 25 full service branch offices located in New Jersey. The Company attracts deposits from the general public and uses these deposits, together with borrowings and other funds, to originate and purchase one- to four-family residential mortgage loans, and, to a lesser extent, to originate commercial and multi-family real estate and consumer loans. The Company also invests in mortgage-backed securities secured by one- to four-family residential mortgages and U.S. government agency obligations. Through a relationship with an unaffiliated third party, the Company offers insurance and uninsured non-deposit investment products to the Company's customers and members of the general public. A wholly-owned subsidiary of the Company participates in the ownership of a title insurance agency.

The Company's loan portfolio growth is dependent primarily on its ability to provide the products and services that meet the needs of the customers in its market area. The Company offers fixed rate, adjustable rate and balloon mortgage loans for residential and commercial purposes, as well as home equity, consumer loans and non-mortgage business loans, with a variety of terms. Residential first mortgage loans are the largest part of the portfolio, representing approximately 78.1% at March 31, 2006. The level of interest rates also has a significant impact on the ability of the Company to originate loans and on the amount of prepayment activity experienced by the Company. Since June 30, 2005, the Company's net loans receivable and loans held for sale increased $148.4 million. This increase was primarily attributable to strong loan origination levels in one- to four-family residential and consumer loans and the lower levels of prepayments when compared to prior periods when market interest rates were declining. During the nine months ended March 31, 2006, the Company sold $28.9 million of primarily fixed rate loans as a means to assist in the management of interest rate risk.

The retention and the recruitment of profitable deposit customers are vital to PennFed's ability to generate liquid funds and to support the growth of non-interest income. The number of deposit accounts at March 31, 2006 was relatively the same as the number of accounts at June 30, 2005; however, the average deposit balance per account, excluding wholesale certificates of deposit, has increased 3.3% since June 30, 2005. The Company offers a number of different deposit products and uses this product mix along with a strong focus on customer service to attract customers and to build depositor relationships. The level of interest rates also significantly affects the level of the Company's deposits. Since June 30, 2005, deposits increased $32.7 million, primarily due to an increase in certificates of deposit as well as an increase in checking and money market accounts partially offset by a decrease in savings accounts.

The Company's future loan and deposit growth is, to a large extent, directly tied to the level of interest rates. If long-term interest rates rise, loan origination levels may decline. Growth in the loan pipeline will depend on the Company's ability to successfully seek out customers in spite of the higher cost of borrowing for the customer and competition from other lenders. Loan growth driven by borrower demand will also depend on the strength of the economy in the Company's market area. With rising interest rates and/or deteriorating economic conditions, loan origination volumes would likely be lower than recent periods and a reduction in the prepayment of loans currently in portfolio would be expected. The Company has continued its loan sale strategy with respect to new longer term, fixed rate residential loan product in order to assist in the management of interest rate risk associated with keeping longer term loans on the balance sheet. With respect to deposits, while an increase in interest rates would increase the Company's cost of funds, it also would provide the Company with an additional opportunity to attract depositors, some of whom may have sought higher returns with mutual funds and other non-deposit investment products when market rates were lower. The Company remains confident that by offering appropriately priced products and by striving to deliver superior service, it will be able to maintain profitable levels of loans and deposits.

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

The Company's future earnings are inherently tied to the level of interest rates. If interest rates increase, the Company's interest expense on deposits and wholesale borrowings will increase at a faster pace than the effects that will be seen in the Company's interest income on loans, investment securities and mortgage-backed securities. This effect on interest expense is due to the short-term repricing characteristics of a portion of the Company's deposits and borrowings. As for interest income, loan commitments, generally locked in at issuance, will result in loans closed at below-market rates if rates continue to rise. If interest rates rise, a decline in loan prepayments and in prepayments on mortgage-backed securities will reduce cashflows available for reinvestment at higher rates. By emphasizing the origination of adjustable rate and biweekly loan products and continuing the sale of longer term fixed rate residential loans, while also focusing on increasing the balance of core deposits and longer term certificates of deposit and borrowings, the Company will endeavor to better position itself to mitigate the effects of rising interest rates.

On February 27, 2006, the Company notified its customers of its planned May 31, 2006 closing of its branch located at 493 Bloomfield Avenue in Montclair, New Jersey. The decision to close the branch was principally due to economies of scale. Deposits will be transferred to a branch located less than two miles from the branch to be closed.

Financial Condition

Assets. Total assets increased $186.8 million to $2.237 billion at March 31, 2006 from $2.051 billion at June 30, 2005. This increase was primarily due to a $152.7 million increase in net loans receivable, reflecting strong loan origination levels and the lower levels of loan prepayment activity, and a $34.9 million increase in investment securities held to maturity partially offset by a $12.5 million decrease in mortgage-backed securities held to maturity.

Liabilities. Deposits increased $32.7 million to $1.372 billion at March 31, 2006 from $1.339 billion at June 30, 2005. An increase in certificates of deposit of $36.6 million partially offset by a $3.9 million decrease in core deposits (checking, money market and savings accounts) accounted for the change in deposits. Checking and money market account balances increased $62.6 million since June 30, 2005, while savings accounts decreased $66.5 million. The decrease in savings accounts since June 30, 2005 was attributable to a rise in short term interest rates, which has shifted temporarily "parked" savings account funds to higher yielding deposit alternatives. This shift in temporarily "parked" savings accounts has also led to a portion of the increase in checking and money market accounts, as these accounts are more liquid. At March 31, 2006, FHLB of New York advances and other borrowings totaled $679.8 million, reflecting a $156.4 million increase from $523.4 million at June 30, 2005.

Stockholders' Equity. Stockholders' equity at March 31, 2006 totaled $123.6 million compared to $124.1 million at June 30, 2005. The change in equity reflects the repurchase of 490,300 shares of the Company's outstanding stock at an average price of $18.69 per share, the declaration of cash dividends and unrealized holding losses on investment securities available for sale, net of taxes, partially offset by the net income recorded for the nine months ended March 31, 2006 and the exercise of stock options, including the related tax effect.

Results of Operations

General. For the three months ended March 31, 2006, net income was $3.0 million, or $0.23 per diluted share, compared to net income of $3.9 million, or $0.28 per diluted share, for the comparable prior year period. For the nine months ended March 31, 2006, net income was $10.6 million, or $0.79 per diluted share. These results compare to net income of $11.6 million, or $0.82 per diluted share, for the comparable prior year period.

Interest and Dividend Income. Interest and dividend income for the three and nine months ended March 31, 2006 increased to $29.0 million and $85.0 million, respectively, from $26.2 million and $78.0 million for the three and nine months ended March 31, 2005. In general, the increases in interest and dividend income reflect a higher level of interest-earning assets due to strong loan originations of one- to four-family residential and consumer loans and the slowdown in prepayments in the Company's loan and mortgage-backed securities portfolios during the current year periods compared to the prior year periods. Average interest-earning assets were $2.111 billion and $2.065 billion for the three and nine months ended March 31, 2006, compared to $1.913 billion and $1.898 billion for the three and nine months ended March 31, 2005, respectively. The average yield earned on interest-earning assets increased slightly to 5.51% and 5.48% for the three and nine months ended March 31, 2006 from 5.48% and 5.47% for the three and nine months ended March 31, 2005.

Interest income on residential one- to four-family mortgage loans for the three and nine months ended March 31, 2006 increased $1.9 million and $5.0 million, respectively, when compared to the prior year periods. The increases in interest income on residential one- to four-family mortgage loans for the three and nine months ended March 31, 2006 were due to increases in the average balance of residential one- to four-family mortgage loans outstanding of $150.7 million and $140.6 million, respectively, primarily as the result of strong origination levels and a slowdown in prepayments during the current year periods. For the three and nine months ended March 31, 2006, the residential one- to four-family mortgage loan portfolio averaged $1.240 billion and $1.209 billion, respectively, compared to $1.089 billion and $1.069 billion for the prior year periods. Somewhat offsetting the increases in the average balances of residential one- to four-family mortgage loans were decreases in the average yield earned on this loan portfolio to 5.28% and 5.25% for the three and nine months ended March 31, 2006, respectively, from 5.30% and 5.31% for the comparable prior year periods, reflecting the payoff or refinance of higher yielding loans and the origination of lower yielding loans over the last twelve months.

Interest income on commercial and multi-family real estate loans decreased $105,000 and $248,000 for the three and nine months ended March 31, 2006, respectively, when compared to the prior year periods. The decreases in interest income on commercial and multi-family real estate loans were partially attributable to decreases in the average outstanding balance of these loans of $2.1 million and $2.3 million for the three and nine months ended March 31, 2006, respectively, when compared to the prior year periods. In addition, the average yield earned on commercial and multi-family real estate loans decreased to 6.69% and 6.74% for the three and nine months ended March 31, 2006, respectively, when compared to 6.86% and 6.85% for the three and nine months ended March 31, 2005. As with other loans, the payoff of higher yielding loans and the origination of loans at lower market interest rates has resulted in declines in the yield of the commercial and multi-family real estate loan portfolio.

Interest income on consumer loans increased $797,000 and $2.1 million for the three and nine months ended March 31, 2006, respectively, when compared to the prior year periods. The increases in interest income on consumer loans were partially attributable to increases in the average outstanding balance of these loans. The average outstanding balance increased $45.4 million and $38.7 million for the three and nine months ended March 31, 2006, respectively, when compared to the prior year periods, due primarily to higher origination levels and reduced prepayments. Also contributing to the increases in interest income on consumer loans were increases in the average yield earned on these loans. The average yield earned on consumer loans increased to 5.89% and 5.76% for the three and nine months ended March 31, 2006, respectively, from 5.45% and 5.32% for the three and nine months ended March 31, 2005.

Interest income on investment securities and other interest-earning assets increased $453,000 and $923,000 for the three and nine months ended March 31, 2006, respectively, when compared to the prior year periods. The increases in interest income on investment securities and other interest-earning assets for the three and nine months ended March 31, 2006 were partially due to increases of $21.8 million and $8.9 million in the average balance outstanding, respectively, when compared to the prior year periods. Further adding to the increases in interest income on investment securities and other interest-earning assets were increases in the average yield earned on these securities and other interest-earning assets. The average yield increased to 5.62% and 5.59% for the three and nine months ended March 31, 2006, respectively, compared to 5.48% and 5.43% for the three and nine months ended March 31, 2005.

Interest income on the mortgage-backed securities portfolio decreased $233,000 and $745,000 for the three and nine months ended March 31, 2006, respectively, when compared to the prior year periods. The decreases in interest income on mortgage-backed securities were primarily due to decreases in the average outstanding balance of these securities. The average outstanding balance of mortgage-backed securities decreased $17.9 million and $19.3 million for the three and nine months ended March 31, 2006, respectively, compared to the three and nine months ended March 31, 2005. The average yield earned on mortgage-backed securities decreased to 5.12% and 5.10% for the three and nine months ended March 31, 2006, respectively, when compared to 5.14% and 5.11% for the three and nine months ended March 31, 2005.

Interest Expense. Interest expense for the three and nine months ended March 31, 2006 increased to $19.8 million and $56.0 million, respectively, from $15.3 million and $45.1 million for the comparable prior year periods. The higher cost of funds on deposits and other borrowings, due to the short term interest rate environment, and, to a lesser extent, an increase in the average balance of deposits, FHLB of New York advances and other borrowings, were the primary factors responsible for the increase in interest expense on deposits and borrowings in the current year periods, when compared to the prior year periods. The average rate on deposits and borrowings was 3.90% and 3.72% for the three and nine months ended March 31, 2006, respectively, an increase from 3.34% and 3.27% for the prior year periods. Total average deposits and borrowings increased $195.2 million and $166.1 million for the three and nine months ended March 31, 2006, respectively, when compared to the three and nine months ended March 31, 2005.

For the three months and nine months ended March 31, 2006, the average rate paid on deposits increased to 3.16% and 2.95%, respectively, from 2.43% and 2.36% for the three and nine months ended March 31, 2005. Average deposit balances increased $97.4 million and $119.7 million to $1.363 billion and $1.358 billion for the three and nine months ended March 31, 2006, respectively, from $1.265 billion and $1.238 billion for the comparable prior year periods. The growth in deposits is partially reflective of the interest rate environment, the addition of the three new branches opened since January 2004 and the increase in wholesale certificates of deposit. In addition, deposit growth reflects the offering of attractive and appropriately priced deposit products, which are promoted through various marketing strategies.

The average cost of FHLB of New York advances for the three and nine months ended March 31, 2006 decreased to 5.52% and 5.61%, respectively, from 5.72% for both the three and nine months ended March 31, 2005 due to the addition of lower costing advances. The average balance of FHLB of New York advances increased $24.3 million and $3.8 million for the three and nine months ended March 31, 2006, respectively, when compared to the three and nine months ended March 31, 2005. To offset the slower loan prepayment cashflows and to take advantage of favorable rates on other borrowings as compared to rates on deposits, the average balance of other borrowings increased $73.5 million and $42.5 million for the three and nine months ended March 31, 2006, respectively, when compared to the three and nine months ended March 31, 2005. The average rate paid on other borrowings increased to 4.25% and 3.89% for the three and nine months ended March 31, 2006, respectively, from 3.00% and 2.60% for the comparable prior year periods as a result of higher market interest rates.

Interest expense on junior subordinated debentures increased $152,000 and $461,000 for the three and nine months ended March 31, 2006, respectively, when compared to the prior year periods. The increases in interest expense were primarily due to increases in the average cost of these borrowings to 8.84% and 8.43% for the three and nine months ended March 31, 2006, respectively, from 7.39% and 7.00% for the three and nine months ended March 31, 2005. The average balance of junior subordinated debentures increased $45,000 for both the three and nine months ended March 31, 2006, when compared to the prior year periods.

Net Interest and Dividend Income. Net interest and dividend income before provision for loan losses for the three and nine months ended March 31, 2006 was $9.2 million and $29.0 million, respectively, compared to $10.9 million and $32.9 million recorded in the comparable prior year periods. Average net interest-earning assets increased $2.7 million and $659,000 for the three and nine months ended March 31, 2006, respectively, when compared to the prior year periods. The net interest rate spread and net interest margin for the three months ended March 31, 2006 were 1.61% and 1.74%, respectively, a decrease from 2.14% and 2.26% for the three months ended March 31, 2005. For the nine months ended March 31, 2006, the net interest rate spread and net interest margin were 1.76% and 1.89%, respectively, a decrease from 2.20% and 2.32% for the nine months ended March 31, 2005. The net interest margin compressed during the current year periods when compared to the prior year periods principally due to growth in the loan portfolio at relatively lower returns coupled with the upward repricing of certain deposits and borrowings. Declines in net interest margins have been the result of the flattening yield curve, with longer term interest rates reflecting minimal movement but with continual increases in shorter term rates. As a result, the Company's deposit and borrowing costs continued to rise at a faster pace than interest rates offered on real estate mortgage loans within the Company's lending market.

Provision for Loan Losses. There was no provision for loan losses recorded for the three and nine months ended

March 31, 2006, reflecting the Company's historically low levels of non-accruing loans and loan chargeoffs. There was also no loan loss provision recorded in the comparable prior year periods. Management believes that the current allowance for loan losses is adequate to absorb probable losses on existing loans that may become uncollectible. The allowance for loan losses at March 31, 2006 was $5.9 million compared to $6.1 million at June 30, 2005. The allowance for loan losses as a percentage of non-accruing loans was 225.89% at March 31, 2006, compared to 231.00% at June 30, 2005. Non-accruing loans at March 31, 2006 were relatively unchanged from the $2.6 million recorded at June 30, 2005. The allowance for loan losses as a percentage of total loans at March 31, 2006 was 0.36% compared to 0.41% at June 30, 2005, primarily due to the increase in the balance of the overall loan portfolio. See the discussion on the allowance for loan losses in this Form 10-Q under "Critical Accounting Policies".

Non-Interest Income. For the three and nine months ended March 31, 2006, non-interest income was $1.2 million and $6.3 million, respectively, compared to $1.2 million and $3.7 million for the prior year periods. The increase in non-interest income for the nine months ended March 31, 2006 was primarily due to an increase in fees and service charges, when compared to the prior year period.

Fee and service charge income for the three months ended March 31, 2006 was $778,000, reflecting an increase of $75,000 from the $703,000 recorded for the prior year period. The increase in the current three month period was primarily due to an increase in fees associated with various loan prepayments, when compared to the three months ended March 31, 2005. For the nine months ended March 31, 2006, fee and service charge income was $5.0 million, reflecting an increase of $2.7 million from the $2.3 million recorded for the prior year period. Fees and service charges increased during the nine months ended March 31, 2006 primarily due to a prepayment premium of $2.7 million earned on the payoff of a large-balance commercial real estate loan.

During the three months ended March 31, 2006, there was no net gain on sales of loans compared to $172,000 during the three months ended March 31, 2005. During the nine months ended March 31, 2006, the net gain on sales of loans was $143,000 compared to $266,000 for the nine months ended March 31, 2005. Approximately $678,000 and $28.9 million of primarily fixed rate one- to four-family residential mortgage loans were sold into the secondary market and to other financial institutions during the three and nine months ended March 31, 2006, respectively. During the three and nine months ended March 31, 2005, approximately $15.0 million and $24.2 million of fixed rate one- to four-family residential mortgage loans were sold into the secondary market and to other financial institutions, respectively. The reduction in loan sales for the current three month period can be attributed to a reduction in the origination of longer term fixed rate products, as borrowers have shown increased interest in adjustable rate and bi-weekly loans, which are retained in portfolio.

Non-Interest Expenses. Non-interest expenses for the three and nine months ended March 31, 2006 were $5.7 million and $18.8 million, or 1.04% and 1.17% of average assets, respectively. For the comparable prior year periods, non-interest expenses were $6.1 million and $18.4 million, or 1.24% and 1.25% of average assets, respectively. Included in non-interest expense for the nine months ended March 31, 2006 was a prepayment penalty on certain Federal Home Loan Bank ("FHLB") of New York advances prepaid. $35.0 million of FHLB of New York advances with a weighted average interest rate of 5.95% and a weighted average remaining term of 28 months were replaced with $35.0 million of new FHLB of New York advances with a weighted average interest rate of 4.20% and a weighted average remaining term of 43 months. The current nine month period expense level also reflects $259,000 of increased obligations under certain long-term benefits plans and $372,000 of accelerated depreciation expense for branch automation system software that is no longer used. In addition, costs associated with regulatory burden, especially compliance with Sarbanes-Oxley
Section 404, continue to require additional expenditures. For the three and nine months ended March 31, 2005, non-interest expenses included $454,000 and $1.4 million of amortization of intangible assets, respectively. At March 31, 2005, these intangible assets were fully amortized.

Income Tax Expense. Income tax expense was $1.7 million and $5.9 million for the three and nine months ended March 31, 2006, respectively, compared to $2.1 million and $6.5 million for the three and nine months ended March 31, 2005. The effective tax rate for the three and nine months ended March 31, 2006 was 36.0% and 35.7%, respectively, compared to 35.4% and 35.9% for the three and nine months ended March 31, 2005.

Analysis of Net Interest Income

The following tables set forth certain information relating to the Company's Consolidated Statements of Financial Condition and the Consolidated Statements of Income for the three and nine months ended March 31, 2006 and 2005 and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived from average daily balances. The average balance of loans receivable includes non-accruing loans. The yields and costs include fees, which are considered adjustments to yields.

                                                                     Three Months Ended March 31,
                                            -----------------------------------------------------------------------------
                                                             2006                                    2005
                                            -------------------------------------    ------------------------------------
                                               Average      Interest                  Average      Interest
                                             Outstanding    Earned/      Yield/     Outstanding     Earned/      Yield/
                                               Balance       Paid       Rate (1)      Balance        Paid       Rate (1)
                                             ----------   ----------   ----------    ----------   ----------   ----------
                                                                              (Dollars in thousands)
Interest-earning assets:
    One- to four-family mortgage
       loans .............................   $1,239,555   $   16,287         5.28%   $1,088,821   $   14,393         5.30%
    Commercial and multi-family real
       estate loans ......................      165,799        2,775         6.69       167,911        2,880         6.86
    Consumer loans .......................      173,443        2,519         5.89       128,064        1,722         5.45
                                             ----------   ----------                 ----------   ----------
       Total loans receivable ............    1,578,797       21,581         5.49     1,384,796       18,995         5.51

    Investment securities and other ......      464,917        6,529         5.62       443,113        6,076         5.48
    Mortgage-backed securities ...........       67,469          863         5.12        85,365        1,096         5.14
                                             ----------   ----------                 ----------   ----------
       Total interest-earning assets .....    2,111,183   $   28,973         5.51     1,913,274   $   26,167         5.48
                                                          ==========                              ==========

Non-interest earning assets ..............       73,182                                  72,000
                                             ----------                              ----------
       Total assets ......................   $2,184,365                              $1,985,274
                                             ==========                              ==========

Deposits and borrowings:
    Money market and demand deposits .....   $  263,610   $    1,261         1.94%   $  205,417   $      388         0.77%
    Savings deposits .....................      327,148        2,145         2.66       422,447        2,505         2.40
    Certificates of deposit ..............      771,818        7,220         3.79       637,283        4,690         2.98
                                             ----------   ----------                 ----------   ----------
       Total deposits ....................    1,362,576       10,626         3.16     1,265,147        7,583         2.43

    FHLB of New York advances ............      449,726        6,210         5.52       425,465        6,081         5.72
    Other borrowings .....................      187,969        1,996         4.25       114,493          858         3.00
    Junior subordinated debentures .......       42,110          930         8.84        42,065          778         7.39
                                             ----------   ----------                 ----------   ----------
       Total deposits and borrowings .....    2,042,381   $   19,762         3.90     1,847,170   $   15,300         3.34
                                                          ==========                              ==========

Other liabilities ........................       18,381                                  14,226
                                             ----------                              ----------
       Total liabilities .................    2,060,762                               1,861,396
Stockholders' equity .....................      123,603                                 123,878
                                             ----------                              ----------
       Total liabilities and stockholders'
           equity ........................   $2,184,365                              $1,985,274
                                             ==========                              ==========

Net interest income and net
    interest rate spread .................                $    9,211         1.61%                $   10,867         2.14%
                                                          ==========   ==========                 ==========   ==========

Net interest-earning assets and net
    interest margin ......................   $   68,802                      1.74%   $   66,104                      2.26%
                                             ==========                ==========    ==========                ==========

Ratio of interest-earning assets to
    deposits and borrowings ..............                                 103.37%                                 103.58%
                                                                       ==========                              ==========

(1) Annualized.


                                                                      Nine Months Ended March 31,
                                             ----------------------------------------------------------------------------
                                                              2006                                   2005
                                             ------------------------------------    ------------------------------------
                                               Average      Interest                   Average      Interest
                                             Outstanding    Earned/      Yield/      Outstanding    Earned/       Yield/
                                               Balance      Paid        Rate (1)       Balance      Paid        Rate (1)
                                             ----------   ----------   ----------    ----------   ----------   ----------
                                                                              (Dollars in thousands)
Interest-earning assets:
    One- to four-family mortgage
       loans .............................   $1,209,474   $   47,621         5.25%   $1,068,844   $   42,594         5.31%
    Commercial and multi-family real
       estate loans ......................      166,511        8,542         6.74       168,786        8,790         6.85
    Consumer loans .......................      161,522        6,986         5.76       122,822        4,908         5.32
                                             ----------   ----------                 ----------   ----------
       Total loans receivable ............    1,537,507       63,149         5.46     1,360,452       56,292         5.50

    Investment securities and other ......      456,106       19,121         5.59       447,173       18,198         5.43
    Mortgage-backed securities ...........       71,581        2,736         5.10        90,837        3,481         5.11
                                             ----------   ----------                 ----------   ----------
       Total interest-earning assets .....    2,065,194   $   85,006         5.48     1,898,462   $   77,971         5.47
                                                          ==========                              ==========

Non-interest earning assets ..............       71,164                                  66,569
                                             ----------                              ----------
       Total assets ......................   $2,136,358                              $1,965,031
                                             ==========                              ==========

Deposits and borrowings:
    Money market and demand deposits .....   $  249,749   $    2,982         1.59%   $  184,207   $      669         0.48%
    Savings deposits .....................      350,067        6,844         2.60       427,986        7,410         2.31
    Certificates of deposit ..............      758,273       20,255         3.56       626,207       13,828         2.94
                                             ----------   ----------                 ----------   ----------
       Total deposits ....................    1,358,089       30,081         2.95     1,238,400       21,907         2.36

    FHLB of New York advances ............      431,814       18,427         5.61       427,974       18,610         5.72
    Other borrowings .....................      161,171        4,773         3.89       118,672        2,351         2.60
    Junior subordinated debentures .......       42,098        2,687         8.43        42,053        2,226         7.00
                                             ----------   ----------                 ----------   ----------
       Total deposits and borrowings .....    1,993,172   $   55,968         3.72     1,827,099   $   45,094         3.27
                                                          ==========                              ==========

Other liabilities ........................       18,472                                  15,745
                                             ----------                              ----------
       Total liabilities .................    2,011,644                               1,842,844
Stockholders' equity .....................      124,714                                 122,187
                                             ----------                              ----------
       Total liabilities and stockholders'
           equity ........................   $2,136,358                              $1,965,031
                                             ==========                              ==========

Net interest income and net
    interest rate spread .................                $   29,038         1.76%                $   32,877         2.20%
                                                          ==========   ==========                 ==========   ==========

Net interest-earning assets and net
    interest margin ......................   $   72,022                      1.89%   $   71,363                      2.32%
                                             ==========                ==========    ==========                ==========

Ratio of interest-earning assets to
    deposits and borrowings ..............                                 103.61%                                 103.91%
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

                                                        Nine Months Ended March 31, 2006 vs. 2005
                                                      --------------------------------------------
                                                               Increase (Decrease) Due to
                                                      --------------------------------------------
                                                                                           Total
                                                                                Rate/     Increase
                                                       Volume       Rate       Volume    (Decrease)
                                                      --------    --------    --------    --------
                                                                     (In thousands)
Interest-earning assets:
     One- to four-family mortgage loans ..........    $  5,571    $   (481)   $    (63)   $  5,027
     Commercial and multi-family real estate loans        (117)       (133)          2        (248)
     Consumer loans ..............................       1,545         405         128       2,078
                                                      --------    --------    --------    --------
            Total loans receivable ...............       6,999        (209)         67       6,857

     Investment securities and other .............         364         548          11         923
     Mortgage-backed securities ..................        (739)         (7)          1        (745)
                                                      --------    --------    --------    --------

            Total interest-earning assets ........    $  6,624    $    332    $     79    $  7,035
                                                      ========    ========    ========    ========

Deposits and borrowings:
     Money market and demand deposits ............    $    236    $  1,531    $    546    $  2,313
     Savings deposits ............................      (1,328)        931        (169)       (566)
     Certificates of deposit .....................       2,907       2,906         614       6,427
                                                      --------    --------    --------    --------
               Total deposits ....................       1,815       5,368         991       8,174
     FHLB of New York advances ...................         165        (345)         (3)       (183)
     Other borrowings ............................         829       1,182         411       2,422
     Junior subordinated debentures ..............           2         459          --         461
                                                      --------    --------    --------    --------
              Total deposits and borrowings ......    $  2,811    $  6,664    $  1,399    $ 10,874
                                                      ========    ========    ========    ========

 Net change in net interest income ...............    $  3,813    $ (6,332)   $ (1,320)   $ (3,839)
                                                      ========    ========    ========    ========

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

                                                          March 31,  June 30,
                                                            2006       2005
                                                          ---------  --------
                                                         (Dollars in thousands)
Non-accruing loans:
     One- to four-family ................................  $1,134     $1,713
     Commercial and multi-family ........................   1,477        904
     Consumer ...........................................      --          2
                                                           ------     ------
         Total non-accruing loans .......................   2,611      2,619

Real estate owned, net ..................................      --         --
                                                           ------     ------

         Total non-performing assets ....................   2,611      2,619
                                                           ------     ------

Restructured loans ......................................      61         --
                                                           ------     ------

         Total risk elements ............................  $2,672     $2,619
                                                           ======     ======

Non-accruing loans as a percentage of total loans .......    0.16%      0.18%
                                                           ======     ======

Non-performing assets as a percentage of total assets ...    0.12%      0.13%
                                                           ======     ======

Total risk elements as a percentage of total assets .....    0.12%      0.13%
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

At March 31, 2006, the Company's total deposits and borrowings maturing or repricing within one year exceeded its total interest-earning assets maturing or repricing within one year by $500.0 million, representing a one year negative gap of 22.35% of total assets, compared to a one year negative gap of $166.8 million, or 8.13%, of total assets at June 30, 2005. The Company's gap position changed from June 30, 2005 as the estimated short-term cash flows for the Company's interest-bearing liabilities increased, while the estimated short-term cash flows from interest-earning assets declined. With respect to assets, the rise in market rates resulted in an extension in the projected redemption of certain callable U.S. government agency securities beyond one year, as well as a decline in the short-term prepayment expectations on loans and mortgage-backed securities. For liabilities, growth in short-term retail certificates of deposit and other wholesale borrowings due within one year, the projected early redemption of certain convertible FHLB of New York advances and a shift in core deposit balances from longer duration savings accounts to shorter duration money market accounts, each contributed to the increase in the negative gap.

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

As of March 31, 2006, the Bank's internally generated initial NPV ratio was 8.96%. Following a 2% increase in interest rates, the Bank's Post-Shock NPV ratio was 5.63%. The change in the NPV ratio, or the Bank's Sensitivity Measure, was negative 3.33%. As of March 31, 2006, the Company's internally generated initial NPV ratio was 8.75%, the Post-Shock ratio was 5.52%, and the Sensitivity Measure was negative 3.23%. As of June 30, 2005, the Bank's Post-Shock NPV ratio and Sensitivity Measure were 8.33% and negative 1.86%, respectively, and the Company's Post-Shock NPV ratio and Sensitivity Measure were 8.27% and negative 1.70%, respectively. Both the Post-Shock NPV ratio and the Sensitivity Measure deteriorated since June 30, 2005. The deterioration in the Sensitivity Measure is primarily attributable to a rise in the projected duration of assets, a shift in core deposit balances from savings accounts to money market accounts, an increase in short term wholesale fundings and an increase in the sensitivity of FHLB of New York convertible advances. With the rise in market interest rates, the value of FHLB of New York convertible advances has improved and their likelihood of being called, particularly in a scenario of an immediate and sustained 2% increase in interest rates, has increased. Asset duration increased principally due to a shift in the projected redemption date of callable U.S. government agency securities to beyond one year, as well as a decline in prepayment estimates that resulted from a rise in longer term market rates. Higher market rates improved retail deposit and wholesale borrowing values but reduced their average duration. Variances between the Bank's and the Company's NPV ratios are attributable to balance sheet items which are eliminated during consolidation, such as investments, intercompany borrowings and capital.

Internally generated NPV measurements are based on simulations which utilize institution specific assumptions, including discount and decay rates, and generally result in lower levels of presumed interest rate risk than OTS measurements indicate.

The OTS measures the Bank's IRR on a quarterly basis using data from the quarterly Thrift Financial Reports filed by the Bank with the OTS, coupled with non-institution specific assumptions which are based on national averages. As of December 31, 2005 (the latest date for which information is available), the Bank's initial NPV ratio, as measured by the OTS, was 7.67%, the Bank's Post-Shock ratio was 3.43% and the Sensitivity Measure was negative 4.24%.

In addition to monitoring NPV and gap, management also monitors the duration of assets and liabilities and the effects on net interest income resulting from parallel and non-parallel increases or decreases in rates.

At March 31, 2006, based on its internally generated simulation models, the Company's consolidated net interest income projected for one year forward would decrease 25% from the base case, or current market, as a result of an immediate and sustained 2% increase in interest rates. Although interest rates are not expected to rise 2% immediately, projections over the next year assume a rise in interest rates and an inversion of the yield curve as the rate spread between the 3-month U.S. treasury bill and the 10-year U.S. treasury bond turns negative.

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

The Company's cash inflows for the nine months ended March 31, 2006 included $29.1 million of proceeds from the sale of loans, a $32.5 million increase in deposits (net of accrued interest payable), a $241.4 million increase in FHLB of New York advances and other borrowings, including short term borrowings, and principal repayments of loans and mortgage-backed securities. During the nine months ended March 31, 2006, the cash provided was used to repay $85.0 million of maturing FHLB of New York advances and to fund investing activities, which included the origination of loans, the purchase of $35.0 million of investment securities and the funding of a $7.0 million investment in BOLI. In addition, the cash provided was used to repurchase $8.6 million of outstanding common shares, net of reissuances.

The Company's cash inflows for the nine months ended March 31, 2005 included $24.5 million of proceeds from the sale of loans, a $96.5 million increase in deposits (net of accrued interest payable), a $43.7 million increase in FHLB of New York advances and other borrowings, including short term borrowings, $20.6 million from maturities of investment securities, and principal repayments of loans and mortgage-backed securities. During the nine months ended March 31, 2005, the cash provided was used to repay $50.0 million of maturing FHLB of New York advances and other borrowings and to fund investing activities, which included the origination of loans, the purchase of $20.0 million of investment securities and the funding of a $10.0 million investment in BOLI. In addition, the cash provided was used to repurchase $6.8 million of outstanding common shares, net of reissuances.

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

Item 4. Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures:

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Act")) was carried out as of March 31, 2006 under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)   Changes in Internal Controls:

During the quarter ended March 31, 2006, no change occurred in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II - Other Information

Item 1.    Legal Proceedings
           None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

           The following table summarizes the Company's stock repurchase activity for each month during the three months ended March 31, 2006. All shares repurchased during the three months ended March 31, 2006 were repurchased in the open market.

                                                                                    Total Number           Maximum Number
                                                  Total Number     Average      of Shares Purchased      of Shares that May
                                                    of Shares     Price Paid     as Part of Publicly     Yet Be Purchased
                                                  Repurchased     Per Share       Announced Plan           Under the Plan
                                                  -----------     ---------     --------------------     -------------------
           Repurchases for the Month
           -------------------------
           Jan. 1 - Jan. 31, 2006..............       63,800        $18.89             63,800                      --
           Feb. 1 - Feb. 28, 2006..............       48,500        $18.11             48,500                 601,500
           Mar. 1 - Mar. 31, 2006..............       50,800        $18.32             50,800                 550,700
                                                   ---------        ------            -------
           Total repurchases...................      163,100        $18.48            163,100
                                                   =========        ======            =======

           At March 31, 2006, the Company had a repurchase plan under which it had not yet completed all approved repurchases. This repurchase plan was publicly announced January 25, 2006 and authorized the Company to repurchase up to 5%, or 650,000, of its outstanding shares over the following 18 months. During the three months ended March 31, 2006, the Company completed a separate repurchase plan that was publicly announced February 23, 2005. This repurchase plan authorized the Company to repurchase up to 5%, or 675,000, of its outstanding shares over an 18 month period.

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


                               PENNFED FINANCIAL SERVICES, INC.



Date: May 10, 2006            By: /s/ Joseph L. LaMonica
                                   --------------------------------------------
                                   Joseph L. LaMonica
                                   President and Chief
                                   Executive Officer
                                   (Principal Executive Officer)





Date: May 10, 2006             By: /s/ Claire M. Chadwick
                                   --------------------------------------------
                                   Claire M. Chadwick
                                   Senior Executive Vice President,
                                   Chief Financial Officer and
                                   Controller
                                   (Principal Financial and Accounting Officer)


                                                  EXHIBIT INDEX
 Regulation                                                                                        Reference to
    S-K                                                                                            Prior Filing
  Exhibit                                                                                           or Exhibit
  Number                                             Document                                         Number
---------------------------------------------------------------------------------------------------------------
   2         Plan of acquisition, reorganization, arrangement, liquidation or succession               None
   3 (i)     Articles of Incorporation                                                                 (a)
   3 (ii)    Bylaws                                                                                    (a)
   4         Instruments defining the rights of security holders, including indentures                 (b)
   4 (i)     Stockholder Protection Rights Agreement                                                   (c)
   10        Material contracts:
             (i)     1994 Amended and Restated Stock Option and Incentive Plan                         (d)
             (ii)    Employment Agreement with Joseph L. LaMonica                                      (e)
             (iii)   Employment Agreement with Patrick D. McTernan                                     (e)
             (iv)    Employment Agreement with Jeffrey J. Carfora                                      (e)
             (v)     Employment Agreement with Claire M. Chadwick                                      (e)
             (vi)    Employment Agreement with Maria F. Magurno                                        (e)
             (vii)   Supplemental Executive Retirement Plan                                            (f)
                     (a)   First Amendment to the Supplemental Executive Retirement Plan               (g)
                     (b)   Second Amendment to the Supplemental Executive Retirement Plan              (h)
             (viii)  Amended and Restated Supplemental Executive Death Benefit Plan                    (h)
             (ix)    Outside Directors' Retirement Plan                                                (f)
             (x)     Form of Consulting Agreement                                                      (f)
             (xi)    Description of Named Executive Officer Salary and Bonus Arrangements              (i)
             (xii)   Description of Director Fees                                                      (i)
             (xiii)  Description of Long-Term Care Insurance Program                                   (i)
   11        Statement re: computation of per share earnings                                           (j)
   15        Letter re: unaudited interim financial information                                        None
   18        Letter re: change in accounting principles                                                None
   19        Report furnished to security holders                                                      None
   22        Published report regarding matters submitted to vote of security holders                  None
   23        Consents of independent registered public accounting firm and counsel                     None
   24        Power of Attorney                                                                         None
   31.1      Certification Required by Securities Exchange Act of 1934 Rule 13a-14(a)
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

-------------------

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

(j) Refer to Footnote 3., "Computation of Earnings Per Share ("EPS")" included in the March 31, 2006 Form 10-Q.