Form 10-K
period 2006-06-30
PENNFED FINANCIAL SERVICES INC
filed 2006-09-13
CIK 920945

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(mark one)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended June 30, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from___________to___________

                         Commission file number 0-24040

                        PENNFED FINANCIAL SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                          Maryland                                          22-3297339
--------------------------------------------------------------   ------------------------------------
(State or other jurisdiction of incorporation or organization)   (I.R.S. Employer Identification No.)

      622 Eagle Rock Avenue, West Orange, New Jersey                        07052-2989
-----------------------------------------------------------------------------------------------------
         (Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code: (973) 669-7366
                                                    ----------------------------

           Securities Registered Pursuant to Section 12(b) of the Act:

          Title of each class          Name of each exchange on which registered
          -------------------          -----------------------------------------
Common Stock, par value $.01 per share           Nasdaq Global Market
     Common Stock Purchase Rights                Nasdaq Global Market

           Securities Registered Pursuant to Section 12(g) of the Act:
                                      None

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES |_|. NO |X|.

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES |_|. NO |X|.

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

(Check one):

Large accelerated filer ___.   Accelerated filer X .  Non-accelerated filer ___.
                                                ---

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_|. NO |X|.

      The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the Nasdaq Global Market as of December 31, 2005, was $205,111,000. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

      As of September 1, 2006, there were issued and outstanding 12,848,722 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the Proxy Statement for 2006 Annual Meeting
                                of Stockholders.

                            PennFed Financial Services, Inc. and Subsidiaries
                                      2006 Annual Report on Form 10-K
                                           Contents of Report

                                                                                                  Page
                                                                                                Number
                                                                                                ------
PART I
ITEM 1.   Business ...........................................................................       1
ITEM 1A.  Risk Factors .......................................................................      21
ITEM 1B.  Unresolved Staff Comments ..........................................................      22
ITEM 2.   Properties .........................................................................      22
ITEM 3.   Legal Proceedings ..................................................................      22
ITEM 4.   Submission of Matters to a Vote of Security Holders ................................      23

PART II
ITEM 5.   Market for the Registrant's Common Equity and Related Stockholder Matters ..........      24
ITEM 6.   Selected Financial Data ............................................................      25
ITEM 7.   Management's Discussion and Analysis of Financial Condition and Results of Operation      27
ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk .........................      45
ITEM 8.   Financial Statements and Supplementary Data ........................................      46
ITEM 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure      80
ITEM 9A.  Controls and Procedures ............................................................      80
ITEM 9B.  Other Information ..................................................................      80

PART III
ITEM 10.  Directors and Executive Officers of the Registrant .................................      81
ITEM 11.  Executive Compensation .............................................................      81
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters ..................................................      81
ITEM 13.  Certain Relationships and Related Transactions .....................................      82
ITEM 14.  Principal Accountants Fees and Services ............................................      82

PART IV
ITEM 15.  Exhibits and Financial Statement Schedules .........................................      83

                                     PART I

Item 1.  Business

General

PennFed Financial Services, Inc. ("PennFed" and with its subsidiaries, the "Company"), a Maryland corporation, was organized in March 1994 for the purpose of becoming the savings and loan holding company for Penn Federal Savings Bank ("Penn Federal" or the "Bank") in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank (the "Conversion"). PennFed owns all of the outstanding common stock of the Bank. The Company's common stock is traded on the Nasdaq Global Market Tier of the Nasdaq Stock Market under the symbol "PFSB."

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

The Company offers many types of deposit accounts having a wide range of interest rates and terms, which generally include savings, money market, and checking accounts, as well as certificate accounts. The Company generally solicits deposits in its primary market areas.

At June 30, 2006, the Company had total assets of approximately $2.3 billion, deposits of $1.4 billion, borrowings of $748 million and stockholders' equity of $123 million.

Penn Federal offers uninsured non-deposit investment products and through its wholly-owned subsidiary, Penn Savings Insurance Agency, Inc., offers insurance products to its customers. Through the Bank's wholly-owned subsidiary, PennFed Title Service Corporation, the Bank has a 49% ownership interest in a title insurance agency known as Eagle Rock Title Agency, LLC. See "Subsidiary Activities."

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

Market Area

The Company's primary market areas are comprised of the Ironbound section of the City of Newark and surrounding communities, the suburban Essex County area and selected areas of central/southern New Jersey, which are serviced through 24 full service offices. Penn Federal was organized in the Ironbound section of Newark in 1941 and the home office of the Bank remains there. The Ironbound section of the City of Newark and immediately adjacent communities of East Newark and Harrison are primarily urban blue collar areas with two or more family dwellings and some manufacturing and industry. The Company entered Union County in fiscal 2004 with the opening of a branch in the township of Union. Deposits at Bank branches in the Ironbound section of the City of Newark and surrounding communities and the township of Union comprised 28% of total Bank deposits at June 30, 2006. The suburban Essex County area consists of communities with predominantly single family homes and a white collar commuter population. Suburban Essex County is the Bank's largest market area, accounting for approximately 43% of total Bank deposits at June 30, 2006. Penn Federal's central/southern New Jersey branches are located in selected areas of Middlesex, Monmouth and northern Ocean counties. The central/southern region branches, with 29% of total Bank deposits at June 30, 2006, serve retirement populations and expanding townhouse, multi-family and single family home developments. The Bank also originates loans secured by properties throughout New Jersey and areas in eastern Pennsylvania and, from time to time, purchases one-to four-family loans secured by properties primarily located in New Jersey and other selected Northeastern states. See "Originations, Purchases, Sales and Servicing of Loans."

Lending Activities

General. The Company primarily originates fixed and adjustable rate, one- to four-family first mortgage loans. The Company's policy is to originate such loans, in general, with maturities between 10 and 30 years. The Company underwrites mortgage loans generally using Freddie Mac and Fannie Mae guidelines, although loan amounts may exceed agency limits. A conforming mortgage loan is defined as a mortgage loan that meets all requirements (size, type and age) to be eligible for purchase or securitization by federal agencies, such as Freddie Mac and Fannie Mae. The Company has purchased loans from time to time generally under the same guidelines under which it originates loans. See "Loan Portfolio Composition" and "One- to Four-Family Residential Mortgage Lending."

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

Residential and consumer loan applications may be approved by various officers up to $1.5 million. Commercial and multi-family real estate loan applications are initially considered by the Senior Vice President of the Commercial Lending Group. Generally, commercial and multi-family real estate loans must be approved by the Executive Loan Committee which consists of the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, the Executive Vice President of the Residential Lending Group and the Senior Vice President of the Commercial Lending Group. The approval of the Bank's Board of Directors is required for all loans or relationships above $1.5 million.

The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank could have lent to any one borrower is generally 15% of unimpaired capital and surplus. See "Regulation-Federal Regulation of Savings Associations by the OTS." At June 30, 2006, the maximum amount which the Bank could have lent to any one borrower and the borrower's related entities was approximately $26.2 million. The Company's current policy is to limit such loans to a maximum of 50% of the general regulatory limit or $10.0 million, whichever is less. Any exception to this policy requires approval of the Board of Directors. At June 30, 2006, the Company's largest group of loans to one borrower (and any related entities) totaled $8.1 million and consisted of four commercial real estate loans of $5.0 million, $1.3 million, $1.3 million and $445,000. At June 30, 2006, there were a total of 25 loans or lender relationships in excess of $1.5 million, for a total amount of $77.7 million. At that date, all of these loans were performing in accordance with their respective repayment terms.

Loan Portfolio Composition. The following table sets forth the composition of the Company's loan portfolio at the dates indicated.

                                                                      June 30,
                                      ----------------------------------------------------------------------
                                               2006                     2005                    2004
                                      ----------------------------------------------------------------------
                                        Amount      Percent      Amount     Percent      Amount     Percent
                                      ----------------------------------------------------------------------
                                                              (Dollars in thousands)
First mortgage loans:
  One- to four-family(1) ..........   $ 1,302,447    77.55%   $ 1,148,489    78.52%   $   996,659    77.46%
  Commercial and multi-family(2) ..       172,600    10.28        169,765    11.61        172,244    13.39
                                      ----------------------------------------------------------------------
       Total first mortgage loans .     1,475,047    87.83      1,318,254    90.13      1,168,903    90.85
                                      ----------------------------------------------------------------------
Other loans:
  Consumer loans:
    Second mortgages ..............       153,024     9.11         91,147     6.23         67,538     5.25
    Home equity lines of credit ...        47,500     2.83         49,901     3.41         46,288     3.60
    Other .........................         3,922     0.23          3,375     0.23          3,862     0.30
                                      ----------------------------------------------------------------------
       Total consumer loans .......       204,446    12.17        144,423     9.87        117,688     9.15
                                      ----------------------------------------------------------------------
       Total loans ................     1,679,493   100.00%     1,462,677   100.00%     1,286,591   100.00%
                                                    ======                  ======                  ======
Add/(less):
  Unamortized premiums,
    deferred loan costs, and
       other, net .................        10,619                   8,853                   7,131
  Allowance for loan losses .......        (5,888)                 (6,050)                 (6,249)
                                      ----------------------------------------------------------------------
  Total loans receivable
    and loans held for sale, net ..   $ 1,684,224             $ 1,465,480             $ 1,287,473
                                      ======================================================================

                                                          June 30,
                                      ---------------------------------------------
                                               2003                     2002
                                      ---------------------------------------------
                                        Amount      Percent      Amount     Percent
                                      ---------------------------------------------
                                                  (Dollars in thousands)
First mortgage loans:
  One- to four-family(1) ..........   $   946,560    77.01%   $ 1,172,145    81.53%
  Commercial and multi-family(2) ..       165,905    13.50        144,585    10.06
                                      ---------------------------------------------
       Total first mortgage loans .     1,112,465    90.51      1,316,730    91.59
                                      ---------------------------------------------
Other loans:
  Consumer loans:
    Second mortgages ..............        67,290     5.47         58,671     4.08
    Home equity lines of credit ...        44,308     3.61         55,247     3.85
    Other .........................         5,060     0.41          6,948     0.48
                                      ---------------------------------------------
       Total consumer loans .......       116,658     9.49        120,866     8.41
                                      ---------------------------------------------
       Total loans ................     1,229,123   100.00%     1,437,596   100.00%
                                                    ======                  ======
Add/(less):
  Unamortized premiums,
    deferred loan costs, and
       other, net .................         6,079                   9,485
  Allowance for loan losses .......        (6,284)                 (5,821)
                                      ---------------------------------------------
  Total loans receivable
    and loans held for sale, net ..   $ 1,228,918             $ 1,441,260
                                      =============================================

--------------
(1) One-to four-family loans include loans held for sale of $217,000, $4.8 million, $11.5 million and $1.6 million at June 30, 2006, 2005, 2003 and 2002, respectively. There were no loans held for sale at June 30, 2004.

(2)   Commercial  and  multi-family   loans  include  loans  under  an  accounts
      receivable financing program for small and mid-sized businesses and business lines of credit secured by non-real estate business assets totaling $6.4 million, $8.6 million, $12.6 million, $12.6 million and $9.1 million at June 30, 2006, 2005, 2004, 2003 and 2002, respectively.

Loan Maturity. The following schedule sets forth the contractual maturity of the Company's loan portfolio as of June 30, 2006. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. Loans with balloon payments are also shown as amortizing to final maturity (i.e., when the balloon payment is due). All balances are shown on a gross basis and, thus, do not include the allowance for loan losses or adjustments for premiums or deferred loan costs. Savings account loans and overdraft checking balances, included in consumer loans, which have no stated final maturity, are reported as due within one year. The table does not reflect the effects of possible prepayments or scheduled principal amortization.

                                                After One    After Three    After Five       After Ten
                                   One Year      Through       Through        Through         Through        After
                                    or Less    Three Years   Five Years      Ten Years     Twenty Years    Twenty Years   Total
                                   -----------------------------------------------------------------------------------------------
                                                                           (In thousands)
First mortgage loans:
   One- to four-family .........   $     857   $     4,409   $     4,241   $      57,508   $     373,829   $  861,603   $1,302,447
   Commercial and multi-family .       7,461         1,801         4,688          37,296         120,938          416      172,600
                                   -----------------------------------------------------------------------------------------------
      Total first mortgage loans       8,318         6,210         8,929          94,804         494,767      862,019    1,475,047
Other loans:
   Consumer loans ..............       2,685         3,862         8,325          34,970         113,020       41,584      204,446
                                   -----------------------------------------------------------------------------------------------
      Total loans, gross .......   $  11,003   $    10,072   $    17,254   $     129,774   $     607,787   $  903,603   $1,679,493
                                   ===============================================================================================

Loans due after June 30, 2007, which have fixed interest rates amount to $1.2 billion, while those with adjustable rates amount to $424.5 million, detailed as follows:

                                                  Due After June 30, 2007
                                            ------------------------------------
                                              Fixed      Adjustable     Total
                                            ------------------------------------
                                                        (In thousands)
First mortgage loans:
   One- to four-family .................    $1,037,502    $264,088    $1,301,590
   Commercial and multi-family .........        52,235     112,904       165,139
                                            ------------------------------------
      Total first mortgage loans .......     1,089,737     376,992     1,466,729
Other loans:
   Consumer loans ......................       154,283      47,478       201,761
                                            ------------------------------------
      Total loans, gross ...............    $1,244,020    $424,470    $1,668,490
                                            ====================================

One- to Four-Family Residential Mortgage Lending. At June 30, 2006, the Company's one- to four-family residential mortgage loans totaled $1.3 billion, or approximately 77.6% of the Company's gross loan portfolio. Residential loan originations are generated by the Company's in-house originations staff through marketing efforts, present customers, walk-in customers and referrals from attorneys, accounting firms, real estate agents, mortgage brokers and builders. The Company focuses its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences. During the fiscal year ended June 30, 2006, the Company originated $327.4 million of real estate loans secured by first mortgages on one- to four-family residential real estate. All of the Company's one- to four-family residential mortgage originations are secured by properties located in the State of New Jersey and areas in eastern Pennsylvania.

The Company currently originates one- to four-family residential mortgage loans with terms of up to 30 years in amounts up to 95% of the appraised value of the property. The Company generally requires that private mortgage insurance be obtained in an amount sufficient to reduce the Company's exposure to 80% or less of the loan-to-value level. Interest rates charged on loans are appropriately priced according to market and competitive conditions.

In underwriting one- to four-family residential real estate loans, the Company evaluates the borrower's ability to make monthly payments, past credit history and the value of the property securing the loan. Properties securing real estate loans made by the Company are appraised by a licensed in-house appraiser or independent appraisers, all of whom are approved by the Board of Directors. The Company requires borrowers to obtain title insurance in the amount of the loan. In addition, the Company requires borrowers to obtain fire and property insurance (including flood insurance up to a maximum available of $500,000, if necessary) in the amount of the replacement cost. Real estate loans originated and purchased by the Company contain a "due on sale" clause allowing the Company to declare the unpaid principal balance due and payable upon the sale of the property.

Commercial and Multi-Family Real Estate Lending. The Company engages in commercial and multi-family real estate lending primarily in its market areas. At June 30, 2006, the Company had $172.6 million of commercial and multi-family real estate loans which represented 10.3% of the Company's gross loan portfolio. This amount includes $1.3 million of lines of credit secured by non-real estate business assets and $5.1 million of loans under an accounts receivable financing program for small and mid-sized businesses. At June 30, 2006, the average per loan balance of the Company's commercial and multi-family real estate loans outstanding was $464,000. As of June 30, 2006, approximately 70% of the loans in the commercial and multi-family real estate loan portfolio were adjustable rate loans.

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

Under the accounts receivable financing program, credit is extended to the customer based upon the amount of receivables purchased by the Company. The Company has actual ownership of these receivables. Remittances from the account debtors of the customer are made directly to the Company's lockbox account. Risk under this type of lending is further limited by the establishment of a cash collateral reserve account used to offset any receivables that do not pay timely. Furthermore, accounts receivable default and fraud insurance is obtained as additional protection. The facility can be terminated at the Company's option upon 60 days notice to the customer. Accounts receivable financing is done with full recourse to the customer and is generally guaranteed by the principals of the customer. In addition to the accounts receivable as collateral, the Company typically obtains additional collateral in the form of a lien on the customer's business assets and/or real estate.

Consumer Lending. The Company offers a variety of secured consumer loans, including home equity lines of credit, second mortgages, automobile loans, boat loans and loans secured by savings deposits. In addition, the Company offers unsecured overdraft checking protection. At June 30, 2006, the Company's total consumer loan portfolio was $204.4 million, or 12.2% of its gross loan portfolio, of which approximately 76% were fixed rate loans and 24% were adjustable rate loans. The Company originates nearly all of its consumer loans throughout the State of New Jersey and areas in eastern Pennsylvania.

The Company originates adjustable rate home equity lines of credit and fixed rate second mortgage loans. Home equity lines of credit and second mortgage loans, together with loans secured by all prior liens, are generally limited to 80% of the appraised value of the property securing the loan. The Company also offers 100% equity financing up to $100,000, with these loans re-underwritten and insured through a mortgage insurance company. As of June 30, 2006, second mortgage loans have a maximum term of up to 20 years. Home equity lines of credit may have draw periods up to 10 years with repayment terms up to 15 years beyond the draw period. As of June 30, 2006, second mortgage loans and home equity lines of credit amounted to $200.5 million or 98.1% of the Company's consumer loan portfolio.

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

Originations, Purchases, Sales and Servicing of Loans

For the year ended June 30, 2006, the Company originated $501.2 million of loans, compared to $479.7 million and $528.0 million in fiscal 2005 and 2004, respectively. Mortgage loan originations are handled by employees of the Company.

During the year ended June 30, 2006, the Company purchased $13.4 million of one- to four-family first mortgage loans. There were no loans purchased during the year ended June 30, 2005. During the year ended June 30, 2004, the Company purchased $53.0 million of one- to four-family first mortgage loans. During the year ended June 30, 2006, loans secured by properties in New Jersey were purchased through a correspondent relationship with a mortgage company that was able to originate, fund and sell shorter duration one- to four-family loans to the Bank. With a decline in mortgage refinance activity in fiscal 2006, the loan purchases were a means to maintain the Company's loan production levels. For the year ended June 30, 2004, the purchased loans represented large bulk loan purchases of adjustable rate and fixed rate first mortgages secured by properties primarily located in selected northeastern and mid-Atlantic states (i.e., Connecticut, Delaware, Maryland, Massachusetts, Pennsylvania and Virginia). The fiscal 2004 loan purchases were viewed as a means of investing excess cash from the high levels of loan prepayments.

From time to time, the Company has engaged in loan sale strategies -- selling loans to Freddie Mac and other secondary market purchasers, and to other financial institutions, as a part of its efforts to manage interest rate risk. During the year ended June 30, 2006, approximately $29.5 million of predominately conforming, fixed rate one- to four-family residential mortgage loans were sold into the secondary market and to other financial institutions, respectively. During the year ended June 30, 2005, approximately $35.6 million of predominately conforming, fixed rate one- to four-family residential mortgage loans were sold into the secondary market and to other financial institutions, respectively. During the year ended June 30, 2004, approximately $87.4 million of predominately conforming, fixed rate one- to four-family residential mortgage loans were sold into the secondary market and to other financial institutions, respectively. In addition, during the year ended June 30, 2004, a $3.0 million commercial real estate loan participation was sold as a means to reduce the Company's credit exposure on a single commercial real estate property.

The level of loan sale activity is continuously evaluated with primary consideration given to interest rate risk management, long-term profitability and liquidity objectives.

When loans are sold, the Company may retain the responsibility for servicing the loans or may sub-service the loans for a short term period. The Company receives a fee for performing these services. The Company serviced for others primarily one- to four-family mortgage loans with an aggregate outstanding principal balance of $76.1 million, $69.1 million and $66.3 million at June 30, 2006, 2005 and 2004, respectively. At June 30, 2006 and 2005, the carrying value of the Company's mortgage servicing rights was immaterial in relation to total assets and is included in Other assets on the Company's Consolidated Statements of Financial Condition.

The following table sets forth the activity in the Company's loan portfolio for the years indicated.

                                                                             Year ended June 30,
                                                                    ------------------------------------
                                                                        2006         2005         2004
                                                                    ------------------------------------
                                                                               (In thousands)
Net loans receivable and loans held for sale at beginning of year   $1,465,480   $1,287,473   $1,228,918

Plus:
   Loans originated:
       One- to four-family ......................................      327,445      350,274      409,799
       Commercial and multi-family real estate ..................       42,060       38,612       43,222
       Consumer .................................................      131,729       90,808       75,002
                                                                    ------------------------------------
          Total loans originated ................................      501,234      479,694      528,023
                                                                    ------------------------------------

   One- to four-family loans purchased ..........................       13,407           --       53,034
                                                                    ------------------------------------

          Total loans originated and purchased ..................      514,641      479,694      581,057
                                                                    ------------------------------------
Less:
   Loans sold ...................................................       29,540       35,643       90,395
   Loan principal payments and other, net .......................      265,880      265,572      432,107
   Loans transferred to real estate owned .......................          477          472           --
                                                                    ------------------------------------
Net loans receivable and loans held for sale at end of year .....   $1,684,224   $1,465,480   $1,287,473
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

                                                          At June 30,
                                        ----------------------------------------------
                                          2006      2005      2004      2003      2002
                                        ----------------------------------------------
                                                   (Dollars in thousands)
Non-accruing loans:
 One- to four-family ................   $1,025    $1,713    $2,158    $1,451    $2,905
 Commercial and multi-family ........      731       904        --        --        --
 Consumer ...........................       24         2        24       231       370
                                        ----------------------------------------------
  Total non-accruing loans ..........    1,780     2,619     2,182     1,682     3,275


Real estate owned, net ..............       --        --        --        28        28
                                        ----------------------------------------------
   Total non-performing assets ......    1,780     2,619     2,182     1,710     3,303

Restructured loans ..................       61        --        --        --        --
                                        ----------------------------------------------
   Total risk elements ..............   $1,841    $2,619    $2,182    $1,710    $3,303
                                        ==============================================
Non-accruing loans as a percentage
    of total loans ..................     0.11%     0.18%     0.17%     0.14%     0.23%
                                        ==============================================
Non-performing assets as a percentage
    of total assets .................     0.08%     0.13%     0.11%     0.09%     0.17%
                                        ==============================================
Total risk elements as a percentage
    of total assets .................     0.08%     0.13%     0.11%     0.09%     0.17%
                                        ==============================================

For the year ended June 30, 2006, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $36,000; $1,000 of this amount was included in interest income for the year ended June 30, 2006.

Non-Performing Assets. Non-accruing loans at June 30, 2006 were comprised of ten one- to four-family loans aggregating $1,025,000, two commercial loans aggregating $731,000 and three consumer loans aggregating $24,000. Non-accruing loans at June 30, 2005 were comprised of 13 one- to four-family loans aggregating $1,713,000, three commercial loans aggregating $904,000 and six consumer loans aggregating $2,000.

Other Loans of Concern. As of June 30, 2006, there were $2.9 million of other loans not included in the table or discussed above where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future. These loans of concern have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

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

In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews the assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of its assets at June 30, 2006, the Bank's classified assets totaled $2.3 million, of which $1.6 million were classified as substandard. At June 30, 2006, total classified assets represented 1.83% of the Company's stockholders' equity and 0.10% of the Company's total assets.

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

Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowance will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Company's allowance for loan losses. These agencies may require the Company to record additions to the allowance level based upon their assessment of the information available to them at the time of examination. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations "-Critical Accounting Policies."

The following table sets forth an analysis of the Company's allowance for loan losses at the dates and for the periods indicated.

                                                           Year ended June 30,
                                        -------------------------------------------------------
                                          2006        2005        2004        2003        2002
                                        -------------------------------------------------------
                                                         (Dollars in thousands)
Balance at beginning of year ........   $ 6,050     $ 6,249     $ 6,284     $ 5,821     $ 4,248

Charge-offs:
  One- to four-family ...............      (127)       (165)         --         (20)        (20)
  Commercial and multi-family .......        (4)         (2)         --          --          --
  Consumer ..........................       (31)        (32)        (35)        (42)        (32)
                                        -------------------------------------------------------
                                           (162)       (199)        (35)        (62)        (52)
                                        -------------------------------------------------------

Recoveries:
  One- to four-family ...............        --          --          --          --          --
  Commercial and multi-family .......        --          --          --          --          --
  Consumer ..........................        --          --          --          --          --
                                        -------------------------------------------------------
                                             --          --          --          --          --
                                        -------------------------------------------------------

Net charge-offs .....................      (162)       (199)        (35)        (62)        (52)
Additions charged to operations .....        --          --          --         525       1,625
                                        -------------------------------------------------------
Balance at end of year ..............   $ 5,888     $ 6,050     $ 6,249     $ 6,284     $ 5,821
                                        =======================================================

Ratio of net charge-offs during the
  year to average loans outstanding
  during the year ...................      0.01%       0.01%       0.00%       0.00%       0.00%
                                        =======================================================

Ratio of allowance for loan losses
  to total loans at end of year .....      0.35%       0.41%       0.48%       0.51%       0.40%
                                        =======================================================

Ratio of allowance for loan losses to
  non-accruing loans at end of year .    330.79%     231.00%     286.39%     373.60%     177.74%
                                        =======================================================

The distribution of the Company's allowance for loan losses at the dates indicated is summarized in the following table.

                                                                      June 30,
                            -----------------------------------------------------------------------------------------------
                                    2006                    2005                   2004                     2003
                            ----------------------------------------------------------------------------------------------
                                       Percent of              Percent of              Percent of              Percent of
                                         Loans in                Loans in                Loans in                Loans in
                                             Each                    Each                    Each                    Each
                                         Category                Category                Category                Category
                                         to Total                to Total                to Total                to Total
                              Amount        Loans     Amount        Loans     Amount        Loans     Amount        Loans
                            ----------------------------------------------------------------------------------------------
                                                                 (Dollars in thousands)
One- to four-family ......   $ 2,819        77.55%   $ 3,006        78.52%   $ 2,896        77.46%   $ 2,869        77.01%
Commercial and
  multi-family real estate     2,314        10.28      2,396        11.61      2,768        13.39      2,767        13.50
Consumer .................       755        12.17        648         9.87        585         9.15        648         9.49
                            ----------------------------------------------------------------------------------------------

    Total ................   $ 5,888       100.00%   $ 6,050       100.00%   $ 6,249       100.00%   $ 6,284       100.00%
                            ==============================================================================================

                                  June 30,
                            ----------------------
                                    2002
                            ----------------------
                                       Percent of
                                         Loans in
                                             Each
                                         Category
                                         to Total
                              Amount        Loans
                            ----------------------
                            (Dollars in thousands)
One- to four-family ......   $ 2,928        81.53%
Commercial and
  multi-family real estate     2,040        10.06
Consumer .................       853         8.41
                             --------------------

    Total ................   $ 5,821       100.00%
                             ====================

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

At June 30, 2006, the Company had a securities portfolio consisting principally of U.S. government agency securities and mortgage-backed securities issued by Ginnie Mae, Freddie Mac and Fannie Mae. These investments carry a low risk weighting for OTS risk-based capital purposes and are considered liquid assets. See "Regulation-Regulatory Capital Requirements." The majority of investment securities and all mortgage-backed securities were classified as held to maturity at June 30, 2006, as the Company has a positive intent and ability to hold these securities to maturity. All investment securities not classified as held to maturity are classified as available for sale.

The following table sets forth the composition of the Company's investment and mortgage-backed securities portfolios at the dates indicated.

                                                                      June 30,
                                         ----------------------------------------------------------------
                                                      2006                               2005
                                         ----------------------------------------------------------------
                                                    Estimated   Percent               Estimated   Percent
                                                       Fair     of Total                Fair     of Total
                                         Carrying     Market    Carrying   Carrying    Market    Carrying
                                           Value      Value      Value       Value      Value      Value
                                         ----------------------------------------------------------------
                                                                (Dollars in thousands)
Investment securities:
Available for sale:
   Equity securities .................   $  4,936   $  4,936       1.04%   $  5,011   $  5,011       1.16%
                                         ----------------------------------------------------------------
Held to maturity:
   U.S. government
       agency obligations ............    406,470    386,621      85.93     371,487    371,270      85.81
   Corporate bonds ...................      1,018      1,144       0.22       1,022      1,236       0.24
   Trust preferred securities ........     32,872     32,898       6.95      32,989     34,220       7.62
                                         ----------------------------------------------------------------
       Total held to maturity ........    440,360    420,663      93.10     405,498    406,726      93.67
                                         ----------------------------------------------------------------
       Total investment securities ...    445,296    425,599      94.14     410,509    411,737      94.83
FHLB of New York stock ...............     27,714     27,714       5.86      22,391     22,391       5.17
                                         ----------------------------------------------------------------
       Total investment securities
          and FHLB of New York stock .   $473,010   $453,313     100.00%   $432,900   $434,128     100.00%
                                         ================================================================

Mortgage-backed securities:
       Ginnie Mae ....................   $     55   $     58       0.09%   $    151   $    163       0.19%
       Freddie Mac ...................     28,382     27,378      45.08      35,221     35,581      45.04
       Fannie Mae ....................     34,413     33,444      54.65      42,529     43,204      54.38
       Collateralized Mortgage
        Obligations/REMICs/IOs .......         13         13       0.02         161        161       0.21
                                         ----------------------------------------------------------------
                                           62,863     60,893      99.84      78,062     79,109      99.82
   Unamortized premiums, net .........        100         --       0.16         139         --       0.18
                                         ----------------------------------------------------------------
      Total mortgage-backed securities   $ 62,963   $ 60,893     100.00%   $ 78,201   $ 79,109     100.00%
                                         ================================================================


                                                    June 30,
                                         ------------------------------
                                                      2004
                                         ------------------------------
                                                    Estimated   Percent
                                                       Fair    of Total
                                         Carrying     Market   Carrying
                                           Value      Value      Value
                                         ------------------------------
                                             (Dollars in thousands)
Investment securities:
Available for sale:
   Equity securities .................   $  4,720   $  4,720       1.05%
                                         ------------------------------
Held to maturity:
   U.S. government
       agency obligations ............    386,134    377,610      86.05
   Corporate bonds ...................      1,026      1,276       0.23
   Trust preferred securities ........     33,100     34,329       7.37
                                         ------------------------------
       Total held to maturity ........    420,260    413,215      93.65
                                         ------------------------------
       Total investment securities ...    424,980    417,935      94.70
FHLB of New York stock ...............     23,773     23,773       5.30
                                         ------------------------------
       Total investment securities
          and FHLB of New York stock .   $448,753   $441,708     100.00%
                                         ==============================

Mortgage-backed securities:
       Ginnie Mae ....................   $    249   $    271       0.25%
       Freddie Mac ...................     45,526     45,718      45.49
       Fannie Mae ....................     53,860     54,430      53.82
       Collateralized Mortgage
        Obligations/REMICs/IOs .......        225        225       0.22
                                         ------------------------------
                                           99,860    100,644      99.78
   Unamortized premiums, net .........        219         --       0.22
                                         ------------------------------
      Total mortgage-backed securities   $100,079   $100,644     100.00%
                                         ==============================

Investment Securities. At June 30, 2006, the Company's investment securities (including $4.9 million of investment securities available for sale, $440.4 million of investment securities held to maturity and a $27.7 million investment in FHLB of New York stock) totaled $473.0 million, or 20.5% of its total assets. The Company's general policy is to purchase U.S. government securities and federal agency obligations and other investment grade securities in accordance with its strategic objectives, including, but not limited to, liquidity, growth, yield and interest rate risk management and to provide collateral for borrowings. In prior years, PennFed invested in certain non-investment grade trust preferred securities of other financial institutions. At June 30, 2006, PennFed held $10.9 million of such non-investment grade securities. In addition, investment securities at June 30, 2006 included $22.0 million of investment grade trust preferred securities.

OTS regulations limit investments in corporate debt and equity securities by the Bank. See "Regulation-Federal Regulation of Savings Associations by the OTS" for a discussion of additional restrictions on the Company's investment activities.

The following table indicates the composition of the held to maturity portion of the investment securities portfolio based on the final maturities of each investment. Securities in the investment portfolio in the amount of $439.3 million have call features and, thus, depending on future interest rates, may have a much shorter life than final maturity.

                                                                       June 30, 2006
                              ---------------------------------------------------------------------------------------------------
                                                             After                     After
                                                           One Year                  Five Years                 After
                                  One Year                  Through                    Through                   Ten
                                   or Less                 Five Years                 Ten Years                  Years
                              ---------------------------------------------------------------------------------------------------
                               Book      Weighted       Book      Weighted        Book      Weighted        Book      Weighted
                              Value    Average Yield   Value    Average Yield    Value    Average Yield    Value    Average Yield
                              ---------------------------------------------------------------------------------------------------
                                                                  (Dollars in thousands)
U.S. government
    agency obligations ....   $   --        --%       $ 9,996       4.40%        $76,850       5.28%       $319,624       5.47%
Corporate bonds ...........       --        --          1,018       9.25              --          --             --         --
Trust preferred
    securities ............       --        --             --         --              --          --         32,872       8.00
                              ---------------------------------------------------------------------------------------------------
Total investment securities
    held to maturity ......   $   --        --%        $11,014      4.85%        $76,850       5.28%       $352,496       5.71%
                              ===================================================================================================


                                    June 30, 2006
                              --------------------------
                                   Total Investment
                                    Securities Held
                                    to Maturity
                              --------------------------
                                Book        Weighted
                                Value     Average Yield
                              --------------------------
                                 (Dollars in thousands)
U.S. government
    agency obligations ....   $406,470            5.41%
Corporate bonds ...........      1,018            9.25
Trust preferred
    securities ............     32,872            8.00
                              ------------------------
Total investment securities
    held to maturity ......   $440,360            5.61%
                              ========================

The Company's investment securities portfolio at June 30, 2006 did not contain tax-exempt securities or securities of any single issuer with an aggregate book value in excess of 10% of the Company's retained earnings, excluding those issued by the U.S. government or its agencies.

Mortgage-Backed Securities. At June 30, 2006, mortgage-backed securities totaled $63.0 million, or 2.7% of the Company's total assets, of which approximately 4.5% consisted of adjustable rate securities. The Company has invested primarily in securities of Freddie Mac and Fannie Mae.

The following table indicates the composition of the mortgage-backed securities portfolio based on the final maturities of each security.

                                                                      June 30, 2006
                              ---------------------------------------------------------------------------------------------------
                                                              After                    After
                                                            One Year                  Five Years                 After
                                   One Year                  Through                   Through                    Ten
                                    or Less                 Five Years                Ten Years                  Years
                              ---------------------------------------------------------------------------------------------------
                               Book      Weighted        Book      Weighted        Book      Weighted        Book     Weighted
                              Value    Average Yield    Value    Average Yield    Value    Average Yield    Value   Average Yield
                              ---------------------------------------------------------------------------------------------------
                                                                    (Dollars in thousands)
Ginnie Mae ................   $    1      7.50%         $   21        8.12%       $   --         --%       $    33       8.97%
Freddie Mac ...............        2      8.00           1,666        6.97            --         --         26,716       4.96
Fannie Mae ................       --        --             900        6.77           797       7.00         32,814       5.27
Collateralized Mortgage
   Obligations/REMICs/IOs .       --        --              --          --            --         --             13       6.50
                              -----------------------------------------------------------------------------------------------
  Total mortgage-backed
    securities ............   $    3      7.88%         $2,587        6.91%       $  797       7.00%        $59,576      5.13%
                              ===============================================================================================

                                    June 30, 2006
                               ------------------------
                                Total Mortgage-Backed
                                   Securities Held
                                     to Maturity
                               ------------------------
                                 Book      Weighted
                                Value    Average Yield
                               ------------------------
                                (Dollars in thousands)
Ginnie Mae ................     $    55       8.62%
Freddie Mac ...............      28,384       5.08
Fannie Mae ................      34,511       5.35
Collateralized Mortgage
   Obligations/REMICs/IOs .          13       6.50
                                -----------------------
  Total mortgage-backed
    securities ............     $62,963       5.23%
                                =======================

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

The following table sets forth the activity in the Company's mortgage-backed securities portfolio for the years indicated.

                                                        Year ended June 30,
                                                  ------------------------------
                                                    2006       2005       2004
                                                  ------------------------------
                                                           (In thousands)
Mortgage-backed securities, net:
   At beginning of year .......................   $ 78,201   $100,079   $ 93,632
   Plus:
      Securities purchased ....................         --         --     54,823
   Less:
      Principal repayments ....................     15,058     21,739     47,976
      Amortization of premiums, net ...........        180        139        400
                                                  ------------------------------
   At end of year .............................   $ 62,963   $ 78,201   $100,079
                                                  ==============================

Sources of Funds

General. The Company's sources of funds are deposits, borrowings, payment of principal and interest on loans and mortgage-backed securities, interest received on and maturities or calls of other investment securities and funds provided from operations.

Deposits. The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of savings, money market and demand deposit accounts, as well as certificate accounts currently ranging in terms up to 60 months. The Company solicits deposits primarily from its market areas and relies on its product mix, appropriate pricing policies, advertising, customer service and customer relationships to attract and retain deposits. The Company also solicits short term deposits from municipalities in its market areas. As of June 30, 2006, certificates of deposit from municipalities totaled $6.2 million and checking accounts from municipalities totaled $4.6 million.

The variety of deposit accounts offered by the Company has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Company endeavors to manage the pricing of its deposits in keeping with its asset/liability management, liquidity and profitability objectives. In this regard, the Company has from time-to-time paid slightly higher rates than its competitors to attract deposits. Based on its experience, the Company believes that its savings, money market and demand deposit accounts are relatively stable sources of deposits. However, the ability of the Company to attract and maintain certificates of deposit and the rates paid on these deposits has been and will continue to be significantly affected by market conditions, including general economic conditions, changes in interest rates and the extremely competitive New Jersey deposit market. When appropriate, the Company has from time to time utilized brokered deposits as an alternate source of funds. At June 30, 2006 and 2005, the Company had $65.4 million and $66.1 million, respectively, of brokered deposits. See Item 8 - Financial Statements - Note H - Deposits - of the Notes to Consolidated Financial Statements.

The following table sets forth the deposit flows of the Company during the periods indicated.

                                               Year ended June 30,
                                   ---------------------------------------------
                                      2006             2005             2004
                                   ---------------------------------------------
                                               (Dollars in thousands)
Opening balance .............      $1,339,491       $1,188,100       $1,094,666
Net deposits ................          36,064          123,307           69,326
Interest credited ...........          39,033           28,084           24,108
                                   ---------------------------------------------
Ending balance ..............      $1,414,588       $1,339,491       $1,188,100
                                   ============================================
Net increase ................      $   75,097       $  151,391       $   93,434
                                   ============================================
Percent increase ............            5.61%           12.74%            8.54%
                                   ============================================

The following table indicates the amount of the Company's certificates of deposit by time remaining until maturity as of June 30, 2006.

                                                                         Maturity
                                                 ---------------------------------------------------------
                                                               Over        Over        Over
                                                 3 Months     3 to 6      6 to 12       12
                                                  or Less     Months      Months      Months       Total
                                                 ---------------------------------------------------------
                                                                       (In thousands)
Certificates of deposit less than $100,000 ...   $ 147,767   $ 148,187   $ 105,253   $ 147,826   $ 549,033
Certificates of deposit of $100,000 or more ..      58,954      50,322      52,001      90,179     251,456
                                                 ---------------------------------------------------------
Total certificates of deposit ................   $ 206,721   $ 198,509   $ 157,254   $ 238,005   $ 800,489
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

The Company's borrowings historically have consisted of advances from the FHLB of New York, and to a lesser extent, reverse repurchase agreements and, from time to time, overnight repricing lines of credit. FHLB of New York advances can be obtained pursuant to several different credit programs, each of which has its own interest rate and range of maturities.

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

In 2003, PennFed formed PennFed Capital Trust III (the "Trust III"), which on June 2, 2003 sold $30.0 million of variable rate cumulative trust preferred securities in a private transaction exempt from registration under the Act. Trust III used the proceeds from the sale of its trust preferred securities and from the sale of $0.9 million of its common securities to PennFed to purchase $30.9 million of variable rate junior subordinated deferrable interest debentures issued by PennFed, which are the sole assets of Trust III. These junior subordinated deferrable interest debentures mature in 2033 and are redeemable at any time after five years. The interest rate on the $30.0 million of trust preferred securities and the $30.9 million junior subordinated deferrable interest debentures resets quarterly and was 8.58% and 6.66% at June 30, 2006 and 2005, respectively. The obligations of PennFed related to Trust III constitute a full and unconditional guarantee by PennFed of Trust III obligations under its trust preferred securities. PennFed used the proceeds from the junior subordinated deferrable interest debentures together with available cash to redeem $34.5 million of 8.90% cumulative trust preferred securities issued by PennFed Capital Trust I in October 1997.

In accordance with the full adoption in fiscal 2003 of Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the Company's trust subsidiaries are not consolidated.

The following table sets forth the maximum month-end balance, average balance, year-end balance and weighted average cost of FHLB of New York advances, other borrowings and junior subordinated deferrable interest debentures for the periods indicated.

                                                                  Year ended June 30,
                                                           --------------------------------
                                                             2006        2005        2004
                                                           --------------------------------
                                                                (Dollars in thousands)
Maximum month-end balance for the year ended:
  FHLB of New York advances ............................   $465,465    $435,465    $504,465
                                                           ================================
  Other borrowings:
     Overnight repricing lines of credit ...............   $136,250    $ 68,400    $ 15,200
     Reverse repurchase agreements callable or maturing
       within one year .................................     88,271      22,206      34,260
     Reverse repurchase agreements callable or maturing
       after one year ..................................     29,986      54,461      24,986
     Unsecured revolving line of credit ................      7,772       9,586       9,892
                                                           --------------------------------
        Total other borrowings .........................   $262,279    $154,653    $ 84,338
                                                           ================================
   Junior subordinated debentures, net .................   $ 42,126    $ 42,082    $ 42,037
                                                           ================================

Average balance for the year ended:
  FHLB of New York advances ............................   $440,226    $425,319    $489,699
                                                           ================================
  Other borrowings:
     Overnight repricing lines of credit ...............   $ 95,093    $ 48,820    $  3,452
      Reverse repurchase agreements callable or maturing
       within one year .................................     51,578      14,252      20,590
     Reverse repurchase agreements callable or maturing
       after one year ..................................     24,876      47,646       1,898
     Unsecured revolving line of credit ................      6,209       7,567       5,368
                                                           --------------------------------
       Total other borrowings ..........................   $177,756    $118,285    $ 31,308
                                                           ================================
   Junior subordinated debentures, net .................   $ 42,104    $ 42,059    $ 42,015
                                                           ================================

Balance at June 30:
  FHLB of New York advances ............................   $465,465    $415,465    $475,465
                                                           ================================
  Other borrowings:
     Overnight repricing lines of credit ...............   $134,150    $ 45,150    $  7,000
     Reverse repurchase agreements callable or maturing
       within one year .................................     88,271      15,000      17,468
     Reverse repurchase agreements callable or maturing
       after one year ..................................     10,000      39,461      24,986
     Unsecured revolving line of credit ................      7,772       8,341       9,892
                                                           --------------------------------
       Total other borrowings ..........................   $240,193    $107,952    $ 59,346
                                                           ================================
   Junior subordinated debentures, net .................   $ 42,126    $ 42,082    $ 42,037
                                                           ================================

Weighted average cost of funds for the year ended:
  FHLB of New York advances ............................       5.65%       5.80%       5.76%
  Other borrowings:
     Overnight repricing lines of credit ...............       4.48%       2.30%       1.13%
     Reverse repurchase agreements callable or maturing
        within one year ................................       3.81%       2.23%       4.38%
     Reverse repurchase agreements callable or maturing
        after one year .................................       3.65%       3.32%       2.95%
     Unsecured revolving line of credit ................       5.87%       3.82%       2.66%
  Junior subordinated debentures, net ..................       8.69%       7.24%       6.42%

Weighted average cost of funds at June 30:
  FHLB of New York advances ............................       5.47%       5.75%       5.70%
  Other borrowings:
     Overnight repricing lines of credit ...............       5.40%       3.49%       1.56%
     Reverse repurchase agreements callable or maturing
        within one year ................................       4.60%       2.88%       1.21%
     Reverse repurchase agreements callable or maturing
        after one year .................................       3.59%       3.42%       3.23%
     Unsecured revolving line of credit ................       6.63%       4.64%       2.63%
  Junior subordinated debentures, net ..................       9.04%       7.67%       6.32%

Subsidiary Activities

As a federally chartered savings association, Penn Federal is permitted by OTS regulations to invest up to 2% of its assets, or $46.0 million at June 30, 2006, in the stock of, or loans to, service corporation subsidiaries. Penn Federal currently has two service corporations, Penn Savings Insurance Agency, Inc. ("PSIA") and PennFed Title Service Corporation ("PTSC"). At June 30, 2006, the net book values of Penn Federal's investments in PSIA and PTSC were $136,000 and $39,000, respectively.

PSIA offers insurance products and the Bank offers uninsured non-deposit investment products to the Company's customers and members of the general public through a program known as Investment Services at Penn Federal. The sale of securities, such as mutual funds and variable rate annuities, and securities brokerage services are provided by an agreement with the Bank and INVEST Financial Corporation ("INVEST"), a non-affiliated registered broker dealer, member NASD and SIPC. Fixed annuity and insurance products are provided by an agreement with PSIA and INVEST Financial Corporation Insurance Agency, Inc. of Maryland ("INVEST Insurance"), a non-affiliated licensed insurance agency and a subsidiary of INVEST. The Bank's relationship with INVEST and PSIA's relationship with INVEST Insurance enhance the Investment Services at Penn Federal program by giving customers a wide array of insurance and uninsured non-deposit investment products, while offering convenient access to financial consulting and advisory services and securities brokerage services. To a much lesser extent, PSIA also offers homeowners insurance to Bank customers.

PTSC was formed to participate in the ownership of a title insurance agency known as Eagle Rock Title Agency, LLC. PTSC is a joint venture partner, owning 49%, with a third party title agency owning the remainder. PTSC has no active role in the management of the company.

In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal association may engage in directly. As of June 30, 2006, the Bank's investment in its operating subsidiaries, Ferry Development Holding Company ("FDHC") and Eagle Rock Investment Corp. ("ERIC"), was $342.8 million and $157.7 million, respectively. FDHC and ERIC hold and manage investment portfolios for the Bank.

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

The Company attracts substantially all of its deposits through its branches, primarily from the communities in which those offices are located; therefore, competition for those deposits is principally from commercial banks, savings associations, credit unions and brokerage houses. The Company competes for these deposits by offering a variety of deposit accounts at appropriately priced rates, quality customer service, convenient business hours and branch locations with interbranch deposit and withdrawal privileges.

                                   REGULATION

General

Penn Federal is a federally chartered savings bank, and accordingly, the Bank is subject to comprehensive federal regulation and oversight by the OTS extending to all its operations. Penn Federal is a member of the FHLB of New York and certain of its activities are subject to regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of Penn Federal, PennFed is also subject to federal regulation and oversight by the OTS. The Bank is a member of the Deposit Insurance Fund ("DIF") and the deposits of Penn Federal are insured by the FDIC up to applicable limits. As a result, the FDIC has regulatory and examination authority over the Bank. For purposes of the "Regulation" discussion, the terms "savings bank," "savings association" and "savings institution" apply to the Bank.

Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

Federal Regulation of Savings Associations by the OTS

The OTS has extensive authority over the operations of savings associations. As part of this authority, Penn Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS. The last regular OTS examination of the Bank was as of September 2005.

The OTS, as well as the other federal banking agencies, has developed guidelines establishing safety and soundness standards on matters such as loan underwriting and documentation, internal controls and audit systems, asset quality, earning standards, interest rate risk exposure and compensation and other employee benefits.

Insurance of Accounts and Regulation by the FDIC

Penn Federal's deposits are insured by the DIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC. As insurer, the FDIC may impose deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. The FDIC may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the deposit insurance funds. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the savings association's deposit insurance if it determines that the savings association has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

Deposit Insurance Assessments

Under the Federal Deposit Insurance Reform Act of 2005, by November 5, 2006, the Federal Deposit Insurance Corporation must promulgate new regulations on risk-based deposit insurance assessments. The Federal Deposit Insurance Corporation has proposed regulations that would create four Risk Categories. Risk Category I would apply to institutions that are well capitalized and have composite CAMELS ratings of 1 or 2. CAMELS is an acronym for the six supervisory ratings assigned in examinations for an institution's capital adequacy, asset quality, management, earnings, liquidity and sensitivity to market risk. Annual base rate assessments for Risk Category I would range between 2 and 4 basis points, applied to an institution's assessment base, which is generally its deposits. Within Risk Category I, the precise base rate for an institution would be determined for an institution with less than $10 billion in assets by a formula using the institution's CAMELS ratings, certain financial ratios and other factors. A different method would apply for institutions with assets of $10 billion or more. Any Risk Category I institution less than 7 years old would be assessed at the highest rate for Risk Category I. The Federal Deposit Insurance Corporation has stated that currently, 95% of institutions it insures would be in Risk Category I. Risk Categories II, III, and IV would apply to institutions with progressively greater risk of loss to the deposit insurance fund. The proposed base rates for these categories would be 7, 25 and 40 basis points, respectively.

Under the proposed regulations, the FDIC would be able to increase the base assessment rates by up to 5 basis points without new regulations. Any institution insured by the FDIC on December 31, 1996, such as the Bank, which had previously paid assessments (or its successor in a merger or consolidation) would be eligible for a one-time credit against assessments under the new regulations. Federal Deposit Insurance Corporation officials have indicated that base assessment rates in the final regulations could be higher than stated in the proposed regulations.

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

The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained earnings, and certain noncumulative perpetual preferred stock. In addition, all intangible assets, other than certain amounts of mortgage servicing rights, and accumulated unrealized gains and losses on certain available for sale securities must be deducted from assets and capital for calculating compliance with the requirements. At June 30, 2006, Penn Federal had no intangible assets other than qualifying mortgage servicing rights.

At June 30, 2006, Penn Federal had tangible capital of $168.7 million, or 7.33% of adjusted total assets, which was approximately $134.2 million above the minimum requirement of $34.5 million or 1.5% of adjusted total assets in effect on that date.

The capital standards also require core capital equal to at least 3% of adjusted total assets and 4% of risk-weighted assets (as described below). As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a ratio of core capital to adjusted total assets of at least 4% to be considered adequately capitalized unless its supervisory condition is such as to allow it to maintain a 3% ratio. Core capital generally consists of tangible capital plus certain intangible assets up to 25% of adjusted total assets. At June 30, 2006, Penn Federal did not have any intangibles which were subject to these tests.

At June 30, 2006, Penn Federal had core capital of $168.7 million, or 7.33% of adjusted total assets, which was approximately $76.7 million above the $92.1 million or 4% required to be considered adequately capitalized.

The OTS risk-based capital requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of selected items, such as certain permanent and maturing capital instruments that do not qualify as core capital, allowances for loan and lease losses up to a maximum of 1.25% of risk-weighted assets and up to 45% of pretax unrealized gains, net of unrealized losses, on available for sale equity securities. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. At June 30, 2006, the Bank had no capital instruments that qualify as supplementary capital. The Bank had $5.9 million of allowances for loan and lease losses at June 30, 2006, all of which was included as supplementary capital since it was less than 1.25% of risk-weighted assets.

In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, are multiplied by a risk weight, ranging from 0% to 100% as assigned by OTS capital regulations based on the risk inherent in the type of assets.

On June 30, 2006, Penn Federal had total risk-based capital of $174.6 million (consisting of $168.7 million in core capital and $5.9 million in allowable supplementary capital) and risk-weighted assets of $1.3 billion (including $45.3 million in converted off-balance sheet items primarily represented by unused lines of credit) resulting in a risk-based capital ratio of 13.81% of risk-weighted assets. This amount was $73.5 million above the $101.2 million or 8% required on that date.

Penn Federal met all the requirements to be considered a "well capitalized" institution as of June 30, 2006. The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements.

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

Qualified Thrift Lender Test

All savings associations, including Penn Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every twelve months on a rolling basis. As an alternative, the savings association may meet the Internal Revenue Service's Domestic Building and Loan Association test by maintaining 60% of its assets in those assets specified in Section 7701(a)(19)(C) of the Internal Revenue Code of 1986, as amended (the "Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 2006, the Bank met the QTL test and has always met the test since its effective date.

Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it re-qualifies as a QTL and thereafter remains a QTL. If an association does not re-qualify and converts to a national bank charter, it must remain insured with the FDIC. Until such an association has re-qualified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state.

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

Federal Home Loan Bank System

Penn Federal is a member of the FHLB of New York, which is one of 12 regional FHLBs that provide loans and correspondent services to its members. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All borrowings from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.

As a member, Penn Federal is required to purchase and maintain stock in the FHLB of New York. At June 30, 2006, the Bank had $27.7 million in FHLB of New York stock, which was in compliance with this requirement. Over the past five fiscal years, the yields earned on its FHLB of New York stock have averaged 4.01% per annum.

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

New Jersey Taxation. Earnings for the Bank are taxed at a 9% corporate tax rate. In addition, New Jersey imposes an alternative minimum assessment. The Bank is required to pay the greater of the regular corporate tax or the alternative minimum assessment. The amount of alternative minimum assessment can be used in a future year as a credit to offset the income tax liability calculated under the regular corporate business tax. The alternative minimum assessment is based on either 0.4% of gross receipts (less certain deductions) or 0.8% of gross profits. PennFed and ERIC are taxed under the New Jersey Corporation Business Tax Act (the "Tax Act"), and if they meet certain tests, will be taxed as investment companies at an effective annual rate of 3.6% of New Jersey taxable income (as defined in the Tax Act). If they fail to meet these tests, they will be taxed at an annual rate of 9% of New Jersey taxable income. It is anticipated that PennFed and ERIC will be taxed as investment companies. PSIA and PTSC are taxed at the corporate tax rate of 9% on their New Jersey taxable income.

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

Executive Officers

The executive officers of PennFed are elected annually and hold office until their respective successors have been elected and qualified or until death, resignation or removal by the Board of Directors. The principal executive officers of PennFed are as follows: Joseph L. LaMonica, President and Chief Executive Officer; Jeffrey J. Carfora, Senior Executive Vice President and Chief Operating Officer; Patrick D. McTernan, Senior Executive Vice President, General Counsel and Secretary; and Claire M. Chadwick, Senior Executive Vice President and Chief Financial Officer. Executive officers of PennFed do not receive any remuneration in their capacity as PennFed executive officers.

The following table sets forth certain information regarding the executive officers of the Bank who are not also directors.

Name                                        Age          Positions Held with the Bank
-----------------------------------------------------------------------------------------------------------------------------
Jeffrey J. Carfora ..................       48           Senior Executive Vice President and Chief Operating Officer

Claire M. Chadwick ..................       46           Senior Executive Vice President and Chief Financial Officer

Maria F. Magurno ....................       54           Executive Vice President and Residential Lending Group Executive

Anthony V. Bilotta, Jr. .............       45           Executive Vice President and Retail Banking Group Executive

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

Claire M. Chadwick - Ms. Chadwick is responsible for the financial affairs of the Bank, which include financial and tax accounting and reporting, budgeting and investor relations. Ms. Chadwick joined Penn Federal in 1994 and served as the Bank's Senior Vice President and Controller since 1999. She was named Executive Vice President and Chief Financial Officer in 2002 and Senior Executive Vice President in 2005. Ms. Chadwick is a Certified Public Accountant.

Maria F. Magurno - Ms. Magurno joined the Bank in October 1997 as Vice President of Residential Lending. Ms. Magurno is responsible for the Bank's residential lending operations. She was named Senior Vice President in 1999 and Executive Vice President in 2001.

Anthony V. Bilotta, Jr. - Mr. Bilotta joined the Bank in July 2005 as Senior Vice President of Branch Administration. He was promoted to Executive Vice President and Retail Banking Group Executive in July 2006. Mr. Bilotta is responsible for the Bank's branch network, as well as the Bank's Investment Services at Penn Federal program. Prior to joining the Bank, Mr. Bilotta had various retail banking experience with several other banking institutions.

Employees

At June 30, 2006, the Company and its subsidiaries had a total of 272 employees, including 58 part-time employees. The Company's employees are not represented by any collective bargaining group.

Item 1A. Risk Factors

Rising interest rates may negatively impact the Company's results of operations. The Company's results of operations are primarily dependent on net interest income, which is the difference between the interest income earned on its interest earning assets such as loans, mortgage-backed securities and investment portfolios and the interest expense paid on interest bearing liabilities, such as deposits and borrowings. With a further rise in short-term interest rates and a flat or inverted yield curve, deposits and borrowings may reprice upwards faster than the rates on loans, mortgage-backed securities and investments, causing additional compression in the net interest margin and may have a negative impact on the Company's results of operations. Rising interest rates can also affect borrowers' demand for loan products as historical experience has shown that as interest rates rise, origination levels may decline.

A downturn in the local economy can affect profitability due to the geographic concentration of our market area. The Company gathers deposits primarily from the communities its serves, which are the Ironbound section of the City of Newark and surrounding areas, suburban Essex county and selected areas of central and southern New Jersey. The

Company originates loans secured by properties located throughout New Jersey and areas in eastern Pennsylvania. A downturn in the local economy in any of these market areas may have an adverse effect on customers' demand for the Company's products, borrowers' ability to service their debt, as well as the quality of the Company's loan portfolio. Declining real estate values can cause loans to become inadequately collateralized, potentially exposing the Company to a risk of loss.

Changes in estimates of the adequacy of the allowance for loan losses. The Company's allowance for loan losses is established based on management's evaluation of the probable credit losses in the loan portfolio. Management believes that they use the best information available to establish the allowance for loan losses. However, changes in market conditions, borrowers' ability to service their debt, real estate values, or in federal regulatory policies, which are unforeseeable and beyond the Company's controls, may cause the allowance for loan losses to become inadequate and earnings may be affected. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations "-Critical Accounting Policies."

Risks in changes in the laws and regulations of regulatory agencies. The Bank is subject to comprehensive regulation and examination by the OTS, as the Bank's primary regulator, and the FDIC, as its insurer of deposits. The OTS has extensive authority over the operations of savings associations, which are subject to periodic examinations and reporting requirements. FDIC may also conduct examinations and require reporting by FDIC-insured institutions. In addition, these regulatory agencies have the authority to impose restrictions on operations. In recent years, there have been significant changes in the legislative policies for regulation of financial institutions. Any future changes in legislative policies, regulations or laws of regulatory agencies are beyond the Company's control and may have a material effect on the Company's operations.

Strong competition in originating loans and attracting deposits may have an adverse effect on the Company's profitability. The Company operates in a highly competitive environment in both the origination of real estate and other loans and in attracting deposits. The Company competes based on the quality of services offered, interest rates offered, fees charged, types of products, quality customer service and convenient business hours and branch locations. Competition in originating loans is primarily from commercial banks, other savings associations, mortgage banking companies and credit unions. Competition in attracting deposits is primarily from commercial banks, other savings associations, credit unions and brokerage houses. In order to compete, the Company, from time to time, may offer slightly higher rates in order to attract deposits and stimulate loan originations. This may impact the Company's profitability, depending on the level of interest rates offered, and may have a negative effect on the net interest margin.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company conducts its business at its operations center and the Bank's branch offices located in its primary market areas. The total net book value of the Company's premises and equipment (including land, building and leasehold improvements and furniture and equipment) at June 30, 2006 was $20.4 million.

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

Penn  Federal  Savings Bank and  ExxonMobil  have been ordered by the New Jersey
Department of Environmental Protection to investigate and remediate soil and ground water pollution that may have been generated at a branch location that was formerly a gasoline service station. Penn Federal Savings Bank and ExxonMobil have entered into a cost sharing arrangement under which ExxonMobil will supervise the investigation and remediation and the cost will be shared equally. Based on information then available, the Company recorded a $298,000 (pretax) charge during the fourth quarter of fiscal 2004 to accrue its share of the estimated cost. At June 30, 2006 and 2005, an environmental liability of $328,000 was included in Accounts payable and other liabilities in the Company's Consolidated Statements of Financial Condition. Management believes the total current liability of $328,000 represents the probable liability at this time.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2006.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters

The Company's common stock trades on the Nasdaq Global Market tier of the Nasdaq Stock Market under the symbol "PFSB." At September 1, 2006, there were approximately 500 stockholders of record of the Company's common stock (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms).

The following table sets forth the high and low closing sales prices per common share for the periods indicated.

                                              Fiscal  2006 Closing Price      Fiscal 2005 Closing Price
                                             ----------------------------    ---------------------------
                                                High          Low                 High         Low
                                             ----------------------------    ---------------------------
Quarter Ended:
September 30, 2005 and 2004 ................   $20.15        $16.48              $16.50       $14.84
December 31, 2005 and 2004 .................    19.55         16.94               17.34        15.18
March 31, 2006 and 2005 ....................    19.17         17.75               16.68        14.75
June 30, 2006 and 2005 .....................    19.15         17.75               17.12        13.20

The closing price of a common share was $18.65 at June 30, 2006 compared to $16.88 at June 30, 2005.

The Company initiated quarterly cash dividend payments in the second quarter of fiscal 1997 and has since then continuously paid quarterly cash dividends. The initial quarterly cash dividend was $0.025 per share. Since the second quarter of fiscal 2002, the Company paid quarterly cash dividends of $0.03 per share. In the first quarter of fiscal 2003, the quarterly cash dividend was increased to $0.05 per share. During the fourth quarter of fiscal 2005, the quarterly cash dividend was increased to $0.07 per share.

PennFed's ability to pay cash dividends is substantially dependent on the dividend payments it receives from the Bank. For a description of the regulatory restrictions on the ability of the Bank to pay dividends to PennFed, see Item 1. Business -- "Regulation - Limitations on Dividends and Other Capital Distributions" and Note N -- Stockholders' Equity and Regulatory Capital in the Notes to Consolidated Financial Statements.

The following table summarizes the Company's stock repurchase activity for each month during the three months ended June 30, 2006. All shares repurchased during the three months ended June 30, 2006 were repurchased in the open market.

                                                                             Total Number         Maximum Number
                                             Total Number     Average     of Shares Purchased   of Shares that May
                                              of Shares     Price Paid    as Part of Publicly    Yet Be Purchased
                                             Repurchased     Per Share      Announced Plan        Under the Plan
                                             -----------     ---------      --------------        --------------
Repurchases for the Month
-------------------------
April 1 - April 30, 2006 .............           15,600       $18.18            15,600              535,100
May 1 - May 31, 2006 .................           97,500        18.12            97,500              437,600
June 1 - June 30, 2006 ...............           22,900        18.17            22,900              414,700
                                             -----------------------------------------
Total repurchases.....................          136,000       $18.14           136,000
                                             =========================================

At June 30, 2006, the Company had a repurchase plan under which it had not yet completed all approved repurchases. This repurchase plan was publicly announced January 25, 2006 and authorized the Company to repurchase up to 5%, or 650,000, of its outstanding shares over the following 18 months.

Item 6. Selected Financial Data

The following selected consolidated financial data of the Company is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements, including notes thereto, included elsewhere in this document.

                                                                          At June 30,
                                                --------------------------------------------------------------
                                                   2006         2005         2004         2003         2002
                                                --------------------------------------------------------------
                                                         (In thousands, except per share amounts)
Selected Financial Condition Data:
Total assets ................................   $2,306,510   $2,050,551   $1,902,286   $1,812,452   $1,892,427
Loans receivable and loans held for sale, net    1,684,224    1,465,480    1,287,473    1,228,918    1,441,260
Investment securities .......................      445,296      410,509      424,980      344,239      183,785
Mortgage-backed securities ..................       62,963       78,201      100,079       93,632      169,689
Deposits ....................................    1,414,588    1,339,491    1,188,100    1,094,666    1,174,507
Total borrowings ............................      747,784      565,499      576,848      561,114      527,779
Trust preferred securities, net .............           --           --           --       11,621       44,537
Stockholders' equity ........................      123,421      124,054      118,399      116,835      118,761

Book value per common share(a)(b) ...........         9.59         9.34         8.72         8.71         8.36

-------------------
(a) The calculation of book value per share only includes ESOP shares to the extent that they are released or committed to be released during the fiscal year.

(b) Amounts have been restated for the effects of a 2 for 1 stock split in the form of a 100% stock dividend paid on October 29, 2004.

                                                                            Year ended June 30,
                                                    -------------------------------------------------------------------
                                                       2006            2005        2004           2003           2002
                                                    -------------------------------------------------------------------
                                                                (In thousands, except per share amounts)
Selected Operating Data:
Total interest and dividend income ..............   $ 115,276       $ 104,722   $  96,276      $ 106,371      $ 121,339
Total interest expense ..........................      77,782          61,384      58,674         62,956         72,862
                                                    -------------------------------------------------------------------
Net interest and dividend income before provision
   for loan losses ..............................      37,494          43,338      37,602         43,415         48,477
Provision for loan losses .......................          --              --          --            525          1,625
                                                    -------------------------------------------------------------------
Net interest income after provision for
   loan losses ..................................      37,494          43,338      37,602         42,890         46,852
                                                    -------------------------------------------------------------------
Fees and service charges ........................       5,670(a)        3,096       4,175          5,232          2,961
Income on Bank Owned Life Insurance ("BOLI") ....         966             690         512             --             --
Net gain on sales of loans ......................         143             394         759          1,863            194
Net gain (loss) from real estate operations .....          (6)            156          58              3             87
Other non-interest income .......................         740             660         925            973            975
                                                    -------------------------------------------------------------------
Total non-interest income .......................       7,513           4,996       6,429          8,071          4,217
                                                    -------------------------------------------------------------------
Total non-interest expenses .....................      24,198(b)       24,171      25,430(c)      29,120(d)      28,450
                                                    -------------------------------------------------------------------
Income before income taxes ......................      20,809          24,163      18,601         21,841         22,619
Income tax expense ..............................       7,411           8,669       6,543          8,107          8,036
                                                    -------------------------------------------------------------------
Net income ......................................   $  13,398       $  15,494   $  12,058      $  13,734      $  14,583
                                                    ===================================================================

Net income per common share(e):
   Basic ........................................   $    1.03       $    1.14   $    0.89      $    0.99      $    1.01
                                                    ===================================================================
   Diluted ......................................   $    1.00       $    1.11   $    0.83      $    0.92      $    0.94
                                                    ===================================================================

-----------------
(a)   Includes $2,688 for a commercial loan prepayment premium.

(b) Includes $1,351 prepayment penalty on FHLB of New York advances, $372 for acceleration of depreciation on branch automation system software and $169 for an increase in obligations under certain long-term benefit plans.

(c) Includes $298 for recognition of a non-recurring expense associated with an environmental liability.

(d) Includes $1,514 for recognition of a non-recurring expense associated with the unamortized issuance costs related to the PennFed Capital Trust I securities that were redeemed.

(e) Amounts have been restated for the effects of a 2 for 1 stock split in the form of a 100% stock dividend paid on October 29, 2004.

                                                                         At and for the year ended June 30,
                                                               ---------------------------------------------------
Selected Financial Ratios and Other Data:                        2006       2005       2004       2003       2002
                                                               ---------------------------------------------------
Performance Ratios:
Return on average assets (ratio of net income to
   average total assets) ...................................      0.62%      0.78%      0.67%      0.75%      0.79%
Return on average stockholders' equity (ratio of
   net income to average stockholders' equity) .............     10.78      12.64      10.20      11.53      12.59
Net interest rate spread during the year ...................      1.66       2.14       2.02       2.19       2.37
Net interest margin (net interest and dividend
   income to average interest-earning assets) ..............      1.79       2.26       2.16       2.44       2.68
Ratio of average interest-earning assets to average
   deposits and borrowings .................................    103.46     103.87     104.21     107.00     107.88
Ratio of earnings to fixed charges(a):
   Excluding interest on deposits ..........................      1.58x      1.78x      1.58x      1.73x      1.74x
   Including interest on deposits ..........................      1.27x      1.39x      1.32x      1.35x      1.31x
Ratio of non-interest expenses to average total assets .....      1.12%      1.22%      1.41%      1.58%      1.53%
Efficiency ratio (non-interest expenses, excluding
   amortization of intangible assets, to net interest and
   dividend income and non-interest income excluding
   gains (losses) on sales and real estate operations) .....     53.93      47.74      54.64      54.93      50.58
Dividend payout ratio ......................................     27.18      19.30      22.47      20.30      11.39

Asset Quality Ratios:
Non-accruing loans to total loans at end of year ...........      0.11       0.18       0.17       0.14       0.23
Allowance for loan losses to non-accruing loans
   at end of year ..........................................    330.79     231.00     286.39     373.60     177.74
Allowance for loan losses to total loans at end of year ....      0.35       0.41       0.48       0.51       0.40
Non-performing assets to total assets at end of year .......      0.08       0.13       0.11       0.09       0.17
Ratio of net charge-offs during the year to average
   loans outstanding during the year .......................      0.01       0.01       0.00       0.00       0.00

Capital Ratios:
Stockholders' equity to total assets at end of year ........      5.35       6.05       6.22       6.45       6.28
Average stockholders' equity to average total assets .......      5.73       6.19       6.56       6.47       6.25

Tangible capital to adjusted total assets at end of year(b).      7.33       8.28       8.61       8.73       8.37
Core capital to adjusted total assets at end of year(b) ....      7.33       8.28       8.61       8.73       8.37
Risk-based capital to risk-weighted assets at end of year(b)     13.81      15.84      16.86      17.21      15.93

Other Data:
Number of branch offices at end of year ....................        24         25         24         21         21
Number of deposit accounts at end of year ..................    71,800     71,600     69,800     74,800     84,200
Cash dividends declared per common share ...................   $  0.28    $  0.22    $  0.20    $  0.20    $  0.12

---------------
(a) The ratio of earnings to fixed charges excluding interest on deposits is calculated by dividing income before taxes and extraordinary items before interest on borrowings by interest on borrowings on a pretax basis. The ratio of earnings to fixed charges including interest on deposits is calculated by dividing income before income taxes and extraordinary items before interest on deposits and borrowings by interest on deposits plus interest on borrowings on a pretax basis.

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

Where appropriate, reserves are allocated to individual loans that exhibit actual or probable credit weakness. For example, reserves may be specifically assigned for loans that are 90 days or more past due, loans where the borrower has filed for bankruptcy or loans identified as problematic by the Company's internal loan review process. Reserves are based upon management's estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Company. For loans not subject to specific reserve allocations, loss rates by loan category are applied. A reserve is maintained to recognize the imprecision in estimating and measuring loss when evaluating reserves for individual loans or pools of loans. Reserves on individual loans are reviewed no less frequently than quarterly and adjusted as appropriate.

The Company has not substantively changed any aspect of its overall approach in its determination of the level of the allowance for loan losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance.

Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowance may have to be made as a result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Company's allowance for loan losses. These agencies may require the Company to record additions to the allowance level based upon their assessment of the information available to them at the time of examination.

Accounting for Income Taxes -- In the accounting for income taxes, the Company records amounts that represent taxes payable for the current year as well as deferred tax assets and liabilities arising from transactions that have differing effects for financial statements and tax returns. Judgement is required in assessing the future tax effects of transactions that have been recognized in the Company's consolidated financial statements or tax returns. Fluctuations in the actual tax effects in future years could have an impact on the Company's consolidated financial condition or results of operations.

Asset Impairment Judgments -- The Company periodically performs analyses to test for impairment of various assets. When necessary, valuation allowances are established to recognize impairment of assets. In addition to the impairment analyses related to loans, additional impairment analysis is conducted as it relates to the value of other than temporary declines in the value of the investment and mortgage-backed securities portfolios.

Investments securities available for sale are carried at market value, with unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income in stockholders' equity. Investment and mortgage-backed securities held to maturity are carried at amortized cost as the Company has both the ability and intent to hold the securities to maturity. The Company conducts a periodic review and evaluation of the investment and mortgage-backed securities portfolios to determine if the value of any security has declined below its carrying value and whether such decline is other than temporary.

If such decline is deemed other than temporary, the carrying amount of the security would be adjusted by writing down the security to fair market value through a charge to current period operations. The market values of the Company's investment and mortgage-backed securities are significantly affected by changes in interest rates. In general, as interest rates rise, the market value of fixed-rate securities will decrease; as interest rates fall, the market value of fixed-rate securities will increase. With significant changes in interest rates, the Company evaluates the intent and ability to hold the security to maturity or for a sufficient time to recover the recorded principal balance. Estimated fair values for securities are based on quoted dealer market prices or subscribed pricing services.

Overview

You should read the following discussion together with our Consolidated Financial Statements and the related Notes to Consolidated Financial Statements, which are included elsewhere in this Form 10-K. This discussion contains forward-looking statements and you should read the section titled "Forward-Looking Statements" in Item 1. Business.

The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Company currently has 24 full service branch offices located in New Jersey. The Company attracts deposits from the general public and uses these deposits, together with borrowings and other funds, to originate and purchase one- to four-family residential mortgage loans, and, to a lesser extent, to originate commercial and multi-family real estate and consumer loans. The Company also invests in mortgage-backed securities secured by one- to four-family residential mortgages and U.S. government agency obligations. Through a relationship with an unaffiliated third party, the Company offers insurance and uninsured non-deposit investment products to the Company's customers and members of the general public. A wholly-owned subsidiary of the Company participates in the ownership of a title insurance agency.

The Company's loan portfolio growth is dependent primarily on its ability to provide the products and services that meet the needs of the customers in its market area. The Company offers fixed rate, adjustable rate and balloon mortgage loans for residential and commercial purposes, as well as home equity, consumer loans and non-mortgage business loans, with a variety of terms. Residential first mortgage loans are the largest part of the portfolio, representing approximately 77.6% at June 30, 2006. The level of interest rates also has a significant impact on the ability of the Company to originate loans and on the amount of prepayment activity experienced by the Company. During the past fiscal year, the Company's net loans receivable and loans held for sale increased $218.7 million. This increase was primarily attributable to strong loan origination levels in one- to four family residential and consumer loans and the lower levels of prepayments when compared to prior years when market interest rates were declining. The Company sold $29.5 million of primarily fixed rate loans during the fiscal year as a means to assist in the management of interest rate risk.

The retention and the recruitment of profitable deposit customers is vital to PennFed's ability to generate liquid funds and to generate non-interest income. The number of deposit accounts at June 30, 2006 was up slightly from June 30, 2005; and the average deposit balances per account, excluding wholesale certificates of deposit, has increased 5.6% since June 30, 2005. The Company offers a number of different deposit products and uses this product mix, along with a strong focus on customer service, to attract customers and to build depositor relationships. The level of interest rates also significantly affects the level of the Company's deposits. During the past fiscal year, deposits increased $75.1 million, primarily due to a $74.5 million increase in certificates of deposit, and an $85.5 million increase in checking and money market accounts partially offset by a decrease of $85.1 million in savings accounts. The decrease in savings accounts since June 30, 2005 was attributable to a rise in short term interest rates, which has shifted temporarily "parked" savings account funds to higher yielding deposit alternatives. This shift in temporarily "parked" savings accounts has also led to a portion of the increase in checking and money market accounts, as these accounts are more liquid than certificates of deposit. Overall, the increase in deposits was accomplished through a combination of desirable product features, focused marketing campaigns and appropriately priced products.

The Company's future loan and deposit growth is, to a large extent, directly tied to the level of interest rates. If long-term interest rates rise, loan origination levels may decline. Growth in the loan pipeline will depend on the Company's ability to successfully seek out customers in spite of the higher cost of borrowing for the customer and competition from other lenders. Loan growth driven by borrower demand also will depend on the strength of the economy in the Company's market area. With rising interest rates and/or deteriorating economic conditions, loan origination volumes would likely be lower than recent years and a reduction in the prepayment of loans currently in portfolio would be expected. The Company has continued its loan sale strategy with respect to new longer term, fixed rate residential loan product in order to assist in the management of interest rate risk associated with keeping longer term loans on the balance sheet. With respect to deposits, while an increase in interest rates would increase the Company's cost of funds, it would also provide the Company with an additional opportunity to attract depositors, some of whom may have sought higher returns with mutual funds and other non-deposit investment products when market rates were lower. The Company remains confident that by offering appropriately priced products and by striving to deliver superior service, it will be able to maintain profitable levels of loans and deposits.

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

Growth in the loan portfolio at a lower average yield, combined with a higher cost of funds on increased deposits and other borrowings contributed to a compression in the net interest margin, when compared to the prior fiscal year. The lower level of prepayments and a greater amount of loan originations during the fiscal year positively impacted the Company's interest income and contributed to growth in the average balance of loans outstanding, when compared to the prior year. The Company's interest income is primarily driven by interest earned on residential first mortgage loans, which increased $7.1 million during the fiscal year, when compared to the prior fiscal year. Higher cost of funds on deposits and borrowings, due to the short term interest rate environment, combined with an increase in the average balance of deposits and other borrowings, were the primary factors responsible for an increase of $16.4 million in interest expense on deposits and other borrowings for the current year compared to the prior year. Overall, net interest income decreased $5.8 million and the net interest margin decreased from 2.26% to 1.79% during the fiscal year, compared to the prior fiscal year.

Non-interest income has increased this fiscal year when compared to the previous fiscal year primarily due to fees and service charges, mainly loan fees, and income on Bank Owned Life Insurance ("BOLI"). Fees and service charges include a $2.7 million prepayment premium earned on the payoff of a large-balance commercial real estate loan in the current fiscal year.

Non-interest expenses remained at relatively the same level in the current fiscal year when compared to the level reported in the prior fiscal year. However, the Company's non-interest expenses as a percent of average assets decreased to 1.12% for the year ended June 30, 2006 from 1.22% for the prior year. Fiscal 2006 non-interest expenses included a $1.4 million prepayment penalty on certain Federal Home Loan Bank ("FHLB") of New York advances. FHLB of New York advances of $35.0 million with a weighted average interest rate of 5.95% and a weighted average remaining term of 28 months were replaced with $35.0 million of new FHLB of New York advances with a weighted average interest rate of 4.20% and a weighted average remaining term of 43 months. Also included in non-interest expenses this fiscal year was an increase in obligations under certain long-term benefit plans and accelerated depreciation expense for branch automation system software that is no longer used. In addition, costs associated with regulatory burden, especially compliance with Sarbanes-Oxley Section 404 on internal control reporting, continue to require additional compliance expenditures. Fiscal 2005 non-interest expenses included $1.4 million of amortization of intangible assets, which was fully amortized on March 31, 2005.

The Company's future earnings are inherently tied to the level of interest rates and the relationship of short to long term rates. If interest rates increase, the Company's interest expense on deposits and wholesale borrowings will increase at a faster pace than the effects that will be seen in the Company's interest income on loans, investment securities and mortgage-backed securities. This effect on interest expense is due to the short-term repricing characteristics of a portion of the Company's deposits and borrowings. As for interest income, loan commitments, generally locked in at issuance, will result in loans closed at below-market rates if rates continue to rise. As interest rates rise, a decline in loan prepayments and in prepayments on mortgage-backed securities will reduce cashflows available for reinvestment at higher rates. By emphasizing the origination of adjustable rate and biweekly loan products and continuing the sale of longer term fixed rate residential loans, while also focusing on increasing the balance of core deposits and longer term certificates of deposit and borrowings, the Company will endeavor to better position itself to mitigate the effects of rising interest rates. See the section titled "Management Strategy" for a discussion of those areas management has emphasized as important to future growth and improved earnings.

On February 27, 2006, the Company notified its customers of its May 31, 2006 closing of its branch located at 493 Bloomfield Avenue in Montclair, New Jersey. The decision to close the branch was principally due to economies of scale. Deposits were transferred to a branch located less than two miles from the branch that was closed.

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

Emphasizing Lending Secured by One- to Four-Family Residential First Mortgages. As a traditional thrift serving our market area, the Company will continue to emphasize production of traditional one- to four-family first mortgage loans secured by properties located primarily in New Jersey. One-to four-family loans are generally considered to have a lower inherent risk, coupled with a lower yield. The Company produced $340.9 million, $350.3 million and $462.8 million in one- to four-family mortgage loans in fiscal 2006, 2005 and 2004, respectively. Of these amounts, $327.4 million, $350.3 million and $409.8 million, respectively, represent loan originations, with the balance representing loan purchases. As a result of rising interest rates, refinance activity had been significantly reduced throughout fiscal 2006. While the Company's customers continue to favor fixed rate products, with rising interest rates, there has been a slight increase in borrowers' preference for adjustable rate products. The Company's interest income has been derived primarily from one- to four-family mortgage loans, which totaled $1.3 billion, or 77.6%, of the Company's gross loan portfolio at June 30, 2006. Interest income on one- to four-family loans of $64.4 million represented 75.0% of total interest on loans.

Increasing the Commercial and Multi-Family and Consumer Loan Portfolios. The Company will continue its emphasis on increasing the commercial and multi-family and consumer loan porfolios while remaining vigilant in minimizing the risk inherent in these products through sound underwriting. These loans generally reprice more frequently, have shorter maturities, and/or have higher yields than one- to four-family first mortgage loans. The Company originated $173.8 million, $129.4 million and $118.2 million of commercial and multi-family and consumer loans in fiscal 2006, 2005 and 2004, respectively. As of June 30, 2006, 2005 and 2004, commercial and multi-family and consumer loans represented 22.5%, 21.5% and 22.5%, respectively, of the total gross loan portfolio. Interest income on commercial and multi-family and consumer loans of $21.5 million represented 25.0% of total interest on loans for the year ended June 30, 2006. While commercial and multi-family and consumer loans generally represent higher yielding assets, the Company will continue to balance the increased income with the risk inherent in these types of loans as compared to a first lien on a one- to four-family home.

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

The Company's non-performing assets consist of non-accruing loans and real estate owned. Non-performing assets as a percentage of total assets were 0.08% at June 30, 2006, as compared to 0.13% at June 30, 2005.

Increasing Core Deposit Balances. The Company's primary source of funds is deposits. The Company will continue to emphasize growth in core deposits consisting of checking, money market and savings accounts. These deposits provide a more stable, lower cost source of funds than other deposits and borrowings and generate service charge income. The Company utilizes various techniques to generate core deposits including special promotional rates and offerings. The Company recognizes the importance of building relationship customers. Therefore, certain higher rates have been offered on certificates of deposit for customers who also maintain checking accounts. The Company is also focused on growing deposits from businesses through new and enhanced business products and sales efforts by its Business Development Team.

Managing the Company's Exposure to Interest Rate Risk. The Company has an asset/liability committee that meets monthly to develop, implement and review strategies and policies to manage interest rate risk. As part of its interest rate risk strategy, the Company has emphasized core deposit growth, utilized intermediate/longer-term borrowings and has, at select times, emphasized growth in longer term certificates of deposit. Furthermore, the Company has endeavored to manage its interest rate risk through the pricing and diversification of its loan products, including focusing on the production of loans with adjustable rate features and/or loans with shorter terms to maturity.

In an effort to manage sensitivity to changes in interest rates, the Company periodically evaluates the sale of longer-term, fixed rate, one- to four-family residential loan production. During the year ended June 30, 2006, approximately $29.5 million of primarily conforming, fixed rate one- to four-family residential mortgage loans were sold into the secondary market and to other institutions as part of the Company's efforts to manage interest rate risk. The level of loan sale activity continues to be actively evaluated with primary consideration given to interest rate risk, long-term profitability and liquidity objectives. See "-Interest Rate Sensitivity" and "-Asset/Liability Strategy."

Improving Non-Interest Income. The Company has sought and will continue to seek additional ways of improving non-interest income. Fees and service charges, which represent the primary source of non-interest income, reflected a $2.6 million, or 83.1%, increase for fiscal 2006 compared to fiscal 2005, primarily due to increases in loan prepayment fees. With an anticipated leveling off of prepayments and refinance activity expected during the next fiscal year, related income would also not be expected to rise. Increasing core deposits will likely result in an increase in fees and service charges.

Controlling Non-Interest Expenses. Non-interest expenses are carefully monitored, which includes ongoing reviews of staffing levels, facilities and operations. The Company's ratio of non-interest expenses to average total assets was 1.12% for the year ended June 30, 2006 compared to 1.22% for the prior fiscal year.

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

Based on the Company's experience, residential fixed and adjustable rate loans are assumed to prepay at an annualized rate between 8% and 12%. Commercial and multi-family real estate loans are assumed to prepay at an annualized rate between 7% and 38% while consumer loans are assumed to prepay at a 32% rate. Fixed and adjustable rate mortgage-backed securities have annual payment assumptions ranging from 15% to 20%. Demand loans and loans which have no repayment schedule or stated final maturity, are assumed to be due within six months. Loan and mortgage-backed securities balances are net of non-performing loans and are not adjusted for unearned discounts, premiums, and deferred loan costs.

The Company assumes that variable rate savings account balances roll-off gradually over time. Based on the Company's historical experience, it is assumed that 12% of these balances roll-off within one year; 10% roll-off in the second year; 8% roll-off in the third year; and 5% roll-off each year thereafter. During fiscal 2001 and 2002, the Bank promoted "5% Savings for Life" accounts, which totaled $120.8 million at June 30, 2006. These deposits are assumed to have an average life of approximately 10 years unless the 6-month U.S. treasury bill exceeds 5%; during those times, these deposits are assumed to decay at the same annual rates as variable rate savings accounts. At June 30, 2006, $220.8 million, or 73.5%, of savings accounts are assumed to roll-off after five years. Transaction accounts, excluding money market accounts, are assumed to roll-off after five years. Money market accounts are assumed to be variable accounts and are reported as repricing within six months. No roll-off rate is applied to certificates of deposit. Fixed maturity deposits reprice at maturity.

                                                                Maturing or Repricing
                                               ------------------------------------------------------
                                                                 Year ending June 30,
                                               ------------------------------------------------------

                                                   2007          2008          2009          2010
                                               ------------------------------------------------------
                                                               (Dollars in thousands)
Fixed rate mortgage loans including
  one- to four-family and commercial
  and multi-family .........................   $   141,451     $ 125,098     $ 115,812     $ 107,315
  Average interest rate ....................          5.56%         5.53%         5.53%         5.53%

Adjustable rate mortgage loans including
  one- to four-family and commercial
  and multi-family .........................   $    79,368     $  54,284     $  59,228     $  66,806
  Average interest rate ....................          6.27%         5.89%         5.43%         5.48%

Consumer loans including
  demand loans .............................   $   105,917     $  38,467     $  26,567     $  18,499
  Average interest rate ....................          6.70%         5.74%         5.74%         5.74%

Investment securities and other ............   $    37,650     $   1,000     $   2,000     $      --
  Average interest rate ....................          5.90%         8.90%         7.00%           --%

Mortgage-backed securities excluding
  unamortized premium ......................   $    14,745     $  10,339     $   7,510     $   6,810
  Average interest rate ....................          5.34%         5.14%         5.19%         5.17%

  Total interest-earning assets ............   $   379,131     $ 229,188     $ 211,117     $ 199,430
                                               ======================================================

Savings deposits ...........................   $    36,030     $  19,334     $  11,368     $   6,537
  Average interest rate ....................          2.88%         1.98%         1.30%         1.30%

Money market and demand deposits
  (transaction accounts) ...................   $   142,777     $      --     $      --     $      --
  Average interest rate ....................          4.60%           --%           --%           --%

Certificates of deposit ....................   $   562,483     $ 139,659     $  52,219     $  34,099
  Average interest rate ....................          4.09%         4.13%         4.44%         4.23%

FHLB of New York advances ..................   $    30,465     $  50,000     $  75,000     $ 175,000
  Average interest rate ....................          5.32%         5.21%         4.50%         5.88%

Other borrowings ...........................   $   230,193     $  10,000     $      --           $--
  Average interest rate ....................          5.17%         3.59%           --%           --%

Junior subordinated deferrable interest
  debentures ...............................   $        --     $      --     $      --     $      --
  Average interest rate ....................            --%           --%           --%           --%

  Total deposits and borrowings ............   $ 1,001,948     $ 218,993     $ 138,587     $ 215,636
                                               ======================================================

Interest earning assets less deposits and
  borrowings (interest-rate sensitivity gap)   $  (622,817)    $  10,195     $  72,530     $ (16,206)
                                               ======================================================

Cumulative interest-rate sensitivity gap ...   $  (622,817)    $(612,622)    $(540,092)    $(556,298)
                                               ======================================================

Cumulative interest-rate sensitivity
  gap as a percentage of total assets
  at June 30, 2006 .........................        (27.02)%      (26.58)%      (23.43)%      (24.14)%
                                               ======================================================

Cumulative interest-rate sensitivity gap
  as a percentage of total interest-
  earning assets at June 30, 2006 ..........        (28.14)%      (27.68)%      (24.40)%      (25.13)%
                                               ======================================================

Cumulative interest-earning assets as a
  percentage of cumulative deposits and
  borrowings at June 30, 2006 ..............         37.84%       49.82%        60.27%        64.68%
                                               ======================================================

                                                                Maturing or Repricing
                                               ------------------------------------------------------
                                                                 Year ending June 30,
                                               ------------------------------------------------------

                                                   2011     Thereafter        Total       Fair Value
                                               ------------------------------------------------------
                                                               (Dollars in thousands)

Fixed rate mortgage loans including
  one- to four-family and commercial
  and multi-family .........................   $ 100,015     $ 500,042     $ 1,089,733     $ 1,049,634
  Average interest rate ....................        5.53%         5.60%           5.56%

Adjustable rate mortgage loans including
  one- to four-family and commercial
  and multi-family .........................   $  75,421     $  48,451     $   383,558     $   362,708
  Average interest rate ....................        5.21%         6.45%           5.76%

Consumer loans including
  demand loans .............................   $  13,038     $   1,934     $   204,422     $   202,554
  Average interest rate ....................        5.74%         5.74%           6.24%

Investment securities and other ............   $  18,351     $ 414,009     $   473,010     $   453,313
  Average interest rate ....................        5.21%         5.59%           5.61%

Mortgage-backed securities excluding
  unamortized premium ......................   $   6,261     $  17,198     $    62,863     $    60,893
  Average interest rate ....................        5.15%         5.24%           5.22%

  Total interest-earning assets ............   $ 213,086     $ 981,634     $ 2,213,596     $ 2,129,102
                                               ======================================================

Savings deposits ...........................   $   6,210     $ 220,768     $   300,247     $   300,247
  Average interest rate ....................        1.30%         3.02%           2.80%

Money market and demand deposits
  (transaction accounts) ...................   $      --     $ 169,712     $   312,489     $   312,488
  Average interest rate ....................          --%         0.80%           2.54%

Certificates of deposit ....................   $  12,029     $      --     $   800,489     $   794,163
  Average interest rate ....................        4.65%          --%            4.13%

FHLB of New York advances ..................   $ 115,000     $  20,000     $   465,465     $   464,946
  Average interest rate ....................        5.69%         5.17%           5.47%

Other borrowings ...........................   $      --     $      --     $   240,193     $   239,730
  Average interest rate ....................          --%           --%           5.11%

Junior subordinated deferrable interest
  debentures ...............................   $      --     $  43,300     $    43,300     $    45,372
  Average interest rate ....................          --%         9.04%           9.04%

  Total deposits and borrowings ............   $ 133,239     $ 453,780     $ 2,162,183     $ 2,156,946
                                               ======================================================

Interest earning assets less deposits and
  borrowings (interest-rate sensitivity gap)   $  79,847     $ 527,854     $    51,403
                                               =======================================

Cumulative interest-rate sensitivity gap ...   $(476,451)    $  51,403
                                               =======================

Cumulative interest-rate sensitivity
  gap as a percentage of total assets
  at June 30, 2006 .........................      (20.67)%        2.23%
                                               =======================

Cumulative interest-rate sensitivity gap
  as a percentage of total interest-
  earning assets at June 30, 2006 ..........      (21.52)%        2.32%
                                               =======================

Cumulative interest-earning assets as a
  percentage of cumulative deposits and
  borrowings at June 30, 2006 ..............       72.11%       102.38%
                                               =======================

At June 30, 2006, the Company's total deposits and borrowings maturing or repricing within one year exceeded its total interest-earning assets maturing or repricing within one year by $622.8 million, representing a one year negative gap of 27.02% of total assets, compared to a one year negative gap of $166.8 million, or 8.13%, of total assets at June 30, 2005. See "-Asset/Liability Strategy." The Company's negative gap position at June 30, 2006 has increased significantly when compared to June 30, 2005. Higher market rates resulted in a decline in loan and mortgage-backed security prepayments and an extension in the projected redemption of certain callable U.S. government agency securities, as well as a shift in balances from savings accounts to short-term certificates of deposit and money market products. As a result, asset cash flows lengthened while liabilities repricing within one year increased significantly.

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

As of June 30, 2006, the Bank's internally generated initial NPV ratio was 8.66%. Following a 2% increase in interest rates, the Bank's Post-Shock NPV ratio was 5.02%. The change in the NPV ratio, or the Bank's Sensitivity Measure, was negative 3.64%. Following a 2% decrease in interest rates, the Bank's internally generated Post-Shock NPV ratio was 9.11% and the Sensitivity Measure was positive 0.45%. As of June 30, 2006, the Company's internally generated initial NPV ratio was 8.47%, the Post-Shock ratio was 4.34%, and the Sensitivity Measure was negative 4.13%. As of June 30, 2005, the Bank's Post-Shock NPV ratio and Sensitivity Measure were 8.33% and negative 1.86%, respectively, and the Company's Post-Shock NPV ratio and Sensitivity Measure were 8.27% and negative 1.70%, respectively. At June 30, 2005, the effect of a 2% decrease in interest rates could not be meaningfully simulated. The Post-Shock NPV ratios and Sensitivity Measures from a simulated 2% increase in rates deteriorated from the prior year, primarily due to a sharp increase in interest rates. The rise in long term market rates reduced prepayment activity on certain one- to four-family loans and mortgage-backed securities. In addition, despite continued focus on generating one- to four-family loan growth with shorter average durations, such as bi-weekly and adjustable rate mortgages with shorter average durations, overall asset duration increased, principally due to a shift in the projected redemption date of callable U.S. government agency securities to beyond one year. Furthermore, a decline in liability duration resulted from an increase in short-term retail deposit and wholesale borrowing balances, an increase in the sensitivity of FHLB of New York convertible advances, and from a reduction in savings account balances, as certain "parked" funds shifted to shorter-term, higher-yielding deposit alternatives. Variances between the Bank's and the Company's NPV ratios are attributable to balance sheet items which are eliminated during consolidation, such as investments, intercompany borrowings and capital.

Internally generated NPV measurements are based on simulations which utilize institution specific assumptions, including discount and decay rates, and generally result in lower levels of presumed interest rate risk than OTS measurements indicate.

The OTS measures the Bank's IRR on a quarterly basis using data from the quarterly Thrift Financial Reports filed by the Bank with the OTS, coupled with non-institution specific assumptions which are based on national averages. As of March 31, 2006 (the latest date for which information is available), the Bank's initial NPV ratio, as measured by the OTS, was 7.17%, the Bank's Post-Shock ratio following a 2% increase in interest rates was 2.10% and the Sensitivity Measure was negative 5.07%.

In addition to monitoring NPV and gap, management also monitors the duration of assets and liabilities and the effects on net interest income resulting from parallel and non-parallel increases or decreases in rates.

At June 30, 2006, based on its internally generated simulation models, the Company's consolidated net interest income projected for one year forward would decrease 27.3% from the base case, or current market, as a result of an immediate and sustained 2% increase in interest rates.

Asset/Liability Strategy

The primary elements of the Company's asset/liability strategy include the following:

1. The Company has focused on managing the average life and duration of its portfolio of one- to four-family mortgage loans by promoting one year adjustable rate products, with initial fixed rate terms of 3 and 5 years; 15, 20 and 30 year bi-weekly mortgages; and fixed rate products with terms of 10, 15 and 20 years, which have shorter durations than 30 year fixed rate mortgage loans.

2. The Company has emphasized the origination of variable rate home equity lines of credit and fixed rate second mortgage loans as well as variable and fixed rate commercial and multi-family real estate loans having maturities or terms to repricing significantly shorter than one- to four-family residential mortgage loans.

3. The Company has periodically sold a portion of its one- to four-family mortgage loan portfolio in an effort to shorten its average life and duration, as well as to mitigate prepayment risk and reduce borrowings. The level of such activity continues to be regularly evaluated with primary consideration given to interest rate risk, long term profitability and liquidity objectives.

4. The Company has emphasized the  lengthening of maturities of its  liabilities
through  its pricing of longer term   certificates  of deposit and by  utilizing
intermediate- and longer-term borrowings, subject to market conditions.

5. The Company has focused on the retention and the recruitment of profitable deposit customers in an effort to improve funding stability and earnings.

6. The Company has also emphasized growth in personal and business core deposit accounts as these funds are relatively stable, have a longer duration and assist in strengthening customer relationships.

During the year ended June 30, 2006, each of the strategies noted above was employed to manage the Company's sensitivity to changes in interest rates.

Over the last year, the Federal Open Market Committee has continued the measured increase in the targeted Federal funds rate, by raising it 2.00% from 3.25% at June 30, 2005 to 5.25% at June 30, 2006. During this time, longer term market yields also increased, but only approximately 1.25%. As the steepness of the curve declined and occasionally inverted, loan origination activity remained strong until the fourth quarter when it began to decelerate. However, shifting of funds in retail products, particularly from savings accounts to short-term certificates of deposit and money market accounts, accelerated due to strong competitive pricing for short term retail deposits.

One-to four-family residential and consumer mortgage activity remained strong in fiscal 2006, reflective of a robust housing market and competitive pricing for most of the fiscal year. As production began to slow in the fourth quarter, the Company added a correspondent relationship with a mortgage company that was able to originate, fund and sell shorter duration one- to four-family loans to the Bank. Bi-weekly and adjustable rate production dominated new volumes and helped to manage the lengthening duration being experienced in the residential loan portfolio. Furthermore, a large portion of the commercial and multi-family loan production added during the fiscal year was also adjustable rate. Though loan sale activities declined during fiscal 2006 compared to the prior year, they included primarily lower coupon, fixed rate products with longer-terms to maturity and supported efforts to manage interest rate risk.

Asset growth was funded through a combination of retail deposit growth and wholesale borrowings during fiscal 2006. Significant competitive pricing pressures made it difficult to grow retail balances at a pace sufficient to fund loan volumes, resulting in an increase in wholesale borrowings. While efforts to grow checking and savings accounts were only marginally successful, the Bank's money market accounts maintained a strong market presence and helped to build new relationships and to retain a large portion of existing customers who were shifting their balances to higher yielding alternatives. Certificates of deposit growth was found primarily in shorter term maturities, as depositors were generally unwilling to place their deposits for terms longer than one year. Wholesale funding growth included short term overnight borrowings and reverse repurchase agreements, and longer term FHLB of New York advances.

By the end of fiscal 2006, the Company's NPV ratios had deteriorated, as the overall decline in asset values surpassed the improvement in liability values. The Sensitivity Measure also deteriorated, as asset duration lengthened and liability duration continued to shorten.

As a result of the above activity, one- to four-family mortgage loan balances increased $154.0 million between June 30, 2005 and June 30, 2006. Adjustable rate one- to four-family mortgage loan balances increased $70.1 million while fixed rate balances increased $83.9 million. Additionally, approximately 73% of the fiscal 2006 fixed rate loan originations were for terms less than 30 years or for bi-weekly products. Consumer loan balances increased $60.0 million. Prime based home equity lines of credit decreased $2.4 million while other consumer products, principally fixed rate second mortgages generally with shorter durations than one- to four-family residential mortgages, increased $62.4 million. The commercial and multi-family real estate loan portfolio increased $2.8 million during the current fiscal year with adjustable rate products declining $3.9 million and fixed rate loans increasing $6.7 million.

At June 30, 2006, medium and long term certificate of deposit balances with remaining maturities greater than one year totaled $238.0 million, including $48.2 million of wholesale certificates of deposit, compared to $287.5 million at June 30, 2005. There were $65.4 million of wholesale certificates of deposit at June 30, 2006, compared to $66.1 million at June 30, 2005. Certificate of deposit balances, excluding brokered deposits, increased $75.4 million as short term interest rates increased during the fiscal year, while core deposit balances increased $345,000. Savings balances decreased $85.1 million, while checking and money market account balances increased $85.5 million. Wholesale borrowings with remaining maturities greater than one year totaled $445.0 million at June 30, 2006, reflecting an increase of $20.1 million during the current fiscal year. During fiscal 2006, FHLB of New York advances increased by $50.0 million; $100.0 million was called or matured, $35.0 million was prepaid, and $185.0 million of new advances were obtained. In addition, $40.0 million of convertible advances from the FHLB of New York with one-time call features were not called and subsequently were extended five years to their final maturity. Retail certificate of deposit balances with remaining maturities of one year or less increased $106.8 million while short-term wholesale funding balances, including $17.2 million of wholesale certificates of deposit, increased $179.4 million between June 30, 2005 and 2006, as a portion of such borrowings shifted to within one year of maturity. In fiscal 2006, $132.2 million of new, short term wholesale borrowings were added, including a net increase of $89.0 million drawn on an overnight repricing line of credit and a net decrease of $569,000 on an unsecured revolving line of credit.

The Company emphasizes and promotes its savings, money market and demand deposit accounts, and certificates of deposit with varying maturities through five years, principally within its primary market areas. The balances of savings, money market and demand deposit accounts represented 43.3% of total deposits at June 30, 2006.

Analysis of Net Interest Income. The following table sets forth certain information relating to the Company's Consolidated Statements of Financial Condition and the Consolidated Statements of Income for the years ended June 30, 2006, 2005 and 2004 and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived from average daily balances. The average balance of loans receivable includes non-accruing loans. The yields and costs include fees, which are considered adjustments to yields.

                                                               Year ended June 30,
                                      ----------------------------------------------------------------------
                                                      2006                                 2005
                                      ----------------------------------------------------------------------
                                        Average      Interest               Average      Interest
                                      Outstanding    Earned/     Yield/   Outstanding    Earned/     Yield/
                                        Balance        Paid       Rate      Balance        Paid       Rate
                                      ----------------------------------------------------------------------
                                                               (Dollars in thousands)
Interest-earning assets:
   One- to four-family mortgage
       loans .......................   $1,227,499   $   64,447     5.25%   $1,082,952   $   57,358     5.30%
   Commercial and multi-family real
       estate loans ................      167,083       11,522     6.90       168,556       11,638     6.90
   Consumer loans ..................      170,601        9,953     5.83       127,020        6,834     5.38
                                       ----------   ----------             ----------   ----------
       Total loans receivable ......    1,565,183       85,922     5.49     1,378,528       75,830     5.50

   Federal funds sold ..............           --           --       --            --           --       --
   Investment securities and other .      461,033       25,794     5.59       446,903       24,384     5.46
   Mortgage-backed securities ......       69,804        3,560     5.10        88,286        4,508     5.11
                                       ----------   ----------             ----------   ----------
       Total interest-earning assets    2,096,020   $  115,276     5.50     1,913,717   $  104,722     5.47
                                                    ==========                          ==========

Non-interest earning assets ........       73,125                              67,373
                                       ----------                          ----------
       Total assets ................   $2,169,145                          $1,981,090
                                       ==========                          ==========
Deposits and borrowings:
   Money market and demand
       deposits ....................   $  261,404   $    4,748     1.82%   $  191,747   $    1,144     0.60%
   Savings deposits ................      339,864        8,911     2.62       420,852        9,901     2.35
   Certificates of deposit .........      764,537       28,107     3.68       644,112       19,311     3.00
                                        ---------    ---------             ----------   ----------
       Total deposits ..............    1,365,805       41,766     3.06     1,256,711       30,356     2.42

   FHLB of New York advances .......      440,226       24,863     5.65       425,319       24,668     5.80
   Other borrowings ................      177,756        7,496     4.22       118,285        3,313     2.80
   Junior subordinated debentures ..       42,104        3,657     8.69        42,059        3,047     7.24
                                       ----------   ----------             ----------   ----------
       Total deposits and borrowings    2,025,891   $   77,782     3.84     1,842,374   $   61,384     3.33
                                                    ==========                          ==========
Other liabilities ..................       18,917                              16,095
                                       ----------                          ----------
       Total liabilities ...........    2,044,808                           1,858,469

Stockholders' equity ...............      124,337                             122,621
                                       ----------                          ----------
       Total liabilities and
          stockholders' equity .....   $2,169,145                          $1,981,090
                                       ==========                          ==========
Net interest income and net interest
   rate spread .....................                $   37,494     1.66%                $   43,338     2.14%
                                                    ==========   ======                 ==========   ======
Net interest-earning assets and net
   interest margin .................   $   70,129                  1.79%   $   71,343                  2.26%
                                       ==========                ======    ==========                ======
Ratio of interest-earning assets to
   deposits and borrowings .........                             103.46%                             103.87%
                                                                 ======                              ======


                                               Year ended June 30,
                                      -----------------------------------
                                                      2004
                                      -----------------------------------
                                        Average      Interest
                                      Outstanding    Earned/     Yield/
                                        Balance        Paid       Rate
                                      -----------------------------------
                                              (Dollars in thousands)
Interest-earning assets:
   One- to four-family mortgage
       loans .......................   $  915,316   $   49,831     5.44%
   Commercial and multi-family real
       estate loans ................      162,855       12,029     7.39
   Consumer loans ..................      115,793        6,353     5.49
                                       ----------   ----------

       Total loans receivable ......    1,193,964       68,213     5.71

   Federal funds sold ..............       17,918          178     0.99
   Investment securities and other .      428,104       22,816     5.33
   Mortgage-backed securities ......       98,828        5,069     5.13
                                       ----------   ----------
       Total interest-earning assets    1,738,814   $   96,276     5.54
                                                    ==========
Non-interest earning assets ........       63,978
                                       ----------
       Total assets ................   $1,802,792
                                       ==========
Deposits and borrowings:
   Money market and demand
       deposits ....................   $  167,569   $      315     0.19%
   Savings deposits ................      388,552        9,931     2.56
   Certificates of deposit .........      549,480       16,388     2.98
                                       ----------   ----------
       Total deposits ..............    1,105,601       26,634     2.41

   FHLB of New York advances .......      489,699       28,203     5.76
   Other borrowings ................       31,308        1,139     3.64
   Junior subordinated debentures ..       42,015        2,698     6.42
                                       ----------   ----------
       Total deposits and borrowings    1,668,623   $   58,674     3.52
                                                    ==========
Other liabilities ..................       15,899
                                       ----------
       Total liabilities ...........    1,684,522

Stockholders' equity ...............      118,270
                                       ----------
       Total liabilities and
          stockholders' equity .....   $1,802,792
                                       ==========

Net interest income and net interest
   rate spread .....................                $   37,602     2.02%
                                                    ==========   ======
Net interest-earning assets and net
   interest margin .................   $   70,191                  2.16%
                                       ==========                ======

Ratio of interest-earning assets to
   deposits and borrowings .........                             104.21%
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

                                                                         Year ended June 30,
                                      ---------------------------------------------------------------------------------------------
                                                   2006 vs. 2005                                       2005 vs. 2004
                                      ---------------------------------------------  ----------------------------------------------
                                                 Increase (Decrease)                                 Increase (Decrease)
                                                       Due to                                               Due to
                                      ---------------------------------------------  ----------------------------------------------
                                                                             Total                                            Total
                                                                 Rate/    Increase                               Rate/     Increase
                                        Volume        Rate      Volume   (Decrease)     Volume        Rate      Volume    (Decrease)
                                      ---------------------------------------------------------------------------------------------
                                                                               (In thousands)
Interest-earning assets:
   One- to four-family
     mortgage loans ................  $  7,656   $    (500)  $     (67)  $   7,089   $   9,127   $  (1,352)  $    (248)  $   7,527

   Commercial and multi-family
     real estate loans .............      (102)        (14)         --        (116)        421        (785)        (27)       (391)

   Consumer loans ..................     2,345         576         198       3,119         616        (123)        (12)        481
                                      ---------------------------------------------------------------------------------------------

     Total loans receivable ........     9,899          62         131      10,092      10,164      (2,260)       (287)      7,617

   Federal funds sold ..............        --          --          --          --        (178)       (178)        178        (178)

   Investment securities and other .       771         619          20       1,410       1,002         542          24       1,568

   Mortgage-backed securities ......      (944)         (5)          1        (948)       (540)        (23)          2        (561)
                                      ---------------------------------------------------------------------------------------------

     Total interest-earning assets .  $  9,726   $     676   $     152   $  10,554   $  10,448   $  (1,919)  $     (83)  $   8,446
                                      =============================================================================================

Deposits and borrowings:

   Money market and demand
     deposits ......................  $    416   $   2,338   $     850   $   3,604   $      45   $     685   $      99   $     829

   Savings deposits ................    (1,905)      1,133        (218)       (990)        826        (790)        (66)        (30)

   Certificates of deposit .........     3,610       4,369         817       8,796       2,822          86          15       2,923
                                      ---------------------------------------------------------------------------------------------

     Total deposits ................     2,121       7,840       1,449      11,410       3,693         (19)         48       3,722

   FHLB of New York advances .......       865        (647)        (23)        195      (3,708)        199         (26)     (3,535)

   Other borrowings ................     1,666       1,675         842       4,183       3,164        (262)       (728)      2,174

   Junior subordinated debentures ..         3         606           1         610           3         346          --         349
                                      ---------------------------------------------------------------------------------------------

     Total deposits and borrowings .  $  4,655   $   9,474   $   2,269   $  16,398   $   3,152   $     264   $    (706)  $   2,710
                                      =============================================================================================

   Net change in net interest income  $  5,071   $  (8,798)  $  (2,117)  $  (5,844)  $   7,296   $  (2,183)  $     623   $   5,736
                                      =============================================================================================

Financial Condition

Comparison of Financial Condition at June 30, 2006 and June 30, 2005

Assets. Total assets increased $256.0 million to $2.307 billion at June 30, 2006 from total assets of $2.051 billion at June 30, 2005. The increase at June 30, 2006 was primarily due to a $223.4 million increase in net loans receivable and a $34.9 million increase in investment securities held to maturity partially offset by a $15.2 million decrease in mortgage-backed securities held to maturity. The increase in total assets at June 30, 2006 was also partially due to an $8.0 million increase in the investment in BOLI.

The increase in net loans receivable was reflective of strong loan origination levels and the lower levels of loan prepayment activity due to rising interest rates. Loan sales in fiscal 2006 were $29.5 million, compared to $35.6 million in fiscal 2005, as originations of long term, fixed rate conforming balance loans were at reduced levels in fiscal 2006 when compared to fiscal 2005. Loan purchases in fiscal 2006 were $13.4 million. There were no loan purchases for the year ended June 30, 2005. The interest rate environment during the fiscal year allowed the Company to utilize available funds for the purchase of investment securities and the origination of loans at higher rates of return than would have been achieved by re-investing in mortgage-backed securities, as these securities rolled off during the fiscal year.

Liabilities. Deposits increased $75.1 million to $1.415 billion at June 30, 2006 from $1.339 billion at June 30, 2005. The increase was attributable to an increase in certificates of deposit of $74.5 million and an increase of $85.5 million in checking and money market accounts partially offset by a decrease of $85.1 million in savings accounts since June 30, 2005. The decrease in savings accounts since June 30, 2005 was attributable to a rise in short term interest rates, which has shifted temporarily "parked" savings account funds to higher yielding deposit alternatives. This shift in temporarily "parked" savings accounts has also led to a portion of the increase in checking and money market accounts, as these accounts are more liquid than certificates of deposit. At June 30, 2006, FHLB of New York advances and other borrowings totaled $705.7 million, reflecting a $182.2 million increase from $523.4 million at June 30, 2005. Throughout fiscal 2006, wholesale borrowings have been an alternate, lower costing source of funds when compared to the highly competitive pricing of retail deposits.

Stockholders'  Equity.  Stockholders'  equity at June 30,  2006  totaled  $123.4 million compared to $124.1 million at June 30, 2005. The change in equity reflects the repurchase of 626,300 shares of the Company's outstanding stock at an average price of $18.57 per share, the declaration of cash dividends and unrealized holding losses on investment securities available for sale, net of taxes, partially offset by the net income recorded for the year ended June 30, 2006 and the exercise of stock options, including the related tax effect.

Results of Operations

Comparison of Operating Results for the Years Ended June 30, 2006 and June 30, 2005

General. For the year ended June 30, 2006, net income was $13.4 million, or $1.00 per diluted share, compared to net income of $15.5 million, or $1.11 per diluted share, for the year ended June 30, 2005.

Interest and Dividend Income. Interest and dividend income for the year ended June 30, 2006 increased to $115.3 million from $104.7 million for the year ended June 30, 2005. In general, the increase in interest and dividend income reflects a higher level of interest-earning assets due to strong loan originations of one- to four-family residential and consumer loans and the lower levels of prepayments in the Company's loan and mortgage-backed securities portfolios during fiscal 2006. Average interest-earning assets were $2.096 billion for the year ended June 30, 2006, compared to $1.914 billion for the prior year. The average yield earned on interest-earning assets increased to 5.50% for the year ended June 30, 2006 from 5.47% for the year ended June 30, 2005, primarily reflective of the increase in the yield earned on consumer loans and investment securities.

Interest income on residential one- to four-family mortgage loans for the year ended June 30, 2006 increased $7.1 million when compared to the prior year. The increase in interest income on residential one- to four-family mortgage loans was due to an increase in the average balance of residential one- to four-family mortgage loans outstanding of $144.5 million to $1.227 billion for the year ended June 30, 2006, compared to $1.083 billion for the prior year, primarily as a result of strong loan origination levels and the lower levels of prepayments. Somewhat offsetting the increase in the average balance of residential one- to four-family mortgage loans was a decrease in the average yield earned on this loan portfolio to 5.25% for the year ended June 30, 2006 from 5.30% for the prior year period, reflecting the payoff or refinance of higher yielding loans and the origination of lower yielding loans over the last twelve months. At June 30, 2006, one- to four- family mortgage loans represented 77.6% of the total loan portfolio and 75.0% of interest income on loans for the fiscal year.

Interest income on commercial and multi-family real estate loans decreased $116,000 for the year ended June 30, 2006, when compared to the year ended June 30, 2005. The decrease in interest income on commercial and multi-family real estate loans was partially attributable to a decrease in the average outstanding balance on these loans. With loan payoffs exceeding loan originations, the average balance outstanding of commercial and multi-family real estate loans decreased $1.5 million for the year ended June 30, 2006, when compared to the year ended June 30, 2005. The average yield earned on this loan portfolio remained unchanged at 6.90% for fiscal 2006, compared to fiscal 2005.

Interest income on consumer loans increased $3.1 million for the year ended June 30, 2006, when compared to the year ended June 30, 2005. The increase in interest income on consumer loans for the year ended June 30, 2006 was partially attributable to an increase in the average outstanding balance of this loan portfolio of $43.6 million, when compared to the year ended

June 30, 2005, due primarily to higher origination levels and reduced prepayments. Also contributing to the increase in interest income on consumer loans for the year ended June 30, 2006 was an increase in the average yield earned on these loans to 5.83% from 5.38% for the prior year due to fourth quarter originations at higher market interest rates.

Interest income on investment securities and other interest-earning assets increased $1.4 million for the year ended June 30, 2006, when compared to the prior year. The increase in interest income on these securities was partially attributable to a $14.1 million increase in the average balance outstanding for the year ended June 30, 2006, when compared to the prior year, as available funds were utilized to purchase additional investment securities and due to the absence of callable securities being called before maturity as a result of the increase in interest rates. In addition, the increase in interest income on investment securities and other interest-earning assets was also partially attributable to an increase in the average yield earned on these securities to 5.59% for the year ended June 30, 2006, compared to 5.46% for the year ended June 30,2005.

Interest income on the mortgage-backed securities portfolio decreased $948,000 for the year ended June 30, 2006 compared to the prior year. The decrease in interest income on mortgage-backed securities for the year ended June 30, 2006 was partially due to a decrease in the average balance outstanding of $18.5 million for the year ended June 30, 2006, when compared to the prior year. In addition, the decrease in interest income on mortgage-backed securities was due to a slight decrease in the average yield earned on this portfolio to 5.10% for the year ended June 30, 2006 from 5.11% for the year ended June 30, 2005.

Interest Expense. Interest expense increased to $77.8 million for the year ended June 30, 2006 from $61.4 million for the year ended June 30, 2005. A significant rise in short term interest rates coupled with an increase in the average balance of deposits, FHLB of New York advances and other borrowings, were the primary factors responsible for the increase in interest expense for the year ended June 30, 2006, when compared to the year ended June 30, 2005. The average rate on deposits and borrowings was 3.84% for the year ended June 30, 2006, an increase from 3.33% for the year ended June 30, 2005. Total average deposits and borrowings increased $183.5 million for fiscal 2006, when compared to the prior year.

The average rate paid on deposits increased to 3.06% for the year ended June 30, 2006 from 2.42% for the year ended June 30, 2005, reflecting the effect of the rise in short term market interest rates and the highly competitive New Jersey market. Average deposit balances increased $109.1 million to $1.366 billion for the year ended June 30, 2006 from $1.257 billion for the prior year.

The average cost of FHLB of New York advances decreased to 5.65% for the year ended June 30, 2006 from 5.80% for the prior year, due to the addition of lower costing advances and the first quarter of fiscal 2006 prepayment of $35.0 million of advances that had an average rate of 5.95% and their replacement with $35.0 million of advances with an average rate of 4.20%. The average balance of FHLB of New York advances increased $14.9 million for the year ended June 30, 2006, when compared to the year ended June 30, 2005. To offset the slower loan prepayment cashflows and to take advantage of favorable rates on other borrowings as compared to rates on deposits, the average balance of other borrowings increased $59.5 million for the year ended June 30, 2006, when compared to the prior year. The average rate paid on other borrowings increased to 4.22% for the year ended June 30, 2006 from 2.80% for the year ended June 30, 2005, as a result of higher market interest rates. During fiscal 2006, the vast majority of other borrowings had maturities within one year; thus, the cost of these borrowings reflected the higher levels of short term interest rates experienced during the year, when compared to fiscal 2005.

Interest expense on junior subordinated debentures increased $610,000 for the year ended June 30, 2006, when compared to the prior year. The increase in interest expense was primarily due to an increase in the average cost of these borrowings to 8.69% for the year ended June 30, 2006 from 7.24% for the year ended June 30, 2005. The average balance of junior subordinated debentures increased $45,000 during the fiscal year ended June 30, 2006, when compared to the prior fiscal year.

Net Interest and Dividend Income. Net interest and dividend income before provision for loan losses for the year ended June 30, 2006 was $37.5 million compared to $43.3 million recorded in the prior year. Average net interest-earning assets decreased $1.2 million for the year ended June 30, 2006, when compared to the prior year. The net interest rate spread and net interest margin for fiscal 2006 were 1.66% and 1.79%, respectively, a decrease from 2.14% and 2.26% for the year ended June 30, 2005. The decline in the net interest margin during fiscal 2006 has been the result of the flattening yield curve, with longer term interest rates reflecting minimal movement but with continual increases in shorter term rates. As a result, the Company's deposit and borrowing costs continued to rise at a significantly faster pace than interest rates offered on real estate mortgage loans within the Company's lending market.

Provision for Loan Losses. There was no provision for loan losses recorded for the years ended June 30, 2006 and 2005, reflecting the Company's historically low levels of non-accruing loans and loan chargeoffs. Management believes that the allowance for loan losses at both dates was adequate to absorb probable losses on existing loans that may become uncollectible. The allowance for loan losses at June 30, 2006 was $5.9 million compared to $6.1 million at June 30, 2005. The allowance for loan losses as a percentage of non-accruing loans was 330.79% at June 30, 2006, compared to 231.00% at June 30, 2005. Non-accruing loans were $1.8 million at June 30, 2006 compared to $2.6 million at June 30, 2005. The allowance for loan losses as a percentage of total loans at June 30, 2006 was 0.35% compared to 0.41% at June 30, 2005, primarily due to the increase in the balance of the overall loan portfolio. See Item 7. Management's
Discussion and Analysis of Financial Condition and Results of Operations "-Critical Accounting Policies".

Non-Interest Income. For the year ended June 30, 2006, non-interest income was $7.5 million compared to $5.0 million for the prior year. The increase in non-interest income for fiscal 2006 was primarily due to an increase in fees and service charges when compared to the year ended June 30, 2005.

Fees and service charges for the year ended June 30, 2006 was $5.7 million, reflecting an increase of $2.6 million from the $3.1 million recorded for the prior year. This increase for fiscal 2006 was primarily due to a $2.7 million prepayment premium earned on the payoff of a large-balance commercial real estate loan.

During the year ended June 30, 2006, the net gain on sales of loans was $143,000 compared to $394,000 for the year ended June 30, 2005. Approximately $6.1 million of conforming, fixed rate one- to four-family residential mortgage loans were sold into the secondary market during the 2006 fiscal year. In addition, during the year ended June 30, 2006, the Company sold approximately $23.4 million of primarily fixed rate one- to four-family residential mortgage loans to other financial institutions. For the year ended June 30, 2005, there were $11.0 million and $24.6 million of such sales into the secondary market and to other financial institutions, respectively. The reduction in loan sales for the year ended June 30, 2006, when compared to the prior year, can be partially attributed to a reduction in the origination of longer term fixed rate products, as borrowers have shown increased interest in adjustable rate and bi-weekly loans, which are retained in portfolio.

Income on BOLI increased $277,000 to $967,000 for the year ended June 30, 2006 from $690,000 for the year ended June 30, 2005. The fiscal 2006 increase was primarily due to a $7.0 million additional BOLI purchase.

Non-Interest Expenses. Non-interest expenses for the year ended June 30, 2006 were $24.2 million, which was relatively unchanged from the $24.2 million recorded for the prior year. The Company's non-interest expenses as a percent of average assets decreased to 1.12% for the year ended June 30, 2006 from 1.22% for the prior year. Fiscal 2006 non-interest expenses included a $1.4 million prepayment penalty on certain FHLB of New York advances, a $169,000 increase in obligations under certain long-term benefit plans and $372,000 of accelerated depreciation expense for branch automation system software that is no longer used. The opening of a new branch in February 2005 also added to fiscal 2006 non-interest expenses. Fiscal 2005 non-interest expenses included $1.4 million of the amortization of intangible assets, which were fully amortized on March 31, 2005.

Income Tax Expense. Income tax expense for the year ended June 30, 2006 was $7.4 million compared to $8.7 million for the year ended June 30, 2005. The effective tax rate for the year ended June 30, 2006 was 35.6% compared to 35.9% for the prior year.

Comparison of Operating Results for the Years Ended June 30, 2005 and June 30, 2004

General. For the year ended June 30, 2005, net income was $15.5 million, or $1.11 per diluted share, compared to net income of $12.1 million, or $0.83 per diluted share, for the year ended June 30, 2004. As a result of additional Sarbanes-Oxley Section 404 ("SOX 404") compliance costs, the Company recorded approximately $300,000 (pretax) of costs associated with SOX 404 in fiscal 2005, including a $208,000 (pretax) charge during the fourth quarter of fiscal 2005. As a result of an environmental liability, as explained in Item 3. Legal Proceedings, the Company recorded a $298,000 (pretax) charge during the fourth quarter of fiscal 2004. Earnings per share amounts reflect the effect of the 100% stock dividend described in Item 8 - Financial Statements - Note N -
Stockholders' Equity and Regulatory Capital - of the Notes to Consolidated Financial Statements.

Interest and Dividend Income. Interest and dividend income for the year ended June 30, 2005 increased to $104.7 million from $96.3 million for the year ended June 30, 2004. In general, the increase in interest and dividend income reflects a higher level of interest-earning assets due to strong loan originations and the slowdown in prepayments in the Company's loan and mortgage-backed securities portfolios during fiscal 2005. The effect of the increase was slightly offset by a lower average yield earned on assets which was the result of prepayments of higher yielding loans and the origination of loans at lower market interest rates during the year ended June 30, 2005. Average interest-earning assets were $1.914 billion for the year ended June 30, 2005 compared to $1.739 billion for the prior year. The average yield earned on interest-earning assets decreased to 5.47% for the year ended June 30, 2005 from 5.54% for the year ended June 30, 2004.

Interest income on residential one- to four-family mortgage loans for the year ended June 30, 2005 increased $7.5 million when compared to the prior year. The increase in interest income on residential one- to four-family mortgage loans was due to an increase in the average balance of residential one- to four-family mortgage loans outstanding of $167.6 million for the year ended June 30, 2005, when compared to the prior year, as a result of strong loan origination levels and a slowdown in prepayments. Somewhat offsetting the increase in the average balance of residential one- to four-family mortgage loans was a decrease in the average yield earned on this loan portfolio to 5.30% for the year ended June 30, 2005 from 5.44% for the prior year period, reflecting the payoff or refinance of higher yielding loans and the origination of lower yielding loans over the year ended June 30, 2005. At June 30, 2005, one- to four- family mortgage loans represented 78.5% of the total loan portfolio and 75.6% of interest income on loans.

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

The average rate paid on deposits increased slightly to 2.42% for the year ended June 30, 2005 from 2.41% for the year ended June 30, 2004. Average deposit balances increased $151.1 million to $1.257 billion for the year ended June 30, 2005 from $1.106 billion for the prior year. The growth in deposits was partially reflective of the addition of the four new branches opened since September 2003 and the addition of wholesale certificates of deposit. In addition, deposit growth reflected the offering of attractive and competitive deposit products, which were promoted through various marketing strategies.

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

Provision for Loan Losses. There was no provision for loan losses recorded for the years ended June 30, 2005 and 2004, which was consistent with the maintenance of the Company's historically low levels of non-accruing loans and loan chargeoffs. Management believes that the allowance for loan losses at both dates was adequate to absorb probable losses on existing loans that may have become uncollectible. The allowance for loan losses at June 30, 2005 of $6.1 million was relatively unchanged from the $6.2 million at June 30, 2004. The allowance for loan losses as a percentage of non-accruing loans was 231.00% at June 30, 2005, compared to 286.39% at June 30, 2004. Non-accruing loans were $2.6 million at June 30, 2005 compared to $2.2 million at June 30, 2004. The allowance for loan losses as a percentage of total loans at June 30, 2005 was 0.41% compared to 0.48% at June 30, 2004, primarily due to the increase in the balance of the overall loan portfolio. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations "-Critical Accounting Policies".

Non-Interest Income. For the year ended June 30, 2005, non-interest income was $5.0 million compared to $6.4 million for the prior year. The decrease in non-interest income for fiscal 2005 was primarily due to decreases in fees and service charges and net gain on sales of loans when compared to the year ended June 30, 2004.

Fees and service charges for the year ended June 30, 2005 was $3.1 million compared to $4.2 million recorded for the prior year. The decline in fees and service charges for the year ended June 30, 2005 was primarily due to a decline in fees associated with various loan prepayments and/or modifications.

During the year ended June 30, 2005, the net gain on sales of loans was $394,000 compared to $759,000 for the year ended June 30, 2004. Approximately $11.0 million of conforming, fixed rate one- to four-family residential mortgage loans were sold into the secondary market during the 2005 fiscal year. In addition, during the year ended June 30, 2005, the Company sold approximately $24.6 million of fixed rate one- to four-family residential mortgage loans to other financial institutions. For the year ended June 30, 2004, there were $48.4 million and $39.0 million of such sales into the secondary market and to other financial institutions, respectively. Furthermore, during the year ended June 30, 2004, a $3.0 million commercial real estate loan participation was sold as a means to reduce the Company's credit exposure on a large commercial real estate loan relationship, realizing a net gain of approximately $183,000. The reduction in loan sales for the year ended June 30, 2005 was attributed to a reduction in the origination of longer-term fixed rate products, as borrowers showed increased interest in adjustable rate and bi-weekly loans, which were retained in portfolio.

Non-Interest Expenses. Non-interest expenses for the year ended June 30, 2005 were $24.2 million compared to $25.4 million for the prior year. The Company's non-interest expenses as a percent of average assets decreased to 1.22% for the year ended June 30, 2005 from 1.41% for the prior year. While fiscal 2005 expense levels reflected the end of costs associated with funding the Company's Employee Stock Ownership Plan ("ESOP"), expenses in fiscal 2005 included a much less expensive replacement benefit plan for the ESOP, increased advertising expense and costs associated with the four branches opened since September 2003. In addition, costs associated with regulatory burden, especially compliance with SOX 404, required significant additional expenditures and were expected to remain high into fiscal 2006. The opening of a new branch in February 2005 will also add to future non-interest expense, particularly in the net occupancy and advertising expense categories. For the year ended June 30, 2004, the Company recorded a $298,000 (pretax) non-recurring charge for an additional environmental accrual, as discussed in
Item 3. Legal Proceedings.

Income Tax Expense. Income tax expense for the year ended June 30, 2005 was $8.7 million compared to $6.5 million for the year ended June 30, 2004. The effective tax rate for the year ended June 30, 2005 was 35.9% compared to 35.2% for the prior year. The higher effective tax rate in fiscal 2005 was primarily due to adjustment in the first quarter of fiscal 2005 in valuation allowances established against state deferred tax assets.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, and borrowings from the FHLB of New York. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are more influenced by interest rates, general economic conditions and competition. The Company sets rates on deposit products for selected terms and, when necessary, has supplemented deposits with longer-term or less expensive alternative sources of funds.

The Bank maintains appropriate levels of liquid assets. The Company's most liquid assets are cash and cash equivalents, U.S. government agency securities and mortgage-backed securities. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period.

In the event that the Company should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of FHLB of New York advances and reverse repurchase agreements. In addition, the Company may access funds, if necessary, through the use of a $100.0 million overnight repricing line of credit and a $100.0 million variable rate one-month overnight repricing line of credit from the FHLB of New York, both of which expire in July 2006. The Company expects to renew these lines of credit after expiration on an annual basis. Furthermore, the Company has $120.0 million of overnight variable repricing lines of credit available from other correspondent banks. The Company also has a $12.0 million unsecured revolving line of credit. The Company uses its liquid resources principally to fund maturing certificates of deposit and deposit withdrawals, to purchase loans and securities, to fund existing and future loan commitments, and to meet operating expenses. At June 30, 2006, the Company had outstanding commitments to extend credit which amounted to $121.0 million (including $90.7 million in available lines of credit). The actual extension of credit would result in a use of liquidity. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs. Future liquidity requirements are not expected to be significantly different from historical experience.

During fiscal 2006, the Company's cash inflows included $29.8 million of proceeds from the sale of loans, a $74.9 million increase in deposits (net of accrued interest payable), a $332.2 million increase in FHLB of New York advances and other borrowings, including short term borrowings, and principal repayments of loans and mortgage-backed securities. During the year ended June 30, 2006, the cash provided was used to repay $150.0 million of maturing FHLB of New York advances and other borrowings and to fund investing activities, which included the origination and purchase of loans, the purchase of $35.0 million of investment securities, the purchase of $5.3 million of FHLB of New York stock and the funding of a $7.0 million investment in BOLI. In addition, the cash provided was used to repurchase $10.6 million of outstanding common shares, net of reissuances, and to pay cash dividends of $3.6 million.

The Company's cash inflows for the year ended June 30, 2005 included $36.0 million of proceeds from the sale of loans, $44.7 million of proceeds from maturities of investment securities, principal repayments of loans and mortgage-backed securities, a $151.4 million increase in deposits (net of accrued interest payable) and a $48.6 million increase in other borrowings, including short term borrowings. During the year ended June 30, 2005, the cash provided was used to fund investing activities, which included the origination of loans, the purchase of $30.2 million of investment securities and to fund a $10.0 million investment in BOLI. In addition, the cash provided was used to repay $60.0 million of maturing FHLB of New York advances and other borrowings, to repurchase $9.9 million of outstanding common shares, net of reissuances, and to pay cash dividends of $2.9 million.

During the year ended June 30, 2004, the Company's cash inflows included $91.4 million of proceeds from the sale of loans, $96.3 million of proceeds from maturities of investment securities, principal repayments of loans and mortgage-backed securities and a $93.6 million increase in deposits (net of accrued interest payable). Additionally, the Company's cash inflows for the year ended June 30, 2004 included a $52.1 million increase in other borrowings, including short term borrowings. During fiscal 2004, the cash provided was used to fund investing activities, which included the origination and purchase of loans and the purchase of $232.2 million of investment and mortgage-backed securities, as well as for the repayment of $48.4 million of FHLB of New York advances and other borrowings. Additionally, during the year ended June 30, 2004, the cash provided was used to fund a $12.0 million investment in BOLI, to repurchase $11.0 million of outstanding common shares, net of reissuances, and to pay cash dividends of $2.7 million.

Total dividends paid for the years ended June 30, 2006, 2005 and 2004 were $0.28 per share, $0.22 per share and $0.20 per share, respectively. The declaration and payment of dividends are subject to, among other things, PennFed's financial condition and results of operations, regulatory capital requirements, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors.

Off-Balance Sheet Arrangements and Contractual Obligations

In the normal course of operation, the Company engages in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in the consolidated financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate and liquidity risk or to optimize capital. Customer transactions are used to manage customers' requests for funding. These financial instruments and commitments include unused consumer lines of credit and commitments to extend credit and are discussed in Item 8 - Financial Statements - Note M - of the Notes to Consolidated Financial Statements.

The following table shows the contractual obligations of the Company by expected payment period as of June 30, 2006 (in thousands). Further discussion of these commitments is included in Item 8 - Financial Statements - Notes I and M - of the Notes to Consolidated Financial Statements.


                                            Less than     1 Year       3 Years     More than
Contractual obligations:         Total      One Year    to 3 Years   to 5 Years     5 Years
                              ---------------------------------------------------------------
  Debt obligations .........  $   794,575  $   148,244  $   185,817  $   323,264  $   137,250
  Operating lease and other
     contractual obligations        5,916        1,179        2,034          764        1,939
                              ---------------------------------------------------------------
                              $   800,491  $   149,423  $   187,851  $   324,028  $   139,189
                              ===============================================================

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
PennFed Financial Services, Inc. and Subsidiaries


We have audited the accompanying consolidated statements of financial condition of PennFed Financial Services, Inc. and Subsidiaries (the "Company") as of June 30, 2006 and 2005, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PennFed Financial Services, Inc. and Subsidiaries as of June 30, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

We also have  audited,  in accordance  with the standards of the Public  Company
Accounting Oversight Board (United States), the effectiveness of PennFed Financial Services, Inc. and Subsidiaries' internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated September 11, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.




/s/ KPMG LLP
Short Hills, New Jersey
September 11, 2006

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
PennFed Financial Services, Inc. and Subsidiaries
West Orange, New Jersey


We have audited the accompanying consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the year ended June 30, 2004 of PennFed Financial Services, Inc. and Subsidiaries (the "Company"). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of PennFed Financial Services, Inc. and Subsidiaries for the year ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

As  discussed  in  Note  U  to  the  consolidated   financial  statements,   the
consolidated statements of cash flows for the year ended June 30, 2004 has been restated.




 /s/ Deloitte & Touche LLP
 Parsippany, New Jersey
 August 27, 2004
(September 12, 2005 as to Note U)

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders
PennFed Financial Services, Inc. and Subsidiaries



We have audited management's assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that PennFed Financial Services, Inc. and Subsidiaries (the "Company") maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management of the Company is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that PennFed Financial Services, Inc. and Subsidiaries maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, PennFed Financial Services, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of PennFed Financial Services, Inc. and Subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the years then ended, and our report dated September 11, 2006 expressed an unqualified opinion on those consolidated financial statements.




/s/ KPMG LLP
Short Hills, New Jersey
September 11, 2006

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2006, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control--Integrated Framework. Based on our assessment we concluded that, as of June 30, 2006, the Company's internal control over financial reporting is effective based on those criteria.

The Company's independent registered public accounting firm that audited the June 30, 2006 consolidated financial statements has issued a report on our assessment of, and the effective operation of, the Company's internal control over financial reporting as of June 30, 2006. This report appears on page 48.




/s/ Joseph L. LaMonica              /s/ Claire M. Chadwick
Joseph L. LaMonica                  Claire M. Chadwick
President and                       Senior Executive Vice President and
Chief Executive Officer             Chief Financial Officer




September 11, 2006

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                 Consolidated Statements of Financial Condition

                                                                                              June 30,
                                                                                     ------------------------
                                                                                         2006         2005
                                                                                     ------------------------
                                                                                      (Dollars in thousands)
Assets
Cash and cash equivalents .........................................................  $    16,614   $   15,220
Investment securities available for sale, at market value, amortized cost of
    $5,053 and $4,849 at June 30, 2006 and 2005 ...................................        4,936        5,011
Investment securities held to maturity, at amortized cost, market value of
    $420,663 and $406,726 at June 30, 2006 and 2005 ...............................      440,360      405,498
Mortgage-backed securities held to maturity, at amortized cost, market value of
    $60,893 and $79,109 at June 30, 2006 and 2005 .................................       62,963       78,201
Loans held for sale ...............................................................          217        4,826
Loans receivable, net of allowance for loan losses of
    $5,888 and $6,050 at June 30, 2006 and 2005 ...................................    1,684,007    1,460,654
Premises and equipment, net .......................................................       20,415       20,903
Federal Home Loan Bank of New York stock, at cost .................................       27,714       22,391
Accrued interest receivable, net ..................................................       11,145        9,808
Bank owned life insurance ("BOLI") ................................................       31,168       23,202
Other assets ......................................................................        6,971        4,837
                                                                                     ------------------------
                                                                                     $ 2,306,510   $2,050,551
                                                                                     ========================
Liabilities and Stockholders' Equity
Liabilities:
    Deposits ......................................................................  $ 1,414,588   $1,339,491
    Federal Home Loan Bank of New York advances ...................................      465,465      415,465
    Other borrowings ..............................................................      240,193      107,952
    Junior Subordinated Deferrable Interest Debentures,
        net of unamortized issuance expenses of  $1,174 and $1,218 at June 30, 2006
        and 2005 ..................................................................       42,126       42,082
    Mortgage escrow funds .........................................................       11,877       10,398
    Accounts payable and other liabilities ........................................        8,840       11,109
                                                                                     ------------------------
    Total liabilities .............................................................    2,183,089    1,926,497
                                                                                     ------------------------

Commitments and Contingencies
Stockholders' Equity:
    Serial preferred stock, $.01 par value,
        7,000,000 shares authorized, no shares issued .............................           --           --
    Common stock, $.01 par value, 15,000,000 shares authorized, 12,864,047 and
        13,280,038 shares issued and outstanding at June 30, 2006 and 2005 ........          129          133
    Additional paid-in capital ....................................................       38,325       39,092
    Retained earnings .............................................................       85,036       84,734
    Accumulated other comprehensive income (loss), net of taxes ...................          (69)          95
                                                                                     ------------------------
    Total stockholders' equity ....................................................      123,421      124,054
                                                                                     ------------------------
                                                                                     $ 2,306,510   $2,050,551
                                                                                     ========================

See notes to consolidated financial statements.

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                        Consolidated Statements of Income

                                                                   For the years ended June 30,
                                                          ------------------------------------------------
                                                                  2006              2005              2004
                                                          ------------------------------------------------
                                                          (Dollars in thousands, except per share amounts)
Interest and Dividend Income:
  Interest and fees on loans ........................     $     85,922      $     75,830      $     68,213
  Interest on federal funds sold ....................               --                --               178
  Interest and dividends on investment securities ...           25,794            24,384            22,816
  Interest on mortgage-backed securities ............            3,560             4,508             5,069
                                                          ------------------------------------------------
                                                               115,276           104,722            96,276
                                                          ------------------------------------------------
Interest Expense:
  Deposits ..........................................           41,766            30,356            26,634
  Borrowed funds ....................................           32,359            27,981            29,342
  Junior subordinated deferrable interest debentures             3,657             3,047             2,698
                                                          ------------------------------------------------
                                                                77,782            61,384            58,674
                                                          ------------------------------------------------
Net Interest and Dividend Income Before
  Provision for Loan Losses .........................           37,494            43,338            37,602
Provision for Loan Losses ...........................               --                --                --
                                                          ------------------------------------------------
Net Interest and Dividend Income After
  Provision for Loan Losses .........................           37,494            43,338            37,602
                                                          ------------------------------------------------
Non-Interest Income:
  Fees and service charges ..........................            5,670             3,096             4,175
  Income on BOLI ....................................              966               690               512
  Net gain on sales of loans ........................              143               394               759
  Net gain (loss) from real estate operations .......               (6)              156                58
  Other .............................................              740               660               925
                                                          ------------------------------------------------
                                                                 7,513             4,996             6,429
                                                          ------------------------------------------------
Non-Interest Expenses:
  Compensation and employee benefits ................           12,202            12,263            14,593
  Equipment .........................................            2,573             2,140             2,057
  Net occupancy expense .............................            2,426             2,319             1,894
  Extinguishment of debt ............................            1,351                --                --
  Advertising .......................................              637               719               390
  Federal deposit insurance premium .................              175               172               168
  Amortization of intangible assets .................               --             1,361             1,816
  Other .............................................            4,834             5,197             4,512
                                                          ------------------------------------------------
                                                                24,198            24,171            25,430
                                                          ------------------------------------------------
Income Before Income Taxes ..........................           20,809            24,163            18,601
Income Tax Expense ..................................            7,411             8,669             6,543
                                                          ------------------------------------------------
Net Income ..........................................     $     13,398      $     15,494      $     12,058
                                                          ================================================

Weighted average number of common shares outstanding:
  Basic .............................................       13,053,853        13,612,502        13,548,796
                                                          ================================================
  Diluted ...........................................       13,451,005        14,010,684        14,449,170
                                                          ================================================
Net income per common share:
  Basic .............................................     $       1.03      $       1.14      $       0.89
                                                          ================================================
  Diluted ...........................................     $       1.00      $       1.11      $       0.83
                                                          ================================================

See notes to consolidated financial statements.

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                 Consolidated Statements of Comprehensive Income

                                                                     For the years ended June 30,
                                                                 ------------------------------------
                                                                    2006          2005          2004
                                                                 ------------------------------------
                                                                            (In thousands)
Net income .................................................     $ 13,398      $ 15,494      $ 12,058
Other comprehensive income (loss), net of tax:
   Unrealized holding gains (losses) arising during period
     on investment securities available for sale, net of tax         (164)           67          (149)
                                                                 ------------------------------------
Comprehensive income .......................................     $ 13,234      $ 15,561      $ 11,909
                                                                 ====================================

See notes to consolidated financial statements.

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                           Consolidated Statements of
                         Changes in Stockholders' Equity
                For the Years Ended June 30, 2006, 2005 and 2004

                                                                                       Employee
                                           Serial                    Additional          Stock
                                         Preferred        Common      Paid-In          Ownership         Retained
                                           Stock          Stock       Capital            Plan            Earnings
                                        -------------------------------------------------------------------------
                                                     (Dollars in thousands, except per share amounts)
Balance at June 30, 2003 ............   $        --   $        60   $    63,025   $         (644)  $      127,461
Allocation of Employee Stock
    Ownership Plan ("ESOP") stock ...                                                        644
ESOP adjustment .....................                                     2,659
Purchase of 792,200 shares
    of treasury stock ...............
Issuance of 692,202 shares
    of treasury stock for options
    exercised and Dividend
    Reinvestment Plan ("DRP") .......                                    (3,309)                              (40)
Cash dividends of $ 0.20 per
    common share ....................                                                                      (2,650)
Unrealized holding losses
    on investment securities
    available for sale, net of income
    taxes of $(77) ..................
Reclassification of treasury shares .                         (51)      (25,509)                          (55,333)
Net income for the year ended
    June 30, 2004 ...................                                                                      12,058
                                        -------------------------------------------------------------------------
Balance at June 30, 2004 ............            --             9        36,866               --           81,496
Repurchase of 731,800
    outstanding shares ..............                          (6)       (1,823)                           (9,451)
Issuance of 435,778 shares of
    stock for options exercised
    and DRP .........................                           2         1,087                               247
Tax benefit from stock option plan ..                                     2,962
Cash dividends of $0.22 per
    common share ....................                                                                      (2,924)
Unrealized holding gains on
    investment securities available
    for sale, net of income taxes
    of $46 ..........................
Two-for-one split in the
    form of a 100% stock dividend ...                         128                                            (128)
Net income for the year ended
    June 30, 2005 ...................                                                                      15,494
                                        -------------------------------------------------------------------------
Balance at June 30, 2005 ............            --           133        39,092               --           84,734
Repurchase of 626,300
    outstanding shares ..............                          (6)       (1,560)                          (10,067)
Issuance of 210,309 shares
    of stock for options
    exercised and DRP ...............                           2           524                               546
Tax benefit from stock option plan ..                                       269
Cash dividends of $0.28 per
    common share ....................                                                                      (3,575)
Unrealized holding losses on
    investment securities available
    for sale, net of income taxes of
    $(114) ..........................
Net income for the year ended
    June 30, 2006 ...................                                                                      13,398
                                        -------------------------------------------------------------------------
Balance at June 30, 2006 ............   $        --   $       129   $    38,325   $           --   $       85,036
                                        =========================================================================



                                          Accumulated
                                             Other
                                         Comprehensive          Treasury
                                         Income (Loss)            Stock             Total
                                        -------------------------------------------------
                                         (Dollars in thousands, except per share amounts)
Balance at June 30, 2003 ............   $          177    $      (73,244)  $      116,835
Allocation of Employee Stock
    Ownership Plan ("ESOP") stock ...                                                 644
ESOP adjustment .....................                                               2,659
Purchase of 792,200 shares
    of treasury stock ...............                            (12,908)         (12,908)
Issuance of 692,202 shares
    of treasury stock for options
    exercised and Dividend
    Reinvestment Plan ("DRP") .......                              5,259            1,910
Cash dividends of $ 0.20 per
    common share ....................                                              (2,650)
Unrealized holding losses
    on investment securities
    available for sale, net of income
    taxes of $(77) ..................             (149)                              (149)
Reclassification of treasury shares .                             80,893               --
Net income for the year ended
    June 30, 2004 ...................                                              12,058
                                        -------------------------------------------------
Balance at June 30, 2004 ............               28                --          118,399
Repurchase of 731,800
    outstanding shares ..............                                             (11,280)
Issuance of 435,778 shares of
    stock for options exercised
    and DRP .........................                                               1,336
Tax benefit from stock option plan ..                                               2,962
Cash dividends of $0.22 per
    common share ....................                                              (2,924)
Unrealized holding gains on
    investment securities available
    for sale, net of income taxes
    of $46 ..........................               67                                 67
Two-for-one split in the
    form of a 100% stock dividend ...                                                  --
Net income for the year ended
    June 30, 2005 ...................                                              15,494
                                        -------------------------------------------------
Balance at June 30, 2005 ............               95                --          124,054
Repurchase of 626,300
    outstanding shares ..............                                             (11,633)
Issuance of 210,309 shares
    of stock for options
    exercised and DRP ...............                                               1,072
Tax benefit from stock option plan ..                                                 269
Cash dividends of $0.28 per
    common share ....................                                              (3,575)
Unrealized holding losses on
    investment securities available
    for sale, net of income taxes of
    $(114) ..........................             (164)                              (164)
Net income for the year ended
    June 30, 2006 ...................                                              13,398
                                        -------------------------------------------------
Balance at June 30, 2006 ............   $          (69)   $           --   $      123,421
                                        =================================================


See notes to consolidated financial statements.

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                      Consolidated Statements of Cash Flows

                                                                                          For the years ended June 30,
                                                                                       -----------------------------------
                                                                                          2006         2005         2004
                                                                                                                  (Note U)
                                                                                       -----------------------------------
                                                                                                  (In thousands)
Cash Flows from Operating Activities:
   Net income ......................................................................   $  13,398    $  15,494    $  12,058
   Adjustments to reconcile net income to net cash provided by operating activities:
   Net gain on sales of loans ......................................................        (143)        (394)        (759)
   Proceeds from sales of loans originated for sale ................................       6,224       11,154       48,667
   Originations of loans held for sale .............................................      (5,420)     (12,051)     (42,266)
   Net (gain) loss on sales of real estate owned ...................................           4         (158)         (57)
   Amortization of investment and mortgage-backed securities premium, net ..........         295          249          503
   Depreciation and amortization ...................................................       2,169        1,920        1,733
   Amortization of cost of stock plans .............................................          --           --        3,304
   Amortization of intangible assets ...............................................          --        1,361        1,816
   Amortization of premiums on loans and loan fees .................................       1,912        1,824        2,878
   Amortization of junior subordinated debentures issuance costs ...................          44           45           38
   Income on BOLI ..................................................................        (966)        (690)        (512)
   Increase in deferred income tax liability .......................................         731        1,219          163
   (Increase) decrease in accrued interest receivable, net of accrued
     interest payable ..............................................................      (1,117)         329       (1,627)
   (Increase) decrease in other assets .............................................        (449)         527         (590)
   Increase (decrease) in accounts payable and other liabilities ...................      (4,570)         644       (8,611)
   Increase (decrease) in mortgage escrow funds ....................................       1,479          659         (752)
   Other, net ......................................................................          --           --            6
                                                                                       -----------------------------------
   Net cash provided by operating activities .......................................      13,591       22,132       15,992
                                                                                       -----------------------------------

Cash Flows From Investing Activities:
   Proceeds from maturities of investment securities held to maturity ..............          --       44,652       96,275
   Purchases of investment securities held to maturity .............................     (34,977)     (30,000)    (177,140)
   Purchases of investment securities available for sale ...........................        (203)        (177)        (205)
   Proceeds from principal repayments of mortgage-backed securities held to maturity      15,058       21,739       47,976
   Purchases of mortgage-backed securities .........................................          --           --      (54,823)
   Net outflow from loan originations net of principal repayments of loans .........    (231,918)    (203,896)     (56,769)
   Proceeds from loans sold ........................................................      23,531       24,883       42,729
   Purchases of loans ..............................................................     (13,407)          --      (53,034)
   Purchases of premises and equipment .............................................      (1,681)      (1,133)      (2,326)
   Net inflow from real estate owned activity ......................................         473          630           84
   Purchases of BOLI ...............................................................      (7,000)     (10,000)     (12,000)
   (Purchases) redemptions of Federal Home Loan Bank of New York stock .............      (5,323)       1,382        1,450
                                                                                       -----------------------------------
   Net cash used in investing activities ...........................................    (255,447)    (151,920)    (167,783)
                                                                                       -----------------------------------

Cash Flows From Financing Activities:
   Net increase in deposits ........................................................      74,876      151,449       93,550
   Proceeds from advances from the Federal Home Loan Bank of New York
     and other borrowings ..........................................................     185,000       29,475       24,986
   Repayment of advances from the Federal Home Loan Bank of
     New York and other borrowings .................................................    (150,000)     (60,000)     (48,350)
   Increase in other short term borrowings .........................................     147,241       19,131       27,066
   Cash dividends paid .............................................................      (3,575)      (2,924)      (2,650)
   Repurchases of outstanding shares, net of reissuances ...........................     (10,561)      (9,944)     (10,998)
   Tax benefit related to stock options ............................................         269        2,962           --
                                                                                       -----------------------------------
   Net cash provided by financing activities .......................................     243,250      130,149       83,604
                                                                                       -----------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents ...............................       1,394          361      (68,187)
Cash and Cash Equivalents, Beginning of Year .......................................      15,220       14,859       83,046
                                                                                       -----------------------------------
Cash and Cash Equivalents, End of Year .............................................   $  16,614    $  15,220    $  14,859
                                                                                       ===================================

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the year for:
   Interest ........................................................................   $  77,333    $  61,510    $  59,335
                                                                                       ===================================
   Income taxes ....................................................................   $   8,536    $   3,649    $   7,105
                                                                                       ===================================
Supplemental Schedule of Non-Cash Activities:
   Transfer of loans receivable to loans held for sale, at lower of cost or market .   $  19,583    $  28,417    $  33,876
                                                                                       ===================================
   Transfer of loans receivable to real estate owned, net ..........................   $     477    $     472    $      --
                                                                                       ===================================

See notes to consolidated financial statements.

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
                   Notes to Consolidated Financial Statements

                    Years Ended June 30, 2006, 2005 and 2004

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

The Company classifies investment securities and mortgage-backed securities as either held to maturity or available for sale. Investment securities and mortgage-backed securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, since the Company has both the ability and intent to hold the securities to maturity. Investments available for sale are carried at market value with unrealized gains and losses excluded from earnings and reported as accumulated other comprehensive income (loss) in stockholders' equity. Realized and unrealized gains and losses are accounted for on a specific identification method. Held to maturity and available for sale securities are periodically reviewed for impairment. The review considers the length of time the market value has been below cost, the expectation for the security's performance, the credit worthiness of the issuer and the Company's ability and intent to hold the security. A decline that is considered to be other than temporary is recorded as a loss within other non-interest expenses in the Consolidated Statements of Income.

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

Allowance for Loan Losses -- The allowance for loan losses is established through charges to income. Loan losses are charged against the allowance for loan losses when management believes that the recovery of principal is unlikely. If, as a result of loans charged off or increases in the size or risk characteristics of the loan portfolio, the allowance is below the level considered by management to be adequate to absorb probable loan losses on existing loans, the provision for loan losses is increased to the level considered necessary to provide an adequate allowance. The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluations of the collectibility of the loans. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrowers' ability to pay. Economic conditions may result in the necessity to change the allowance in order to react to deteriorating financial conditions of the Company's borrowers. As a result, additional provisions on existing loans may be required in the future if borrowers' financial conditions deteriorate or if real estate values decline.

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

Stock Dividend - All share information has been adjusted to reflect a two-for-one stock split in the form of a 100% stock dividend paid on October 29, 2004. For further information, refer to Note N - Stockholders' Equity and Regulatory Capital.

Reclassifications - Certain reclassifications have been made to prior years' financial statements to conform with current year's presentation.

Recently Adopted Accounting Standards - Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets" ("SFAS 153"), which amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions." SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS 153 did not have an impact on the Company's consolidated financial condition, results of operations or cash flows.

Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost is recognized as an expense over the period during which the employee is required to provide service in exchange for the award, which is usually the vesting period. As a result of SFAS 123R, the Company will recognize the grant-date fair value of options as compensation expense over the applicable vesting period. This accounting treatment differs significantly from the previous accounting for fixed stock options under APB Opinion No. 25, which generally required expense recognition only when the exercise price of the option was less than the market price of the underlying stock on the grant date. As required by SFAS 123R, the Company will estimate the fair value of stock options on each grant date, using an appropriate valuation approach such as the Black-Scholes option pricing model. The adoption of SFAS 123R did not have an impact on the Company's consolidated financial condition, results of operations or cash flows.

B. Branch Acquisitions

In 1995, the Bank acquired the deposit liabilities and certain of the assets and other liabilities of three branch offices of another financial institution. The Bank recorded a total deposit premium intangible asset of $18,141,000 in connection with the acquisition. For the years ended June 30, 2005 and 2004, amortization of the deposit premium intangible of $1,361,000 and $1,814,000 was recorded, respectively. The deposit premium intangible was fully amortized by June 30, 2005.

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

C. Investment Securities

                                                      Gross         Gross        Estimated
                                      Amortized    Unrealized    Unrealized     Fair Market
                                        Cost          Gains        Losses          Value
                                     ------------------------------------------------------
                                                       (In thousands)
June 30, 2006
Available for Sale:
Equity securities ................   $     5,053   $        --   $      (117)   $     4,936
                                     ======================================================
Held to Maturity:
U.S. government agency obligations   $   406,470   $        --   $   (19,849)   $   386,621
Corporate bonds ..................         1,018           126            --          1,144
Trust preferred securities .......        32,872           282          (256)        32,898
                                     ------------------------------------------------------
    Total held to maturity .......   $   440,360   $       408   $   (20,105)   $   420,663
                                     ======================================================

June 30, 2005
Available for Sale:
Equity securities ................   $     4,849   $       162   $        --    $     5,011
                                     ======================================================
Held to Maturity:
U.S. government agency obligations   $   371,487   $       255   $      (472)   $   371,270
Corporate bonds ..................         1,022           214            --          1,236
Trust preferred securities .......        32,989         1,233            (2)        34,220
                                     ------------------------------------------------------
    Total held to maturity .......   $   405,498   $     1,702   $      (474)   $   406,726
                                     ======================================================

The amortized cost and estimated fair market value of investment securities held to maturity at June 30, 2006, by contractual maturity, are shown below. The expected maturity may differ from the contractual maturity because issuers may have the right to call obligations. Available for sale securities have been excluded from the table as they are equity securities.

                                                         June 30, 2006
                                                 ---------------------------
                                                                 Estimated
                                                  Amortized     Fair Market
                                                     Cost          Value
                                                 ---------------------------
                                                       (In thousands)
Held to Maturity:
Maturing after one year but within five years    $     11,014   $     10,641
Maturing after five years but within ten years         76,850         74,180
Maturing after ten years .....................        352,496        335,842
                                                 ---------------------------
    Total held to maturity ...................   $    440,360   $    420,663
                                                 ===========================

At June 30, 2006 and 2005, investment securities with a carrying value of $243,690,000 and $189,814,000, respectively, were pledged to secure Federal Home Loan Bank of New York advances and other borrowings.

There were no sales of investment securities for the years ended June 30, 2006, 2005 and 2004.

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

                                                                    June 30, 2006
                                -----------------------------------------------------------------------------------
                                   Less than 12 months            12 months or more                 Total
                                -----------------------------------------------------------------------------------
                                     Market    Unrealized         Market    Unrealized         Market    Unrealized
                                     Value       Losses           Value       Losses           Value       Losses
                                -----------------------------------------------------------------------------------
                                                                  (In thousands)
Available for Sale:
   Equity Securities ........   $     4,936   $      (117)   $        --   $        --    $     4,936   $      (117)
                                ===================================================================================
Held to Maturity:
   U.S. Government agency
   obligations ..............   $   291,319   $   (13,248)   $    95,302   $    (6,601)   $   386,621   $   (19,849)
   Trust preferred securities         6,458          (239)         1,061           (17)         7,519          (256)
                                -----------------------------------------------------------------------------------
        Total ...............   $   297,777   $   (13,487)   $    96,363   $    (6,618)   $   394,140   $   (20,105)
                                ===================================================================================

                                                                    June 30, 2005
                                -----------------------------------------------------------------------------------
                                   Less than 12 months           12 months or more                Total
                                -----------------------------------------------------------------------------------
                                     Market    Unrealized         Market    Unrealized         Market    Unrealized
                                     Value       Losses           Value       Losses           Value       Losses
                                -----------------------------------------------------------------------------------
                                                                 (In thousands)
Held to Maturity:
   U.S. Government agency
   obligations ..............   $        --   $        --    $   101,428   $      (472)   $   101,428   $      (472)
   Trust preferred securities            --            --          1,080            (2)         1,080            (2)
                                -----------------------------------------------------------------------------------
        Total ...............   $        --   $        --    $   102,508   $      (474)   $   102,508   $      (474)
                                ===================================================================================

At June 30, 2006 and 2005, the majority of the unrealized losses in the investment portfolio were comprised of securities issued by U.S. Government sponsored agencies. The Company believes the unrealized losses represent temporary declines in value and that the market value movements in these securities are reflective of the movement in market interest rates, particularly given the negligible inherent credit risk for these securities. The unrealized losses on equity securities and trust preferred securities also represent temporary declines in value and are reflective of the movement in market interest rates, as there has not been any deterioration in the credit quality of the issuers of these securities. All investment securities are performing and are expected to continue to perform in accordance with their respective contractual terms and conditions.

D. Mortgage-Backed Securities

                                                                  Gross         Gross        Estimated
                                                  Amortized    Unrealized    Unrealized     Fair Market
                                                    Cost          Gains        Losses          Value
                                                 ------------------------------------------------------
                                                                    (In thousands)
June 30, 2006
Ginnie Mae ...................................   $        55   $         3   $        --    $        58
Freddie Mac ..................................        28,384            83        (1,089)        27,378
Fannie Mae ...................................        34,511            72        (1,139)        33,444
Collateralized Mortgage Obligations/REMICs/IOs            13            --            --             13
                                                 ------------------------------------------------------
    Total mortgage-backed securities .........   $    62,963   $       158   $    (2,228)   $    60,893
                                                 ======================================================













                                                                  Gross         Gross        Estimated
                                                  Amortized    Unrealized    Unrealized     Fair Market
                                                    Cost          Gains        Losses          Value
                                                 ------------------------------------------------------
                                                                     (In thousands)
June 30, 2005
Ginnie Mae ...................................   $       151   $        12   $        --    $       163
Freddie Mac ..................................        35,232           391           (42)        35,581
Fannie Mae ...................................        42,657           615           (68)        43,204
Collateralized Mortgage Obligations/REMICs/IOs           161            --            --            161
                                                 ------------------------------------------------------
    Total mortgage-backed securities .........   $    78,201   $     1,018   $      (110)   $    79,109
                                                 ======================================================

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

The amortized cost and estimated fair market value of mortgage-backed securities held to maturity at June 30, 2006, by contractual maturity, are shown below.

                                                            June 30, 2006
                                                       -------------------------
                                                                      Estimated
                                                        Amortized    Fair Market
                                                          Cost          Value
                                                       -------------------------
                                                             (In thousands)
Maturing within one year ...........................   $         3   $         3
Maturing after one year but within five years ......         2,587         2,624
Maturing after five years but within ten years .....           797           809
Maturing after ten years ...........................        59,576        57,457
                                                       -------------------------
                                                       $    62,963   $    60,893
                                                       =========================

There were no sales of mortgage-backed securities in the years ended June 30, 2006, 2005 and 2004.

The carrying value of mortgage-backed securities pledged were as follows:

                                                                   June 30,
                                                             -------------------
                                                                2006        2005
                                                             -------------------
                                                                (In thousands)
Pledged to secure:
   Federal Home Loan Bank of New York advances .........     $28,585     $29,561
   Other borrowings ....................................      23,324      15,154
   Public funds on deposit .............................         979         361
                                                             -------------------
                                                             $52,888     $45,076
                                                             ===================

The following tables provide gross unrealized losses and market value for mortgage-backed securities, aggregated by issuer and the length of time the individual mortgage-backed securities have been in a continuous unrealized loss position.

                                                       June 30, 2006
                      -----------------------------------------------------------------------------------
                         Less than 12 months           12 months or more                Total
                      -----------------------------------------------------------------------------------
                           Market    Unrealized         Market    Unrealized         Market    Unrealized
                           Value       Losses           Value       Losses           Value       Losses
                      -----------------------------------------------------------------------------------
                                                        (In thousands)
Freddie Mac .......   $       490   $        (5)   $    19,779   $    (1,084)   $    20,269   $    (1,089)
Fannie Mae ........        21,966          (782)         5,862          (357)        27,828        (1,139)
                      -----------------------------------------------------------------------------------
    Total .........   $    22,456   $      (787)   $    25,641   $    (1,441)   $    48,097   $    (2,228)
                      ===================================================================================


                                                        June 30, 2005
                      -----------------------------------------------------------------------------------
                         Less than 12 months           12 months or more                Total
                      -----------------------------------------------------------------------------------
                           Market    Unrealized         Market    Unrealized         Market    Unrealized
                           Value       Losses           Value       Losses           Value       Losses
                      -----------------------------------------------------------------------------------
                                                        (In thousands)
Freddie Mac .......   $        --   $        --    $    24,443   $       (42)   $    24,443   $       (42)
Fannie Mae ........            --            --          7,363           (68)         7,363           (68)
                      -----------------------------------------------------------------------------------
    Total .........   $        --   $        --    $    31,806   $      (110)   $    31,806   $      (110)
                      ===================================================================================

At June 30, 2006 and 2005, mortgage-backed securities issued by Freddie Mac and Fannie Mae had unrealized losses as noted in the above table. The Company believes the unrealized losses represent temporary declines in value and that the market value movements in these securities are reflective of the movement in market interest rates, particularly given the negligible inherent credit risk for these securities. All mortgage-backed securities are performing and are expected to continue to perform in accordance with their respective contractual terms and conditions.

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

E.  Loans Receivable and Loans Held for Sale, Net

                                                           June 30,
                                                 ------------------------------
                                                    2006               2005
                                                 ------------------------------
                                                         (In thousands)
First Mortgage Loans:
  Conventional ...............................   $ 1,301,992        $ 1,147,798
  FHA insured/VA guaranteed ..................           455                691
                                                 ------------------------------
  Total one- to four-family ..................     1,302,447          1,148,489
  Commercial and multi-family ................       172,600            169,765
                                                 ------------------------------
Total first mortgage loans ...................     1,475,047          1,318,254
                                                 ------------------------------
Consumer:
  Second mortgages ...........................       153,024             91,147
  Home equity lines of credit ................        47,500             49,901
  Other ......................................         3,922              3,375
                                                 ------------------------------
Total consumer loans .........................       204,446            144,423
                                                 ------------------------------
Total loans ..................................     1,679,493          1,462,677
                                                 ------------------------------
Add (Less):
  Allowance for loan losses ..................        (5,888)            (6,050)
  Unamortized premium ........................           433                519
  Net deferred loan costs ....................        10,186              8,334
                                                 ------------------------------
                                                       4,731              2,803
                                                 ------------------------------
                                                 $ 1,684,224        $ 1,465,480
                                                 ==============================

At June 30, 2006, there was a $217,000 one- to four-family mortgage loan included in loan held for sale and there was a commitment to sell this loan. At June 30, 2005, there were $4,826,000 of one- to four-family mortgage loans included in loans held for sale and these loans were sold during fiscal 2006.

Non-accruing  loans at June 30, 2006 and 2005 were  $1,780,000  and  $2,619,000, respectively, which represents 0.11% and 0.18%, respectively, of total loans outstanding. The total interest income that would have been recorded for the years ended June 30, 2006 and 2005, had these loans been current in accordance with their original terms, or since the date of origination if outstanding for only part of the year, was approximately $36,000 and $79,000, respectively.

At June 30, 2006 and 2005, there were no impaired loans.

The following is an analysis of the allowance for loan losses:

                                                     Year ended June 30,
                                            -----------------------------------
                                              2006          2005          2004
                                            -----------------------------------
                                                       (In thousands)
Balance, beginning of year ...........      $ 6,050       $ 6,249       $ 6,284
Provisions for loan losses ...........           --            --            --
Losses charged to allowance ..........         (162)         (199)          (35)
                                            -----------------------------------
Balance, end of year .................      $ 5,888       $ 6,050       $ 6,249
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

At June 30, 2006 and 2005, the commercial and multi-family real estate loan portfolio totaled $172,600,000 and $169,765,000, respectively. These loans are considered by management to be of somewhat greater risk of collectibility due to their dependency on income production. Nearly all of the Company's commercial and multi-family real estate loans are collateralized by real estate located in New Jersey. Commercial and multi-family real estate loans collateralized by multi-family or mixed use properties were $47,593,000 and $47,281,000 at June 30, 2006 and 2005, respectively. In addition, at June 30, 2006 and 2005, the commercial and multi-family real estate loan portfolio included $1,265,000 and $3,185,000, respectively, of lines of credit secured by non-real estate business assets. Furthermore, there were $5,102,000

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

and $5,439,000 of loans outstanding at June 30, 2006 and 2005, respectively, under the accounts receivable financing program for small and mid-sized businesses. The remaining loans in this portfolio were collateralized by other types of non-residential, commercial real estate properties.

Loans serviced for others, consisting of one- to four-family mortgage loans, totaled approximately $76,082,000 and $69,062,000 at June 30, 2006 and 2005,
respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, collection activities and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges assessed to borrowers, such as late payment fees. In connection with these loans serviced for others, the Company held borrowers' escrow balances of $816,000 and $715,000 at June 30, 2006 and 2005, respectively.

F.  Premises and Equipment, Net

                                                                 June 30,
                                                           --------------------
                                                             2006        2005
                                                           --------------------
                                                               (In thousands)

Land ...................................................   $  5,577    $  5,577
Buildings and improvements .............................     18,599      18,326
Leasehold improvements .................................      2,335       2,316
Furniture and equipment ................................     16,395      15,758
                                                           --------------------
                                                             42,906      41,977
Less: accumulated depreciation and amortization ........     22,491      21,074
                                                           --------------------
                                                           $ 20,415    $ 20,903
                                                           ====================

G. Real Estate Owned

                                                                 June 30,
                                                           --------------------
                                                               2006        2005
                                                           --------------------
                                                               (In thousands)

Acquired by foreclosure or deed in lieu of foreclosure .   $     50    $     50
Allowance for losses on real estate owned ..............        (50)        (50)
                                                           --------------------
Real estate owned, net .................................   $     --    $     --
                                                           ====================

Results of real estate operations were as follows:

                                                          Year ended June 30,
                                                     ---------------------------
                                                       2006      2005      2004
                                                     ---------------------------
                                                             (In thousands)

Net gain (loss) on sales of real estate owned ....   $   (4)   $  158    $   57
Holding costs, net ...............................       (2)       (2)        1
Provision for losses on real estate owned ........       --        --        --
                                                     ---------------------------
Net gain (loss) from real estate operations ......   $   (6)   $  156    $   58
                                                     ==========================

Activity in the allowance for losses on real estate owned was as follows:

                                                        Year ended June 30,
                                                     --------------------------
                                                       2006      2005      2004
                                                     --------------------------
                                                           (In thousands)

Balance, beginning of year .......................   $   50    $   50    $   82
Provisions charged to operations .................       --        --        --
Losses charged to allowance ......................       --        --       (32)
                                                     --------------------------
Balance, end of year .............................   $   50    $   50    $   50
                                                     ==========================

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

H.  Deposits

                                                    June 30, 2006                June 30, 2005
                                              ------------------------------------------------------
                                                               Weighted                  Weighted
                                                               Average                   Average
                                                  Amount    Interest Rate    Amount    Interest Rate
                                              ------------------------------------------------------
                                                               (Dollars in thousands)
Non-interest-bearing demand ...............   $   72,557                  $   71,769
Interest-bearing demand ...................       97,155          1.45%      105,011          0.95%
Money market accounts .....................      142,777          4.52        50,251          2.59
Savings accounts ..........................      300,247          2.68       385,360          2.53

Certificates with remaining maturities of:
    Within one year or less ...............      562,484          4.09       438,487          2.88
    After one year but within two years ...      139,658          4.13       157,017          3.51
    After two years but within three years        52,219          4.44        65,201          3.99
    After three years but within four years       34,099          4.21        29,313          4.16
    After four years but within five years        12,029          4.65        35,939          4.17
                                              ----------                  ----------
Total certificates ........................      800,489          4.13       725,957          3.23
Accrued interest payable ..................        1,363                       1,143
                                              ----------                  ----------
                                              $1,414,588          3.46%   $1,339,491          2.65%
                                              ==========                  ==========

The aggregate amount of certificates of deposit with a denomination of $100,000 or more was approximately $251,456,000 and $214,377,000 at June 30, 2006 and 2005, respectively.

I. Federal Home Loan Bank of New York Advances and Other Borrowings

The following table presents Federal Home Loan Bank of New York ("FHLB of New York") advances by period remaining to the earlier of the callable date or maturity date:

                                                    June 30, 2006                June 30, 2005
                                              ------------------------------------------------------
                                                               Weighted                  Weighted
                                                               Average                   Average
                                                  Amount    Interest Rate    Amount    Interest Rate
                                              ------------------------------------------------------
                                                               (Dollars in thousands)
Within one year ...........................   $   30,465          5.32%   $  130,000          5.24%
After one year but within two years .......       50,000          5.22        40,465          5.51
After two years but within three years ....       75,000          4.50        55,000          5.49
After three years but within four years ...      190,000          5.77            --            --
After four years but within five years ....      110,000          5.86       140,000          6.46
After five years ..........................       10,000          4.48        50,000          5.61
                                              ----------                  ----------
                                              $  465,465          5.47%   $  415,465          5.75%
                                              ==========                  ==========

The FHLB of New York advances are all fixed rate borrowings collateralized either under a Listing Only pledge agreement by one- to four-family mortgage loans or with investment and mortgage-backed securities. FHLB of New York advances includes $195.0 million of convertible advances with one-time call features.

At June 30, 2006, the Company had available from the FHLB of New York an overnight repricing line of credit and a one-month overnight repricing line of credit, each in the amount of $100,000,000. Both credit lines renew annually and currently expire in July 2006. Each line of credit has a variable interest rate. At June 30, 2006, the Company had $78,250,000 of overnight borrowings from the FHLB of New York with an interest rate of 5.42%. During fiscal 2006, the Company incurred a $1.35 million penalty in connection with the prepayment of $35 million of FHLB of New York advances that had an average rate of 5.95% and an average remaining maturity of 28 months. These advances were replaced with $35 million of FHLB of New York advances with an average rate of 4.20% and an average maturity of 43 months. At June 30, 2005, the Company had $32,350,000 of overnight borrowings from the FHLB of New York with

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

an interest rate of 3.49%. In addition, the Company had available overnight variable repricing lines of credit with other correspondent banks totaling $120,000,000 on an unsecured basis. There were $55,900,000 of borrowings under these lines at June 30, 2006 with an interest rate of 5.38%. There were $12,800,000 of borrowings under these lines at June 30, 2005 with an interest rate of 3.50%. The Company also has a $12,000,000 unsecured revolving line of credit. This line of credit has a variable interest rate tied to 30-day LIBOR. At June 30, 2006, the Company had $7,772,000 of borrowings under this line of credit with an interest rate of 6.63%. Borrowings under this line at June 30, 2005 were $8,341,000 with an interest rate of 4.64%.

From time to time, the Company enters into sales of securities under agreements to repurchase ("reverse repurchase agreements"). These agreements are accounted for as financing arrangements and the obligations to repurchase securities sold are reflected as Other borrowings in the accompanying Consolidated Statements of Financial Condition. The reverse repurchase agreements are collateralized by investment and mortgage-backed securities which continue to be carried as assets by the Company, with a carrying value of $106,635,000 and $57,414,000 and a market value of $101,595,000 and $57,296,000 at June 30, 2006 and 2005,
respectively. Based on the provisions of these reverse repurchase agreements, counterparties are not permitted to sell or repledge the collateral pledged by the Company.

The following table presents reverse repurchase agreements by period remaining to the maturity date:

                                                    June 30, 2006                June 30, 2005
                                              ------------------------------------------------------
                                                               Weighted                  Weighted
                                                               Average                   Average
                                                Amount      Interest Rate    Amount    Interest Rate
                                              ------------------------------------------------------
                                                               (Dollars in thousands)
Within one year ...........................   $   88,271          4.60%   $   15,000          2.88%
After one year but within five years ......       10,000          3.59        39,461          3.42
                                              ----------                  ----------
                                              $   98,271          4.50%   $   54,461          3.27%
                                              ==========                  ==========

The average balance of reverse repurchase agreements for the years ended June 30, 2006 and 2005 was $76,454,000 and $61,898,000, respectively.

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

In 2003, PennFed formed PennFed Capital Trust III ("Trust III"), which on June 2, 2003 sold $30.0 million of variable rate cumulative trust preferred securities in a private transaction exempt from registration under the Act. Trust III used the proceeds from the sale of its trust preferred securities and from the sale of $0.9 million of its common securities to PennFed to purchase $30.9 million of variable rate junior subordinated deferrable interest debentures issued by PennFed, which are the sole assets of Trust III. These junior subordinated deferrable interest debentures mature in 2033 and are redeemable at any time after five years. The interest rate on the $30.0 million of trust preferred securities and the $30.9 million junior subordinated deferrable interest debentures resets quarterly and was 8.58% and 6.66% at June 30, 2006 and 2005, respectively. The obligations of PennFed related to Trust III constitute a full and unconditional guarantee by PennFed of Trust III obligations under its trust preferred securities. PennFed used the proceeds from the junior subordinated deferrable interest debentures together with available cash to redeem $34.5 million of 8.90% cumulative trust preferred securities issued by PennFed Capital Trust I in October 1997.

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

K. Employee Benefit Plans

401(k) Employee Stock Ownership Plan ("KSOP")

Effective July 1, 2005, the Company merged the Penn Federal Savings Bank 401(k) Plan with the Employee Stock Ownership Plan ("ESOP"), forming the KSOP. While the KSOP is one plan, the two separate components of the 401(k) Plan and the ESOP remain.

Under the 401(k) Plan, all employees of the Company who work at least 1,000 hours per year and are at least 21 years old are eligible to participate. For the years ended June 30, 2006 and 2005, the Company made safe harbor profit sharing contributions of $596,000 and $641,000, respectively. For the year ended June 30, 2004, the Company made a discretionary Company match of employee contributions of $106,000. At June 30, 2006 and 2005, the 401(k) Plan assets included common stock of the Company with a market value of $922,000 and $926,000, respectively.

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

For the year ended June 30, 2004, the Bank recorded compensation expense related to the ESOP of $4,045,000. The compensation expense related to the ESOP included $3,453,000 for a valuation adjustment to reflect the increase in the average fair value of allocated shares for the period from the time of purchase to the allocation date. The ESOP allocated 257,660 shares for the year ended June 30, 2004 to participants in the plan.

Stock Option Plan

In connection with the Conversion, the Company established the 1994 Stock Option and Incentive Plan ("Option Plan"). The Option Plan was subsequently amended to increase the number of shares of common stock available for awards thereunder from 2,380,000 to 3,342,492. The exercise price for the options granted under the Option Plan cannot be less than the fair market value of the Company's common stock on the date of the grant. The options are granted, and the terms of the options are established, by the Compensation Committee of the Board of Directors. Transactions during the years ended June 30, 2006, 2005 and 2004 relating to the Option Plan are as follows:

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

                                                                      Weighted
                                                                       Average
                                                                      Exercise
                                                       Options          Price
                                                    ----------------------------
Balance, June 30, 2003 ..........................      2,223,206      $     5.36
     Granted ....................................             --              --
     Exercised ..................................       (686,962)           2.78
     Expired ....................................             --              --
     Forfeited ..................................             --              --
                                                    ----------------------------
Balance, June 30, 2004 ..........................      1,536,244            7.05
     Granted ....................................             --              --
     Exercised ..................................       (431,300)           3.10
     Expired ....................................             --              --
     Forfeited ..................................             --              --
                                                    ----------------------------
Balance, June 30, 2005 ..........................      1,104,944            7.83
     Granted ....................................             --              --
     Exercised ..................................       (205,798)           5.21
     Expired ....................................             --              --
     Forfeited ..................................             --              --
                                                    ----------------------------
Balance, June 30, 2006 ..........................        899,146      $     8.43
                                                    ============================

All options previously granted were accounted for in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for the stock options. Pro forma net income and earnings per share calculated as if the Company had accounted for employee stock options and other stock based compensation under the fair value method would equal the amounts presented within the Consolidated Statements of Income for each of the years in the three year period ended June 30, 2006, as all grants had fully vested prior to June 30, 2003.

Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R") applies to all awards granted after its effective date and to awards modified, repurchased, or cancelled after that date. In April 2005, the SEC deferred the adoption of SFAS 123R until the first fiscal year beginning after June 15, 2005 (i.e., for the Company, the fiscal year beginning July 1, 2005). The standard permits different transition methods of recognizing compensation expense. The Company has adopted SFAS 123R and will recognize compensation expense for (i) any new awards granted after July 1, 2005 and (ii) the portion of any outstanding awards for which the requisite service has not been rendered as of July 1, 2005, based on the grant-date fair value of those awards calculated for purposes of SFAS 123R pro forma disclosures. At July 1, 2005, the Company had no stock options outstanding for which compensation expense would be recognized under SFAS 123R. No options were granted during the year ended June 30, 2006.

At June 30, 2006, 899,146 options were exercisable, with exercise prices ranging from $6.94 to $8.59. At June 30, 2005, 1,104,944 options were exercisable, with exercise prices ranging from $3.97 to $8.59. At June 30, 2004, 1,536,244 options were exercisable, with exercise prices ranging from $2.63 to $8.59.

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2006:

                                                                  Weighted
                                      Number                       Average
    Exercise                        Outstanding                   Remaining
     Prices                      at June 30, 2006                    Life
--------------------------------------------------------------------------------
      $6.94                            77,200                     1.06 years
      $8.41                           103,846                     3.08
      $8.59                           718,100                     1.44
                                   -----------
  $6.94 to $8.59                      899,146                     1.60 years
                                   ===========

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

Supplemental Executive Retirement Plan and Directors' Retirement Plan

The Company currently provides for a Supplemental Executive Retirement Plan ("SERP") and a Directors' Retirement Plan ("DP") for certain key executive employees and directors. Benefits provided are based primarily on years of service and compensation or fees. Both plans are unfunded and at June 30, 2006 and 2005, the benefit obligations of $1,167,000 and $698,000, respectively, are included in Accounts payable and other liabilities in the Consolidated Statements of Financial Condition. At June 30, 2006, the assumptions used in calculating the benefit obligations included a 4% compensation increase rate and a discount rate of 6%. The discount rate assumption was compared to certain corporate bond yields, such as Moody's bond indices, for reasonableness. A discount rate of 6% was selected for the June 30, 2006 measurement date. At June 30, 2005, the assumptions used in calculating the benefit obligations included a 4% compensation increase rate and a discount rate of 7%. The accounting for these postretirement benefits is in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions." The Company has not made any contributions to these plans during the fiscal years ended June 30, 2006 and 2005 and does not expect to make any contributions to these plans during the next fiscal year.

Net periodic pension cost for the Company's SERP and DP included the following components:

                                                       Year ended June 30,
                                     ------------------------------------------------------
                                            2006               2005               2004
                                     ------------------------------------------------------
                                       SERP       DP     SERP        DP      SERP        DP
                                     ------------------------------------------------------
                                                         (In thousands)
Service cost .....................   $  145   $   --   $  245    $   43    $  227    $   40
Interest cost ....................      161       22       27         5         9         2
Amortization of prior service cost      110       28       (6)       (2)       (6)       (2)
Loss recognized ..................        2        1       --        --        --        --
                                     ------------------------------------------------------
Net periodic pension expense .....   $  418   $   51   $  266    $   46    $  230    $   40
                                     ======================================================

The following are the weighted average assumptions used to determine net periodic benefit cost:

                                                      Year ended June 30,
                                                 -------------------------------
                                                   2006        2005        2004
                                                 -------------------------------
Discount rate ..............................       6.00%       7.00%       3.00%
Rate of compensation increase ..............       4.00        4.00        4.00

The following are the weighted-average assumptions used to determine benefit obligations:

                                                            Year ended June 30,
                                                            --------------------
                                                              2006        2005
                                                            --------------------
Discount rate ..........................................      6.00%       7.00%
Rate of compensation increase ..........................      4.00        4.00

Long-Term Care Insurance Program

In January 2005, the Bank adopted a long-term care insurance program to be offered on a voluntary basis to all employees, officers and directors of the Bank. The program provides a nursing home care benefit at $200 per day, to be adjusted for inflation. Certain officers of the Bank and certain non-employee directors participate in this program. These participating officers and directors will be provided with this benefit for their lifetimes at no cost to them, with the Bank paying the related premiums over a ten-year period. All other employees who choose to participate must pay the cost of their participation. With policies becoming effective May 1, 2005, total expense to the Bank for the year ended June 30, 2005 was $7,000. For the year ended June 30, 2006, total expense was $44,000. The other employees may elect to pay their premiums over ten years, over twenty years or over their lifetimes and may choose to receive the benefit for three years, for five years or for their lifetimes.

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

L. Income Taxes

The income tax provision is comprised of the following components:

                                                        Year ended June 30,
                                                  ------------------------------
                                                     2006       2005       2004
                                                  ------------------------------
                                                         (In thousands)
Current provision .............................   $  6,672   $  7,450   $  6,380
Deferred expense ..............................        739      1,219        163
                                                  ------------------------------
Total income tax provision ....................   $  7,411   $  8,669   $  6,543
                                                  ==============================

A reconciliation of the Federal statutory income tax provision to the effective income tax provision is as follows:

                                                      Year ended June 30,
                                                 ------------------------------
                                                   2006       2005       2004
                                                 ------------------------------
                                                         (In thousands)
Income tax provision at Federal statutory rate   $  7,283   $  8,457   $  6,510
Amortization of intangible assets .............        --         --          1
State and local income tax provision ..........       491        417        180
Income on BOLI ................................      (338)      (241)      (179)
Other, net ....................................       (25)        36         31
                                                 ------------------------------
Total income tax provision ....................  $  7,411   $  8,669   $  6,543
                                                 ==============================

Income taxes payable are included in Accounts payable and other liabilities in the Consolidated Statements of Financial Condition at June 30, 2006 and 2005. The financial statements at June 30, 2006 also include a net deferred tax liability of $526,000 that has been recorded for the temporary differences between the tax basis and the financial statement carrying amounts of assets and liabilities. The source of these temporary differences and their deferred tax effect at June 30, 2006 and 2005 is as follows:

                                                                                    June 30,
                                                                              --------------------
                                                                                 2006        2005
                                                                              --------------------
                                                                                 (In thousands)
Deferred tax assets:
  Allowance for loan losses ...............................................   $  2,405    $  2,468
  Environmental reserves ..................................................        148         134
  Deposit premium intangible ..............................................      1,853       2,347
  SERP and DP accrual .....................................................        477         285
  Unrealized loss on investment securities available for sale .............         48          --
  New Jersey Alternative Minimum Assessment credit ........................      1,081         641
  State net operating loss carryforward ...................................        582       1,406
                                                                              --------------------
Total deferred tax assets .................................................      6,594       7,281
Valuation allowance for state deferred tax assets .........................     (1,574)     (2,063)
                                                                              --------------------
Deferred tax asset after valuation allowance ..............................      5,020       5,218
                                                                              --------------------
Deferred tax liabilities:
  Net deferred loan costs .................................................      4,853       4,151
  Depreciation ............................................................        292         550
  Purchase accounting .....................................................        155         155
  Servicing asset .........................................................        246         197
  Unrealized gain on investment securities available for sale .............         --          66
                                                                              --------------------
Total deferred tax liabilities ............................................      5,546       5,119
                                                                              --------------------
Net deferred tax asset (liability) ........................................   $   (526)   $     99
                                                                              ====================

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

The Company has state net operating loss carryforwards of $6.5 million which expire in various years through 2011. The Company has provided a valuation allowance for the state tax benefit of net operating loss carryforwards, tax credits and other temporary differences. Management has estimated that it is more likely than not that it will not be able to utilize these deferred state income tax benefits.

M. Commitments and Contingencies

Lease Commitments -- At June 30, 2006, minimum rental commitments under all noncancellable operating leases with initial or remaining terms of more than one year are as follows:

                                                                  Minimum Rent
Year ending June 30,                                              (In thousands)
--------------------                                             ---------------
 2007 ........................................................          $   746
 2008 ........................................................              669
 2009 ........................................................              500
 2010 ........................................................              389
 2011 ........................................................              376
 2012 and later ..............................................            1,939
                                                                        -------
                                                                        $ 4,619
                                                                        =======

Rent expense under long-term operating leases for certain branch offices amounted to $795,000, $717,000 and $472,000 for the years ended June 30, 2006, 2005 and 2004, respectively. Rental income of $530,000, $532,000 and $534,000 for the years ended June 30, 2006, 2005 and 2004, respectively, is netted against occupancy expense in the Consolidated Statements of Income. The Company's leases generally have escalation terms based on certain defined indexes.

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

The following summarizes the notional amount of off-balance sheet financial instruments:

                                                                June 30,
                                                        ------------------------
                                                           2006            2005
                                                        ------------------------
                                                             (In thousands)
Commitments to extend credit ...................         $30,346         $35,711
Unused lines of credit .........................          90,688          88,789
Commitments to sell loans ......................              --           1,447
Commitments to purchase loans ..................           6,274              --

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

Other Contingencies -- Penn Federal Savings Bank and ExxonMobil have been ordered by the New Jersey Department of Environmental Protection to investigate and remediate soil and ground water pollution that may have been generated at a branch location that was formerly a gasoline service station. Penn Federal Savings Bank and ExxonMobil have entered into a cost sharing arrangement under which ExxonMobil will supervise the investigation and remediation and the cost will be shared equally. Based on information then available, the Company recorded a $298,000 (pretax) charge during the fourth quarter of fiscal 2004 to accrue its share of the estimated cost. At June 30, 2006 and 2005, an environmental liability of $328,000 was included in Accounts payable and other liabilities in the Company's Consolidated Statements of Financial Condition. Management believes the total current liability of $328,000 represents the probable liability at this time.

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

Stock Repurchases

During the year ended June 30, 2006, the Company repurchased 626,300 shares of its outstanding common stock. The prices paid for the repurchased shares ranged from $17.10 to $19.75 per share, for a total cost of $11,633,000. During the year ended June 30, 2005, the Company repurchased 731,800 shares of its outstanding common stock at prices ranging from $13.30 to $17.25 per share, for a total cost of $11,280,000. During the year ended June 30, 2004, the Company repurchased 792,200 shares of its outstanding common stock at prices ranging from $13.84 to $18.03 per share, for a total cost of $12,908,000. During fiscal 2004, the Company changed its state of incorporation from Delaware to Maryland. Under the laws of the State of Maryland, shares repurchased are not considered treasury stock. Rather, the shares acquired constitute authorized but unissued shares. Accordingly, as of June 30, 2004, the Company has reclassified the cost of treasury stock by reducing common stock, additional paid-in capital and retained earnings based on the proceeds received for stock in the initial public offering.

At June 30, 2006, the Company had a repurchase plan under which it had not yet completed all approved repurchases. This repurchase plan was publicly announced January 25, 2006 and authorized the Company to repurchase up to 5%, or 650,000, of its outstanding shares over the following 18 months. At June 30, 2006, there were 414,700 shares yet to be purchased under the plan.

Stockholder Protection Rights Plan

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

Regulatory Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of tangible capital of not less than 1.5% of tangible assets, core capital of not less than 4% of adjusted tangible assets and risk-based capital of not less than 8% of risk-weighted assets. As of June 30, 2006 and 2005, the Bank met all capital adequacy requirements to which it was subject.

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

                                                                                          To Be Well
                                                                                       Capitalized Under
                                                               For Minimum Capital     Prompt Corrective
                                                Actual          Adequacy Purposes      Action Provisions
                                         ------------------------------------------------------------------
                                          Amount     Ratio       Amount     Ratio       Amount     Ratio
                                         ------------------------------------------------------------------
                                                              (Dollars in thousands)
As of June 30, 2006
   Tangible capital, and ratio to
    adjusted total assets ............   $168,746       7.33%   $ 34,535       1.50%        N/A        N/A
   Tier 1 (core) capital, and ratio to
    adjusted total assets ............   $168,746       7.33%   $ 92,094       4.00%   $115,117       5.00%
   Tier 1 (core) capital, and ratio to
    risk-weighted assets .............   $168,746      13.34%        N/A        N/A    $ 75,871       6.00%
   Risk-based capital, and ratio to
    risk-weighted assets .............   $174,633      13.81%   $101,161       8.00%   $126,451      10.00%

As of June 30, 2005
   Tangible capital, and ratio to
    adjusted total assets ............   $169,765       8.28%   $ 30,750       1.50%        N/A        N/A
   Tier 1 (core) capital, and ratio to
    adjusted total assets ............   $169,765       8.28%   $ 82,001       4.00%   $102,501       5.00%
   Tier 1 (core) capital, and ratio to
    risk-weighted assets .............   $169,765      15.29%        N/A        N/A    $ 66,614       6.00%
   Risk-based capital, and ratio to
    risk-weighted assets .............   $175,880      15.84%   $ 88,819       8.00%   $111,024      10.00%

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

Dividends and Other Capital Distributions

Federal regulations impose certain limitations on the payment of dividends and other capital distributions by the Bank. Under current regulations, savings institutions, such as the Bank, are generally permitted to make capital distributions without OTS approval during any calendar year equal to 100% of calendar year-to-date net income plus retained net income for the two previous calendar years. A savings institution, such as the Bank, which is a subsidiary of a savings and loan holding company, must file a notice of the proposed dividend or other capital distribution with the OTS at least 30 days prior to the declaration of such dividend or distribution. At June 30, 2006, the Bank could have paid dividends totaling approximately $5.9 million.

O. Computation of Earnings Per Share ("EPS")

The computation of EPS is presented in the following table. All share and share related amounts reflect the effect of a stock dividend described in Note N - Stockholders' Equity and Regulatory Capital.


                                                                      For the year ended June 30,
                                                            -----------------------------------------------
                                                                 2006             2005             2004
                                                            -----------------------------------------------
                                                            (Dollars in thousands, except per share amounts)

Net income ............................................      $    13,398      $    15,494      $    12,058
                                                             =============================================
Number of shares outstanding:
Weighted average shares issued and outstanding ........       13,053,853       13,612,502       13,645,770
Less:  Average shares held by the ESOP ................               --               --        1,904,000
Plus:  ESOP shares released or committed to be released               --               --        1,807,026
                                                             ---------------------------------------------
Average basic shares ..................................       13,053,853       13,612,502       13,548,796
Plus:  Average common stock equivalents ...............          397,152          398,182          900,374
                                                             ---------------------------------------------
Average diluted shares ................................       13,451,005       14,010,684       14,449,170
                                                             =============================================

Earnings per common share:
    Basic .............................................      $      1.03      $      1.14      $      0.89
                                                             =============================================
    Diluted ...........................................      $      1.00      $      1.11      $      0.83
                                                             =============================================

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

P. Disclosure About Fair Value of Financial Instruments

The carrying amounts (or notional amounts) and estimated fair values of the Company's financial instruments at June 30, 2006 and 2005 were as follows:

                                                                    June 30, 2006                  June 30, 2005
                                                            ----------------------------------------------------------
                                                              Carrying      Estimated         Carrying      Estimated
                                                               Amount       Fair Value         Amount       Fair Value
                                                            ----------------------------------------------------------
                                                                                   (In thousands)
Financial assets:
    Cash and cash equivalents ........................      $   16,614      $   16,614      $   15,220      $   15,220
    Investment securities ............................         445,296         425,599         410,509         411,737
    Mortgage-backed securities .......................          62,963          60,893          78,201          79,109
    FHLB of New York stock ...........................          27,714          27,714          22,391          22,391
                                                            ----------------------------------------------------------
    Total cash and investments .......................         552,587         530,820         526,321         528,457
                                                            ----------------------------------------------------------
    Loans held for sale ..............................             217             218           4,826           4,864
    Loans receivable, less allowance for loan losses .       1,684,007       1,621,189       1,460,654       1,459,988
                                                            ----------------------------------------------------------
    Total loans ......................................       1,684,224       1,621,407       1,465,480       1,464,852
    Accrued interest receivable, net .................          11,145          11,145           9,808           9,808
                                                            ----------------------------------------------------------
Total financial assets ...............................      $2,247,956      $2,163,372      $2,001,609      $2,003,117
                                                            ==========================================================
Financial liabilities:
    Deposits .........................................      $1,414,588      $1,408,261      $1,339,491      $1,339,483
    FHLB of New York advances ........................         465,465         464,946         415,465         443,927
    Other borrowings .................................         240,193         239,730         107,952         107,566
    Junior subordinated deferrable interest debentures          42,126          45,372          42,082          45,338
    Mortgage escrow funds ............................          11,877          11,877          10,398          10,398
                                                            ----------------------------------------------------------
Total financial liabilities ..........................      $2,174,249      $2,170,186      $1,915,388      $1,946,712
                                                            ==========================================================

                                                                    June 30, 2006                  June 30, 2005
                                                            ----------------------------------------------------------
                                                             Notional        Estimated        Notional       Estimated
                                                              Amount        Fair Value         Amount       Fair Value
                                                            ----------------------------------------------------------
                                                                                   (In thousands)
Off-balance sheet financial instruments:
Commitments to extend credit .........................      $   30,346      $       --      $   35,711      $       --
Unused lines of credit ...............................          90,688              --          88,789              --
Commitments to sell loans ............................              --              --           1,447              --
Commitments to purchase loans ........................           6,274              --              --              --

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value:

Cash and Cash Equivalents -- For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment Securities and Mortgage-Backed Securities -- For these securities, fair values are based on quoted dealer market prices or subscribed pricing services.

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

Accrued Interest Receivable -- For this asset, the carrying value is a reasonable estimate of fair value.

Deposits -- The fair value of deposits with no stated maturity, such as savings, money market and other demand accounts, is equal to the amount payable on demand as of June 30, 2006 and 2005. Time deposits are segregated by type and original term. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is equivalent to the rate currently offered by the Company for deposits of similar type and maturity.

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

Commitments to Extend Credit and Unused Lines of Credit -- The fair value of commitments to extend credit is estimated to be zero since the fees collected on commitments to extend credit approximates the amount of costs incurred. Unused lines of credit have a zero fair value because the rates associated with these lines are market rates.

Commitments to Sell Loans -- The fair value of commitments to sell loans is estimated based on the change in the interest rate environment between the rate lock date and the Consolidated Statement of Financial Condition date. The estimated fair value at June 30, 2005 was not significant.

Commitments to Purchase Loans -- The estimated fair value is not significant due to the short-term nature of these commitments.

Q. Related Party Transactions

In the ordinary course of business, the Company has at times made loans to and engaged in other financial transactions with its directors, officers and employees. Such transactions are made on the same terms as those prevailing at the time for comparable transactions with others and do not involve more than normal risk of collectibility.

The following sets forth an analysis of loans, all of which are current, to directors, officers and employees:

                                                               June 30,
                                                     ---------------------------
                                                        2006               2005
                                                     ---------------------------
                                                            (In thousands)
Balance, beginning of year .....................     $ 8,004            $ 7,102
New loans granted ..............................       1,251              2,419
Repayments/reductions ..........................      (1,072)            (1,517)
                                                     --------------------------
Balance, end of year ...........................     $ 8,183            $ 8,004
                                                     ==========================

In addition to the above amount of loans, at June 30, 2006 and 2005, there was $43,000 and $45,000, respectively, of outstanding balances on overdraft checking lines for directors, officers and employees.

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

R. Recently Issued Accounting Standards

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS 154 changes the requirements for the accounting for and reporting of a voluntary change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of such changes, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In March 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 156, "Accounting for Servicing of Financial Assets." SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. SFAS No. 156 is effective in the first fiscal year beginning after September 15, 2006 with earlier adoption permitted. The Company does not expect the adoption of SFAS No. 156 to have a material impact on its consolidated financial condition, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in the financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." FIN 48 establishes a two-step evaluation process for tax positions. The first step is recognition, to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. The second step is measurement. If the tax position meets the more-likely-than-not recognition threshold, it is measured and recognized in the financial statements as the largest amount of the tax benefit that is greater than 50% likely of being realized. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized or, continue to be recognized, upon the adoption of this Interpretation. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earning for that fiscal year. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of adoption of FIN 48 and is unable, at this time, to quantify the impact, if any, to retained earnings at the time of adoption.

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

S. Condensed Financial Information of PennFed Financial Services, Inc. (Parent Company Only)

The following are the condensed financial statements for PennFed, parent company only, as of June 30, 2006 and 2005 and for the years ended June 30, 2006, 2005 and 2004 and should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

Condensed Statements of Financial Condition

                                                                       June 30,
                                                               ----------------------
                                                                 2006          2005
                                                               ----------------------
                                                                    (In thousands)
Assets
Cash cash and cash equivalents ..........................      $     27      $     22
Investment securities held to maturity, at amortized cost        10,871        10,899
Investment in subsidiaries ..............................       170,413       171,530
Prepaid trust preferred securities expenses .............         1,174         1,218
Accrued interest receivable .............................           282           282
Other assets ............................................         1,696         2,720
                                                               ----------------------
                                                               $184,463      $186,671
                                                               ======================

Liabilities and Stockholders' Equity
Junior subordinated deferrable interest debentures ......      $ 43,300      $ 43,300
Intercompany loan payable ...............................         8,325         8,400
Borrowings under unsecured revolving line of credit .....         7,772         8,341
Accrued interest payable ................................           238           202
Other accrued expenses and other liabilities ............         1,407         2,374
Stockholders' equity ....................................       123,421       124,054
                                                               ----------------------
                                                               $184,463      $186,671
                                                               ======================

Condensed Statements of Income

                                                                                       Year ended June 30,
                                                                            --------------------------------------
                                                                               2006           2005           2004
                                                                            --------------------------------------
                                                                                        (In thousands)
Income
Interest income on intercompany balances .............................      $      2       $     --       $     49
Interest income on investment securities .............................           947            950            926
Other income .........................................................             2              1             --
                                                                            --------------------------------------
                                                                                 951            951            975
Expenses
Interest expense on junior subordinated deferrable interest debentures         3,612          3,002          2,654
Interest on intercompany loan ........................................           671            498            402
Interest on borrowings under unsecured revolving line of credit ......           365            289            143
Other expenses .......................................................           603            791            578
                                                                            --------------------------------------
                                                                               5,251          4,580          3,777
                                                                            ---------------------------------------
Loss before undistributed net income of subsidiaries .................        (4,300)        (3,629)        (2,802)
Equity in undistributed net income of subsidiaries ...................        16,233         17,884         13,907
                                                                            --------------------------------------
Income before income taxes ...........................................        11,933         14,255         11,105
Income tax benefit ...................................................        (1,465)        (1,239)          (953)
                                                                            --------------------------------------
Net income ...........................................................      $ 13,398       $ 15,494       $ 12,058
                                                                            ======================================

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

Condensed Statements of Cash Flows

                                                                                        Year ended June 30,
                                                                             -------------------------------------
                                                                                2006           2005           2004
                                                                             -------------------------------------
                                                                                        (In thousands)
Cash Flows From Operating Activities:
Net income ...........................................................      $ 13,398       $ 15,494       $ 12,058
Adjustments to reconcile net income to net cash used in
     operating activities:
       Equity in undistributed net income of subsidiaries ............       (16,233)       (17,884)       (13,907)
       Amortization of investment securities premium .................            28             25             23
       Increase (decrease) in accrued interest payable, net of accrued
          interest receivable ........................................            36             46            (77)
       (Increase) decrease in prepaid trust preferred securities
           expense and other assets ..................................         1,068         (1,266)          (584)
       Increase (decrease) in other accrued expenses and
           other liabilities .........................................          (967)         1,404            624
                                                                            --------------------------------------
       Net cash used in operating activities .........................        (2,670)        (2,181)        (1,863)
                                                                            --------------------------------------
Cash Flows From Investing Activities:
  Proceeds from maturities of investment securities ..................            --             --          1,605
  Purchases of investment securities held to maturity ................            --             --         (2,000)
  Dividends received from subsidiary bank ............................        17,455         15,955         12,478
  Proceeds from principal repayment of ESOP loan .....................            --             --            644
                                                                            --------------------------------------
       Net cash provided by investing activities .....................        17,455         15,955         12,727
                                                                            --------------------------------------
Cash Flows From Financing Activities:
  Increase (decrease) in unsecured revolving line of credit ..........          (569)        (1,551)         2,598
  Increase (decrease) in intercompany loan ...........................           (75)            --            300
  Cash dividends paid ................................................        (3,575)        (2,924)        (2,650)
  Repurchases of outstanding shares, net of reissuances ..............       (10,561)        (9,944)       (10,998)
                                                                            --------------------------------------
       Net cash used in financing activities .........................       (14,780)       (14,419)       (10,750)
                                                                            --------------------------------------
Net increase (decrease) in cash and cash equivalents .................             5           (645)           114
Cash and cash equivalents, beginning of year .........................            22            667            553
                                                                            --------------------------------------
Cash and cash equivalents, end of year ...............................      $     27       $     22       $    667
                                                                            ======================================

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

T.  Quarterly Financial Data (Unaudited)

                                                                 Quarter ended
                                           ----------------------------------------------------------
                                                      2005                          2006
                                           ----------------------------------------------------------
                                           September 30   December 31        March 31        June 30
                                           ----------------------------------------------------------
                                                   (In thousands, except per share amounts)
Total interest and dividend income .....   $     27,683   $     28,350   $     28,973   $     30,270
Total interest expense .................         17,491         18,715         19,762         21,814
                                           ----------------------------------------------------------
Net interest and dividend income .......         10,192          9,635          9,211          8,456
Non-interest income ....................          3,986          1,099          1,215          1,213
Non-interest expenses ..................          7,753          5,388          5,660          5,397
Income tax expense .....................          2,293          1,892          1,717          1,509
                                           ----------------------------------------------------------
   Net income ..........................   $      4,132   $      3,454   $      3,049   $      2,763
                                           ==========================================================

Net income per common share:
   Basic ...............................   $       0.31   $       0.26   $       0.24   $       0.21
                                           ==========================================================
   Diluted .............................   $       0.30   $       0.26   $       0.23   $       0.21
                                           ==========================================================


                                                                 Quarter ended
                                           ----------------------------------------------------------
                                                      2004                           2005
                                           ----------------------------------------------------------
                                           September 30    December 31       March 31        June 30
                                           ----------------------------------------------------------
                                                    (In thousands, except per share amounts)
Total interest and dividend income .....   $     25,805   $     25,999   $     26,167   $     26,751
Total interest expense .................         14,734         15,060         15,300         16,290
                                           ----------------------------------------------------------
Net interest and dividend income .......         11,071         10,939         10,867         10,461
Non-interest income ....................          1,100          1,355          1,244          1,297
Non-interest expenses ..................          6,119          6,181          6,143          5,728
Income tax expense .....................          2,264          2,133          2,114          2,158
                                           ----------------------------------------------------------
   Net income ..........................   $      3,788   $      3,980   $      3,854   $      3,872
                                           ==========================================================

Net income per common share:
   Basic ...............................   $       0.28   $       0.29   $       0.28   $       0.29
                                           ==========================================================
   Diluted .............................   $       0.27   $       0.28   $       0.28   $       0.28
                                           ==========================================================

               PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

U. Restatement of Prior Year Consolidated Statement of Cash Flow

The Consolidated Statement of Cash Flows for the year ended June 30, 2004 was restated in the Company's fiscal 2005 Form 10-K to correct the classification of sales of loans initially originated by the Company for retention in its portfolio (as opposed to loans originated for the purpose of resale). Such cash flows had been accounted for in the Consolidated Statement of Cash Flows as operating activities and should have been reported as investing activities in accordance with Statement of Financial Accounting Standards No. 102, "Statement of Cash Flows, Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale."

The following table sets forth the data as previously reported in the Company's fiscal 2004 Form 10-K and the data as adjusted:

                                                                   For the year ended June 30, 2004
                                                                   ---------------------------------
                                                                    As Previously
                                                                      Reported         As Restated
                                                                   ---------------------------------
                                                                             (In thousands)
Cash Flows from Operating Activities:
    Proceeds from sales of loans held for sale ..................   $      88,214    $      48,667
    Originations of loans held for sale .........................              --          (42,266)
    Net cash provided by operating activities ...................          97,805           15,992

Cash Flows from Investing Activities:
    Net outflow from loan originations net of
        principal repayments of loans ...........................         (99,034)         (56,769)
    Proceeds from loans sold ....................................           3,181           42,729
    Net cash used in investing activities .......................        (249,596)        (167,783)

Supplemental Schedule of Non-Cash Activities:
    Transfer of  loans receivable to loans held for sale, at cost          76,142           33,876

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

No information is required to be disclosed under this item.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Act")) was carried out as of June 30, 2006 under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b) Changes in Internal Controls:

During the quarter ended June 30, 2006, no change occurred in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Information Concerning Directors and Executive Officers

Information required by this item concerning Directors of the Registrant is incorporated herein by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 26, 2006, except for information contained under the headings "Audit Committee Reports," "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year. For information required by this item concerning Executive Officers of the Registrant who are not also Directors, see "Executive Officers" in Part I of this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Information required by this item concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by Directors, Officers and ten percent beneficial owners of the Registrant is incorporated herein by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 26, 2006, a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

Item 11. Executive Compensation

Information required by this item concerning executive compensation is incorporated herein by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 26, 2006, except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 26, 2006, except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

The following table sets forth information as of June 30, 2006 with respect to compensation plans under which shares of Company common stock were issued.



                                           Equity Compensation Plan Information

                                                                                                          Number of Shares
                                                                                                         Remaining Available
                                                                                                         for Future Issuance
                                                                                                            Under Equity
                                                   Number of Shares to                                   Compensation Plans
                                                     be Issued Upon            Weighted Average           (Excluding Shares
                                                       Exercise of             Exercise Price of          Reflected in the
Plan Category                                      Outstanding Options        Outstanding Options           First Column)
--------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved
   by stockholders(1) .......................         899,146                     $8.43                         --
Equity compensation plans not approved
   by stockholders ..........................             N/A                       N/A                         N/A
Total .......................................         899,146                     $8.43                         --

-----------------------
(1) The only equity compensation plan approved by stockholders under which there are outstanding awards is the Company's 1994 Stock Option and Incentive Plan.

Item 13. Certain Relationships and Related Transactions

Information required by this item concerning certain relationships and related transactions is incorporated herein by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 26, 2006, except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Stock Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14. Principal Accountants Fees and Services

Information required by this item concerning principal accountants fees and services is incorporated herein by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 26, 2006, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules

      (a) (1) Financial Statements:

      The following information appearing in Part II, Item 8 of this Form 10-K is incorporated herein by reference.

      Reports of Independent Registered Public Accounting Firms
            Consolidated  Statements of Financial Condition at June 30, 2006 and
             2005
            Consolidated Statements of Income for the Years Ended June 30, 2006,
             2005 and 2004
            Consolidated  Statements of Comprehensive Income for the Years Ended
             June 30, 2006, 2005 and 2004
            Consolidated  Statements of Changes in Stockholders'  Equity for the
             Years Ended June 30, 2006, 2005 and 2004
            Consolidated  Statements  of Cash Flows for the Years Ended June 30,
             2006, 2005 and 2004
            Notes to Consolidated Financial Statements

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

(a) (3) Exhibits:

                                                    Exhibit Index

   Regulation                                                                                                         Reference to
      S-K                                                                                                              Prior Filing
    Exhibit                                                                                                             or Exhibit
    Number                                             Document                                                          Number
------------------------------------------------------------------------------------------------------------------------------------
     2         Plan of acquisition, reorganization, arrangement, liquidation or succession                                None
     3 (i)     Articles of Incorporation                                                                                   (a)
     3 (ii)    Bylaws                                                                                                      (a)
     4         Instruments defining the rights of security holders, including indentures                                   (b)
     4 (i)     Stockholder Protection Rights Agreement                                                                     (c)
    10         Material contracts:
               (i) 1994 Amended and Restated Stock Option and Incentive Plan                                               (d)
               (ii) Employment Agreement with Joseph L. LaMonica                                                           (e)
               (iii) Employment Agreement with Patrick D. McTernan                                                         (e)
               (iv) Employment Agreement with Jeffrey J. Carfora                                                           (e)
               (v) Employment Agreement with Claire M. Chadwick                                                            (e)
               (vi) Employment Agreement with Maria F. Magurno                                                             (e)
               (vii) Supplemental Executive Retirement Plan                                                                (f)
                     (a) First Amendment to the Supplemental Executive Retirement Plan                                     (g)
                     (b) Second Amendment to the Supplemental Executive Retirement Plan                                    (h)
               (viii) Amended and Restated Supplemental Executive Death Benefit Plan                                       (h)
               (ix) Outside Directors' Retirement Plan                                                                     (f)
               (x) Form of Consulting Agreement                                                                            (f)
               (xi) Description of Named Executive Officer Salary and Bonus Arrangements                                   (i)
               (xii) Description of Director Fees                                                                          (i)
               (xiii) Description of Long-Term Care Insurance Program                                                      (i)
    11         Statement re: computation of per share earnings                                                             (j)
    12         Statements re: computation ratios                                                                            12
    14         Code of Ethics                                                                                              (k)
    16         Letter re: change in certifying accountant                                                                 None
    18         Letter re: change in accounting principles                                                                 None
    19         Report furnished to security holders                                                                       None
    21         Subsidiaries of the registrant                                                                              21
    22         Published report regarding matters submitted to vote of security holders                                   None
    23         Consents of independent registered public accounting firm and counsel
                   (a) Consent of KPMG LLP                                                                                23.1
                   (b) Consent of Deloitte & Touche LLP                                                                   23.2
    24         Power of Attorney                                                                                          None
    31.1       Certification Required by Securities Exchange Act of 1934 Rule 13a-14(a) (Chief Executive Officer)         31.1
    31.2       Certification Required by Securities Exchange Act of 1934 Rule 13a-14(a) (Chief Financial Officer)         31.2
    32         Certifications Required by Section 1350 of Title 18 of the United States Code                               32
    99         Additional Exhibits                                                                                   Not applicable

-----------------------------

   (a)Included as an appendix to the Company's definitive proxy statement under the Securities Exchange Act of 1934, filed with the Securities and Exchange Commission on September 22, 2003 (File No. 0-24040). Such previously filed document is hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

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

   (d)Filed as an exhibit to the Company's Form 10-K under the Securities Exchange Act of 1934, filed with the Securities and Exchange Commission on September 24, 2001 (File No. 0-24040). Such previously filed document is hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

   (e)Filed as an exhibit to the Company's Current Report on Form 8-K under the Securities Exchange Act of 1934, filed with the Securities and Exchange Commission on September 15, 2004 (File No. 0-24040). Such previously filed document is hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

   (f)Filed as an exhibit to the Company's Form 10-K under the Securities Exchange Act of 1934, filed with the Securities and Exchange Commission on September 22, 2003 (File No. 0-24040). Such previously filed document is hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

   (g)Filed as an exhibit to the Company's Form 10-Q under the Securities Exchange Act of 1934, filed with the Securities and Exchange Commission on February 17, 2004 (File No. 0-24040). Such previously filed document is hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

   (h)Filed as exhibits to the Company's Current Report on Form 8-K under the Securities Exchange Act of 1934, filed with the Securities and Exchange Commission on February 14, 2005 (File No. 0-24040). Such previously filed document is hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

   (i)Filed as an exhibit to the Company's Form 10-K under the Securities Exchange Act of 1934, filed with the Securities and Exchange Commission on September 13, 2005 (File No. 0-24040). Such previously filed document is hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

   (j)Refer to Note O - Computation of Earnings Per Share ("EPS") in the Notes to Consolidated Financial Statements included in the June 30, 2006 Form 10-K.

   (k)Available on the Company's website at www.pennfsb.com.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  PENNFED FINANCIAL SERVICES, INC.



Date: September 13, 2006                          By:   /s/ Joseph L. LaMonica
                                                      ---------------------------------
                                                        Joseph L. LaMonica
                                                        President and Chief
                                                        Executive Officer
                                                        (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By: /s/ Joseph L. LaMonica                        By: /s/ William C. Anderson
    ------------------------------------------        ---------------------------------
      Joseph L. LaMonica                                William C. Anderson
      President, Chief Executive Officer                Chairman of the Board
      and Director
      (Principal Executive Officer)

Date: September 13, 2006                          Date: September 13, 2006


By: /s/ Patrick D. McTernan                       By: /s/ Amadeu L. Carvalho
    ------------------------------------------        ---------------------------------
      Patrick D. McTernan                               Amadeu L. Carvalho
      Senior Executive Vice President, General          Director
      Counsel, Secretary and Director

Date: September 13, 2006                          Date: September 13, 2006


By: /s/ Marvin D. Schoonover                      By: /s/ Mario Teixeira, Jr.
    ------------------------------------------        --------------------------------
      Marvin D. Schoonover                              Mario Teixeira, Jr.
      Director                                          Director

Date: September 13, 2006                          Date: September 13, 2006


By: /s/ Claire M. Chadwick
    ------------------------------------------
      Claire M. Chadwick
      Senior Executive Vice President,
      Chief Financial Officer and Controller
      (Principal Financial and Accounting Officer)

Date: September 13, 2006
