Form 10-Q
period 2006-09-30
PENNFED FINANCIAL SERVICES INC
filed 2006-11-09
CIK 920945

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006
                               ----------------------------------------------------------------------

                                       or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                                     to
                               ------------------------------------  --------------------------------

Commission File Number:  0-24040
                        -----------------------------------------------------------------------------

                                   PENNFED FINANCIAL SERVICES, INC.
-----------------------------------------------------------------------------------------------------
                        (Exact name of registrant as specified in its charter)

                         Maryland                                             22-3297339
-----------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)   (I.R.S. Employer Identification No.)

622 Eagle Rock Avenue, West Orange, New Jersey                                 07052-2989
-----------------------------------------------------------------------------------------------------
  (Address of principal executive offices)                                     (Zip Code)

                                            (973) 669-7366
-----------------------------------------------------------------------------------------------------
                         (Registrant's telephone number, including area code)

                                                 N/A
-----------------------------------------------------------------------------------------------------
          (Former name, former address and former fiscal year, if changed since last report)

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
YES  X . NO    .
    ---     ---

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   .   Accelerated filer X .  Non-accelerated filer    .
                       ---                     ---                         ---

      Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). YES   .  NO  X .
                                               ---      ---

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
                         ---     ---

      As of November 3, 2006, there were issued and outstanding 12,836,822 shares of the Registrant's Common Stock.


                                  PennFed Financial Services, Inc. and Subsidiaries
                                                      Form 10-Q

                                                 Contents of Report

                                                                                                               Page
                                                                                                             Number
                                                                                                             ------
PART I - FINANCIAL INFORMATION
------------------------------

   Item 1. - Financial Statements

        Consolidated Statements of Financial Condition - September 30, 2006 (unaudited) and June 30, 2006         3

        Consolidated Statements of Income (unaudited) - For the three months ended September 30, 2006
            and 2005                                                                                              4

        Consolidated Statements of Comprehensive Income (unaudited) - For the three months ended
            September 30, 2006 and 2005                                                                           5

        Consolidated Statements of Changes in Stockholders' Equity (unaudited) - For the three months ended
            September 30, 2006 and 2005                                                                           6

        Consolidated Statements of Cash Flows (unaudited) - For the three months ended September 30, 2006
            and 2005                                                                                              7

         Notes to Consolidated Financial Statements (unaudited)                                                   9

   Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations               12

   Item 3. - Quantitative and Qualitative Disclosures About Market Risk                                          23

   Item 4. - Controls and Procedures                                                                             23

PART II - OTHER INFORMATION
---------------------------

   Item 1. - Legal Proceedings                                                                                   25

   Item 1A. - Risk Factors                                                                                       25

   Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds                                         25

   Item 3. - Defaults Upon Senior Securities                                                                     25

   Item 4. - Submission of Matters to a Vote of Security Holders                                                 25

   Item 5. - Other Information                                                                                   25

   Item 6. - Exhibits                                                                                            25

SIGNATURES                                                                                                       26
----------

EXHIBITS
--------

   Exhibit Index                                                                                                 27

   Exhibit 31.1 - Certifications Required by Securities Exchange Act of 1934 Rule 13a-14(a)
      (Chief Executive Officer)                                                                                  29

   Exhibit 31.2 - Certifications Required by Securities Exchange Act of 1934 Rule 13a-14(a)
      (Chief Financial Officer)                                                                                  30

   Exhibit 32 - Certifications Required by Section 1350 of Title 18 of the United States Code                    31

PART I - Financial Information
Item 1.  Financial Statements

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

                                                                                   September 30,        June 30,
                                                                                       2006               2006
                                                                                   -------------      -----------
                                                                                    (unaudited)
                                                                                        (Dollars in thousands)
ASSETS
Cash and cash equivalents ...................................................      $      18,645      $    16,614
Investment securities available for sale, at market value, amortized cost of
      $5,110 and $5,053 at September 30, 2006 and June 30, 2006 .............              5,114            4,936
Investment securities held to maturity, at amortized cost, market value of
      $431,542 and $420,663 at September 30, 2006 and June 30, 2006 .........            440,328          440,360
Mortgage-backed securities held to maturity, at amortized cost, market value
      of $59,319 and $60,893 at September 30, 2006 and June 30, 2006 ........             60,293           62,963
Loans held for sale .........................................................                285              217
Loans receivable, net of allowance for loan losses of $5,865 and $5,888
      at September 30, 2006 and June 30, 2006 ...............................          1,713,001        1,684,007
Premises and equipment, net .................................................             19,301           20,415
Federal Home Loan Bank of New York stock, at cost ...........................             26,511           27,714
Accrued interest receivable, net ............................................             11,557           11,145
Bank owned life insurance ("BOLI") ..........................................             31,466           31,168
Other assets ................................................................              7,761            6,971
                                                                                   -------------      -----------
                                                                                   $   2,334,262      $ 2,306,510
                                                                                   =============      ===========
LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
      Deposits ..............................................................      $   1,501,806      $ 1,414,588
      Federal Home Loan Bank of New York advances ...........................            465,000          465,465
      Other borrowings ......................................................            179,164          240,193
      Junior Subordinated Deferrable Interest Debentures, net of unamortized issuance expenses of $1,162 and $1,174 at September 30, 2006 and
        June 30, 2006 .......................................................             42,138           42,126
      Mortgage escrow funds .................................................             11,727           11,877
      Accounts payable and other liabilities ................................             10,045            8,840
                                                                                   -------------      -----------
      Total liabilities .....................................................          2,209,880        2,183,089
                                                                                   -------------      -----------

Stockholders' Equity:
      Serial preferred stock, $.01 par value, 7,000,000 shares authorized,
          no shares issued ..................................................                 --               --
      Common stock, $.01 par value, 15,000,000 shares authorized, 12,836,722 and 12,864,047 shares issued and outstanding at September 30, 2006
           and June 30, 2006 ................................................                129              129
      Additional paid-in capital ............................................             38,387           38,325
      Retained earnings .....................................................             85,864           85,036
      Accumulated other comprehensive income (loss), net of taxes ...........                  2              (69)
                                                                                   -------------      -----------
      Total stockholders' equity ............................................            124,382          123,421
                                                                                   -------------      -----------
                                                                                   $   2,334,262      $ 2,306,510
                                                                                   =============      ===========

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

                                                              Three months ended September 30,
                                                              --------------------------------
                                                                  2006               2005
                                                               -----------       ------------
                                                               (Dollars in thousands, except
                                                                      per share amounts)
Interest and Dividend Income:
      Interest and fees on loans .......................       $    23,705       $     20,456
      Interest and dividends on investment securities ..             6,743              6,263
      Interest on mortgage-backed securities ...........               795                964
                                                               -----------       ------------
                                                                    31,243             27,683
                                                               -----------       ------------

Interest Expense:
      Deposits .........................................            13,694              9,257
      Borrowed funds ...................................             9,016              7,375
      Junior subordinated deferrable interest debentures             1,005                859
                                                               -----------       ------------
                                                                    23,715             17,491
                                                               -----------       ------------
Net Interest and Dividend Income Before Provision
      for Loan Losses ..................................             7,528             10,192
Provision for Loan Losses ..............................                --                 --
                                                               -----------       ------------
Net Interest and Dividend Income After Provision
      for Loan Losses ..................................             7,528             10,192
                                                               -----------       ------------
Non-Interest Income:
      Fees and service charges .........................               725              3,470
      Income on BOLI ...................................               298                216
      Net gain on sales of loans .......................                 9                122
      Net gain (loss) from real estate owned ...........                22                 (3)
      Other ............................................               418                181
                                                               -----------       ------------
                                                                     1,472              3,986
                                                               -----------       ------------
Non-Interest Expenses:
      Compensation and employee benefits ...............             2,990              3,259
      Equipment ........................................               593                971
      Net occupancy expense ............................               587                585
      Extinguishment of debt ...........................                --              1,351
      Advertising ......................................               120                134
      Federal deposit insurance premium ................                43                 42
      Other ............................................             1,252              1,411
                                                               -----------       ------------
                                                                     5,585              7,753
                                                               -----------       ------------

Income Before Income Taxes .............................             3,415              6,425
Income Tax Expense .....................................             1,151              2,293
                                                               -----------       ------------
Net Income .............................................       $     2,264       $      4,132
                                                               ===========       ============

Weighted average number of common shares outstanding:
      Basic ............................................        12,861,988         13,263,506
                                                               ===========       ============
      Diluted ..........................................        13,177,415         13,700,349
                                                               ===========       ============

Net income per common share:
      Basic ............................................       $      0.18       $       0.31
                                                               ===========       ============
      Diluted ..........................................       $      0.17       $       0.30
                                                               ===========       ============

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)

                                                                Three months ended September 30,
                                                                --------------------------------
                                                                      2006          2005
                                                                    -------       -------
                                                                        (In thousands)
Net income ..................................................       $ 2,264       $ 4,132
Other comprehensive income (loss), net of tax:
   Unrealized holding gains (losses) arising during period on
    investment securities available for sale, net of tax ....            71           (54)
                                                                    -------       -------
Comprehensive income ........................................       $ 2,335       $ 4,078
                                                                    =======       =======

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity (unaudited)


                                                       For the Three Months Ended September 30, 2006 and 2005
                                                       ------------------------------------------------------

                                                                                                  Accumulated
                                           Serial                   Additional                       Other
                                         Preferred      Common        Paid-In      Retained      Comprehensive
                                           Stock        Stock         Capital      Earnings      Income (Loss)       Total
                                         ----------   ----------    -----------   -----------    --------------    ----------
                                                            (Dollars in thousands, except per share amounts)
Balance at June 30, 2005 .........       $       --   $      133    $    39,092   $    84,734    $           95    $  124,054
Repurchase of 70,600
  outstanding shares .............                            (1)          (176)       (1,183)                         (1,360)
Issuance of 1,818 shares of
  stock for options exercised and
  Dividend Reinvestment Plan
  ("DRP") ........................                                            5             1                               6
Cash dividends of $0.07 per
  common share ...................                                                       (908)                           (908)
Unrealized holding losses on
  investment securities available
  for sale, net of income taxes
  of $(38) .......................                                                                         (54)           (54)
Net income for the three months
  ended September 30, 2005 .......                                                      4,132                           4,132
                                         ----------   ----------    -----------   -----------    --------------    ----------
Balance at September 30, 2005 ....       $       --   $      132    $    38,921   $    86,776    $           41    $  125,870
                                         ==========   ==========    ===========   ===========    ==============    ==========

Balance at June 30, 2006 .........       $       --   $      129    $    38,325   $    85,036    $          (69)   $  123,421
Repurchase of 44,800
  outstanding shares .............                                         (112)         (651)                           (763)
Issuance of 17,475 shares of
  stock for options exercised and
  DRP .............................                                          44            95                             139
Tax benefit from stock option plan                                          130                                           130
Cash dividends of $0.07 per
  common share ...................                                                       (880)                           (880)
Unrealized holding gains on
  investment securities available
  for sale, net of income taxes
  of $50 .........................                                                                           71            71
Net income for the three months
  ended September 30, 2006 .......                                                      2,264                           2,264
                                         ----------   ----------    -----------   -----------    --------------    ----------
Balance at September 30, 2006 ....       $       --   $      129    $    38,387   $    85,864    $            2    $  124,382
                                         ==========   ==========    ===========   ===========    ==============    ==========

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

                                                                                Three months ended September 30,
                                                                                --------------------------------
                                                                                      2006            2005
                                                                                    --------        --------
                                                                                         (In thousands)
Cash Flows from Operating Activities:
      Net income .............................................................      $  2,264        $  4,132
      Adjustments to reconcile net income to net cash provided by operating activities:
      Net gain on sales of loans ............................................             (9)           (122)
      Proceeds from sales of loans originated for sale ......................            862           2,463
      Originations of loans held for sale ...................................           (927)         (2,389)
      Net gain on sales of real estate owned ................................            (22)             --
      Net gain on sales of premises and equipment ...........................           (219)             --
      Amortization of investment and mortgage-backed securities premium, net              36             184
      Depreciation and amortization .........................................            482             864
      Tax benefit related to stock options ..................................           (130)             --
      Amortization of premiums on loans and loan fees .......................            491             538
      Amortization of junior subordinated debentures issuance costs .........             12              11
      Income on BOLI ........................................................           (298)           (216)
      (Increase) decrease in accrued interest receivable, net of accrued
        interest payable ....................................................          1,129            (136)
      (Increase) decrease in other assets ...................................           (790)            385
      Increase (decrease) in accounts payable and other liabilities .........          1,285          (3,372)
      Increase (decrease) in mortgage escrow funds ..........................           (150)             26
                                                                                    --------        --------
      Net cash provided by operating activities .............................          4,016           2,368
                                                                                    --------        --------

Cash Flows from Investing Activities:
      Proceeds from sales of premises and equipment .........................          1,145              --
      Purchases of investment securities held to maturity ...................             --         (14,976)
      Purchases of investment securities available for sale .................            (57)            (48)
      Proceeds from principal repayments of mortgage-backed securities
         held to maturity ...................................................          2,666           4,776
      Net outflow from loan originations net of principal repayments of loans        (26,021)        (77,249)
      Proceeds from loans sold ..............................................          1,969          18,516
      Purchases of loans ....................................................         (5,427)             --
      Purchases of premises and equipment ...................................           (294)           (311)
      Net inflow from real estate owned activity ............................             22             116
     (Purchases) redemptions of Federal Home Loan Bank of New York stock ....           1,203          (2,195)
                                                                                    --------        --------
      Net cash used in investing activities .................................        (24,794)        (71,371)
                                                                                    --------        --------

Cash Flows from Financing Activities:
      Net increase in deposits ..............................................         85,677          23,701
      Proceeds from advances from the Federal Home Loan Bank of New York
         and other borrowings ...............................................         30,000          55,000
      Repayment of advances from the Federal Home Loan Bank of New
        York and other borrowings ...........................................        (39,940)        (45,000)
      Increase (decrease) in other short term borrowings ....................        (51,554)         40,182
      Cash dividends paid ...................................................           (880)           (908)
      Repurchases of outstanding shares, net of reissuances .................           (624)         (1,354)
      Tax benefit related to stock options ..................................            130              --
                                                                                    --------        --------
      Net cash provided by financing activities .............................         22,809          71,621
                                                                                    --------        --------
Net Increase in Cash and Cash Equivalents ...................................          2,031           2,618
Cash and Cash Equivalents, Beginning of Period ..............................         16,614          15,220
                                                                                    --------        --------
Cash and Cash Equivalents, End of Period ....................................       $ 18,645        $ 17,838
                                                                                    ========        ========

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued) (unaudited)

                                                                                       Three months ended September 30,
                                                                                       --------------------------------
                                                                                              2006           2005
                                                                                            --------       --------
                                                                                                 (In thousands)
Supplemental Disclosures of Cash Flow Information:
      Cash paid during the period for:
      Interest ......................................................................       $ 21,586       $ 16,363
                                                                                            ========       ========
      Income taxes ..................................................................       $     24       $    665
                                                                                            ========       ========

Supplemental Schedule of Non-Cash Activities:
      Transfer of loans receivable to loans held for sale, at lower of cost or market       $  1,963       $ 14,578
                                                                                            ========       ========
      Transfer of loans receivable to real estate owned, net ........................       $     --       $    477
                                                                                            ========       ========

See notes to consolidated financial statements.

                PENNFED FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. Basis of Presentation

The interim consolidated financial statements of PennFed Financial Services, Inc. ("PennFed") and subsidiaries (with its subsidiaries, the "Company") include the accounts of PennFed and its subsidiaries (including Penn Federal Savings Bank (the "Bank")). These consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim consolidated financial statements included herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2006. The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The interim results of operations presented are not necessarily indicative of the results for the full year. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reporting period and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

2. Supplemental Executive Retirement Plan and Directors' Retirement Plan

The Company currently provides for a Supplemental Executive Retirement Plan ("SERP") and a Directors' Retirement Plan ("DP") for certain key executive employees and directors. Benefits provided are based primarily on years of service and compensation or fees. Both plans are unfunded and at September 30, 2006, the benefit obligations of $2,923,000 are included in Accounts payable and other liabilities in the Consolidated Statements of Financial Condition. At September 30, 2006, the assumptions used in calculating the benefit obligations included a 4% compensation increase rate and a discount rate of 6%. At September 30, 2005, the assumptions used in calculating the benefit obligation included a 4% compensation increase rate and a discount rate of 5%. The accounting for these postretirement benefits is in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions." The Company has not made, and does not expect to make, any contributions to these plans during the fiscal year ending June 30, 2007.

Net periodic pension cost for the Company's SERP and DP included the following components:

                                           Three months ended September 30,
                                        ---------------------------------------
                                              2006                   2005
                                        -----------------     -----------------
                                        SERP         DP       SERP         DP
                                        ----        ----      ----        ----
                                                    (In thousands)

Service cost .....................       $ 36       $ --       $273       $ 33
Interest cost ....................         40          6         16          2
Amortization of prior service cost         28          7          6          1
Loss recognized ..................          1         --         --         --
                                         ----       ----       ----       ----
Net periodic pension expense .....       $105       $ 13       $295       $ 36
                                         ====       ====       ====       ====

3. Computation of Earnings Per Share ("EPS")

The computation of EPS is presented in the following table.

                                                Three months ended September 30,
                                                --------------------------------
                                                   2006              2005
                                                -----------       -----------
                                                (Dollars in thousands, except
                                                       per share amounts)

Net income ...................................  $     2,264       $     4,132
                                                ===========       ===========

Number of shares outstanding:
Weighted average shares issued and outstanding   12,861,988        13,263,506
Plus: Average common stock equivalents .......      315,427           436,843
                                                -----------       -----------
Average diluted shares .......................   13,177,415        13,700,349
                                                ===========       ===========

Earnings per common share:
        Basic ................................  $      0.18       $      0.31
                                                ===========       ===========
        Diluted ..............................  $      0.17       $      0.30
                                                ===========       ===========

4. Stockholders' Equity and Regulatory Capital

During the three months ended September 30, 2006, the Company repurchased 44,800 shares of its outstanding common stock at prices ranging from $16.19 to $17.79 per share, for a total cost of $763,000.

The Bank's regulatory capital amounts and ratios are presented in the following table.

                                                                                                        To Be Well
                                                                          For Minimum                Capitalized Under
                                                                        Capital Adequacy             Prompt Corrective
                                                 Actual                     Purposes                 Action Provisions
                                         ----------------------       ----------------------       ---------------------
                                          Amount        Ratio          Amount        Ratio          Amount        Ratio
                                         --------      --------       --------      --------       --------      --------
                                                                      (Dollars in thousands)
As of September 30, 2006
Tangible capital, and ratio to
   adjusted total assets ..........      $167,302          7.17%      $ 35,001          1.50%           N/A           N/A
Tier I (core) capital, and ratio to
   adjusted total assets ..........      $167,302          7.17%      $ 93,337          4.00%      $116,671          5.00%
Tier I (core) capital, and ratio to
   risk-weighted assets ...........      $167,302         12.98%           N/A           N/A       $ 77,353          6.00%
Risk-based capital, and ratio to
   risk-weighted assets ...........      $173,170         13.43%      $103,138          8.00%      $128,922         10.00%

As of June 30, 2006
Tangible capital, and ratio to
   adjusted total assets ..........      $168,746          7.33%      $ 34,535          1.50%           N/A           N/A
Tier I (core) capital, and ratio to
   adjusted total assets ..........      $168,746          7.33%      $ 92,094          4.00%      $115,117          5.00%
Tier I (core) capital, and ratio to
   risk-weighted assets ...........      $168,746         13.34%           N/A           N/A       $ 75,871          6.00%
Risk-based capital, and ratio to
   risk-weighted assets ...........      $174,633         13.81%      $101,161          8.00%      $126,451         10.00%

The previous table reflects information for the Bank. Savings and loan holding companies, such as PennFed, are not subject to capital requirements for capital adequacy purposes or for prompt corrective action requirements. Bank holding companies, however, are subject to capital requirements established by the Board of Governors of the Federal Reserve System.

5. Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements but does not require new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158"). SFAS 158 requires employers to recognize on the balance sheet the funded status of pension and other postretirement benefit plans. SFAS 158 will also require fiscal year end measurements of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible; however, the measurement date requirement will not be effective until fiscal years beginning after December 15, 2008. SFAS 158 amends FASB Statements No. 87, 88, 106 and 132(R) but retains most of their measurement and disclosure guidance and will not change the amounts recognized in the income statement as net periodic benefit cost. Recognition on the balance sheet of the funded status of plans and the related disclosure provisions as required by SFAS 158 are effective as of the end of the fiscal year ending after December 15, 2006. The Company does not expect the adoption of SFAS 158 to have a material impact on its consolidated financial statements.

In September 2006, the SEC released SEC Staff Accounting Bulletin No. 108 ("SAB 108"), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 addresses how uncorrected errors in previous years should be considered when quantifying errors in current year financial statements. SAB 108 requires registrants to consider the effect of all carry over and reversing effects of prior year misstatements when quantifying errors in current year financial statements, but does not change the SEC staff's previous guidance on evaluating the materiality of misstatements. The financial statements of a registrant would require adjustment if either approach resulted in a misstatement that is material, considering all relevant quantitative and qualitative factors. SAB 108 allows registrants to record the effect of adopting the guidance as a one-time cumulative effect adjustment to beginning of the year retained earnings. SAB 108 is effective in the first fiscal year ending after November 15, 2006. The Company does not expect the adoption of SAB 108 to have a material impact on its consolidated financial statements.

In September 2006, the Emerging Issues Task Force ("EITF") of the FASB discussed public comments received on EITF Issue No. 06-4, "Accounting for Deferred Compensation and Post-Retirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements." On September 7, 2006, the EITF agreed to clarify certain points based on public comments. The EITF reached a consensus that an employer should recognize a liability for future benefits under FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," or APB Opinion No. 12, "Omnibus Opinion - 1967," for an endorsement split-dollar life insurance arrangement subject to EITF Issue No. 06-4. This liability is to be based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007. Early adoption is permitted as of the beginning of an entity's fiscal year. Entities should recognize the effects of applying the consensus on this issue as a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption. Retrospective application to all prior periods is permitted. The Company is currently evaluating the impact of the adoption of EITF Issue No. 06-4 on its consolidated financial statements.

6. Subsequent Event - Merger Agreement

On November 2, 2006, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with New York Community Bancorp, Inc. ("NYCB"), pursuant to which the Company will be merged into NYCB (the "Merger"). It is expected that concurrent with or immediately after the Merger, the Bank will be merged into New York Community Bank, a wholly owned subsidiary of NYCB. Upon completion of the Merger, the holders of the Company's common stock will be entitled to receive, for each share of Company common stock held, 1.222 shares of NYCB common stock, with cash paid in lieu of fractional NYCB shares. The Merger is subject to the approval of the Company's stockholders, the receipt of regulatory approvals and the satisfaction of other customary closing conditions. It is currently expected that the Merger will be completed late in the quarter ending March 31, 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. While the Company bases estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates. Management believes the following policies are both important to the reported financial condition and results of operations and require subjective judgments and are, therefore, considered critical accounting policies.

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

Accounting for Income Taxes - In accounting for income taxes, the Company records amounts that represent taxes payable for the current year as well as deferred tax assets and liabilities arising from transactions that have differing effects for financial statements and tax returns. Judgment is required in assessing the future tax effects of transactions that have been recognized in the Company's consolidated financial statements or tax returns. Fluctuations in the actual tax effects in future years could have an impact on the Company's consolidated financial condition or results of operations.

Asset Impairment Judgments - The Company periodically performs analyses to test for impairment of various assets.

When necessary, valuation allowances are established to recognize impairment of assets. In addition to the impairment analyses related to loans, additional impairment analysis is conducted as it relates to the value of other than temporary declines in the value of the investment and mortgage-backed securities portfolios.

Investments securities available for sale are carried at market value, with unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income (loss) in stockholders' equity. Investment and mortgage-backed securities held to maturity are carried at amortized cost as the Company has both the ability and intent to hold the securities to maturity. The Company conducts a periodic review and evaluation of the investment and mortgage-backed securities portfolios to determine if the value of any security has declined below its carrying value and whether such decline is other than temporary.

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

Forward-Looking Statements

When used in this Form 10-Q and in future filings by the Company with the SEC, in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties, including, among other things, the possibility that the Merger with NYCB will occur later than currently anticipated or not at all, changes in economic and competitive conditions in the Company's market area, changes in laws and regulations and in policies by regulatory agencies, fluctuations in interest rates and demand for loans in the Company's market area, the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses, the Company's ability to attract and retain depositors and to obtain cost-effective funding, the relationship of short-term interest rates to long-term interest rates and the Company's ability to manage its interest rate risk, competition and terrorist acts that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above, as well as other factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake - and specifically declines any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of these statements or to reflect the occurrence of anticipated or unanticipated events.

Overview

The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Company currently has 24 full service branch offices located in New Jersey. The Company attracts deposits from the general public and uses these deposits, together with brokered deposits, borrowings and other funds, to originate and purchase one- to four-family residential mortgage loans, and, to a lesser extent, to originate commercial and multi-family real estate and consumer loans. The Company also invests in mortgage-backed securities secured by one- to four-family residential mortgages and U.S. government sponsored agency obligations. Through a relationship with an unaffiliated third party, the Company offers insurance and uninsured non-deposit investment products to the Company's customers and members of the general public. A wholly-owned subsidiary of the Company participates in the ownership of a title insurance agency.

The Company's loan portfolio growth is dependent primarily on its ability to provide the products and services that meet the needs of the customers in its market area. The Company offers fixed rate, adjustable rate and balloon mortgage loans for residential and commercial purposes, as well as home equity, consumer loans and non-mortgage business loans, with a variety of terms. Residential first mortgage loans are the largest part of the portfolio, representing approximately 77.1% at September 30, 2006. The level of interest rates also has a significant impact on the ability of the Company to originate loans and on the amount of prepayment activity experienced by the Company. Since June 30, 2006, the Company's net loans receivable and loans held for sale increased $29.1 million. This increase was primarily attributable to lower levels of prepayments and the consistent level of consumer loan originations, when compared to the prior year period. During the three months ended September 30, 2006, the Company sold $2.8 million of primarily fixed rate loans as a means to assist in the management of interest rate risk.

The retention and the recruitment of profitable deposit customers is vital to PennFed's ability to generate liquid funds and to generate non-interest income. The number of deposit accounts at September 30, 2006 was relatively the same as the number of deposit accounts at June 30, 2006; however, the average deposit balances per account, excluding wholesale certificates of deposit, has increased 6.1% since June 30, 2006. The Company offers a number of different deposit products and uses this product mix, along with a strong focus on customer service, to attract customers and to build depositor relationships. The level of interest rates also significantly affects the level of the Company's deposits. Since June 30, 2006, deposits increased $87.2 million, primarily due to an increase in certificates of deposit as well as an increase in checking and money market accounts partially offset by a decrease in savings accounts.

The Company's future loan and deposit growth is, to a large extent, directly tied to the level of interest rates. If long-term interest rates rise, loan origination levels may decline. Growth in the loan pipeline will depend on the Company's ability to successfully seek out customers in spite of the higher cost of borrowing for the customer and competition from other lenders. Loan growth driven by borrower demand also will depend on the strength of the economy in the Company's market area. With rising interest rates and/or deteriorating economic conditions, loan origination volumes would likely be lower than recent periods and a reduction in the prepayment of loans currently in portfolio would be expected. The Company has continued its loan sale strategy with respect to its new longer term, fixed rate residential loan product in order to assist in the management of interest rate risk associated with keeping longer term loans on the balance sheet. With respect to deposits, while an increase in interest rates would increase the Company's cost of funds, it would also provide the Company with an additional opportunity to attract depositors, some of whom may have sought higher returns with mutual funds and other non-deposit investment products when market rates were lower. The Company remains confident that by offering appropriately priced products and by striving to deliver superior service, it will be able to maintain profitable levels of loans and deposits.

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

Financial Condition

Assets. Total assets increased $27.8 million to $2.334 billion at September 30, 2006 from total assets of $2.307 billion at June 30, 2006. The increase at September 30, 2006 was primarily due to a $29.1 million increase in net loans receivable and loans held for sale, reflecting strong consumer loan origination levels and the lower levels of loan prepayments due to higher long term interest rates.

Liabilities. Deposits increased $87.2 million to $1.502 billion at September 30, 2006 from $1.415 billion at June 30, 2006. The increase was attributable to an increase in certificates of deposit of $104.8 million and an increase of $2.6 million in checking and money market accounts partially offset by a decrease of $20.2 million in savings accounts since June 30,

2006. Higher levels of short term interest rates, when compared to prior year periods, has resulted in a shift of funds to higher yielding certificates of deposit. The increase in certificates of deposits at September 30, 2006 included an $84.2 million increase in municipal certificates of deposit and the addition of $21.0 million of wholesale certificates of deposit. At September 30, 2006, FHLB of New York advances and other borrowings totaled $644.2 million, reflecting a $61.5 million decrease from $705.7 million at June 30, 2006, as a result of the increase in deposits as the primary source of funds during the current year period.

Stockholders' Equity. Stockholders' equity at September 30, 2006 totaled $124.4 million compared to $123.4 million at June 30, 2006. The increase in equity reflects the net income recorded for the three months ended September 30, 2006, the exercise of stock options, including the related tax effect, and unrealized holding gains on investment securities available for sale, net of taxes, partially offset by the repurchase of 44,800 shares of the Company's outstanding stock at an average price of $17.05 per share and the declaration of a cash dividend.

Results of Operations

General. For the three months ended September 30, 2006, net income was $2.3 million, or $0.17 per diluted share, compared to net income of $4.1 million, or $0.30 per diluted share, for the comparable prior year period.

Interest and Dividend Income. Interest and dividend income for the three months ended September 30, 2006 increased to $31.2 million from $27.7 million for the three months ended September 30, 2005. In general, the increase in interest and dividend income reflects a higher level of interest-earning assets due to consistently sustained loan origination levels over most of the past twelve months, particularly in consumer loans, coupled with the lower levels of prepayments in the Company's loan and mortgage-backed securities portfolios. Average interest-earning assets were $2.238 billion for the three months ended September 30, 2006, compared to $2.017 billion for the comparable prior year period. The average yield earned on interest-earning assets increased to 5.56% for the three months ended September 30, 2006 from 5.47% for the three months ended September 30, 2005, primarily reflective of the increase in the yield earned on consumer loans and investment securities.

Interest income on residential one- to four-family mortgage loans for the three months ended September 30, 2006 increased $2.1 million when compared to the prior year period. The increase in interest income on residential one- to four-family mortgage loans was partially attributable to an increase in the average balance of residential one- to four-family mortgage loans outstanding of $142.8 million to $1.317 billion for the three months ended September 30, 2006, compared to $1.174 billion for the prior year period, due to strong loan origination levels over most of the past twelve month period coupled with lower levels of prepayments. Additionally, the increase in interest income on residential one- to four-family mortgage loans was also due to an increase in the average yield earned on this loan portfolio to 5.31% for the three months ended September 30, 2006, from 5.24% for the three months ended September 30, 2005, reflecting the increase in long-term interest rates over the last twelve months.

Interest income on commercial and multi-family real estate loans decreased $21,000 for the three months ended September 30, 2006, when compared to the prior year period. The decrease in interest income on commercial and multi-family real estate loans was primarily attributable to a decrease in the average yield earned on these loans to 6.65% for the three months ended September 30, 2006 from 6.82% for the three months ended September 30, 2005. The payoff of higher yielding loans and the origination of loans at relatively lower market interest rates resulted in a decline in the yield on the commercial and multi-family real estate loan portfolio. Somewhat offsetting the decrease in the average yield earned on commercial and multi-family real estate loans was an increase in the average balance outstanding on this loan portfolio of $3.0 million to $169.6 million for the three months ended September 30, 2006, compared to $166.6 million for the comparable prior year period.

Interest income on consumer loans increased $1.2 million for the three months ended September 30, 2006, when compared to the prior year period. The increase in interest income on consumer loans for the three months ended September 30, 2006 was partially attributable to an increase in the average balance outstanding of this loan portfolio of $63.8 million, when compared to the three months ended September 30, 2005, due primarily to higher origination levels and reduced prepayments. Also contributing to the increase in interest income on consumer loans for the three months ended September 30, 2006 was an increase in the average yield earned on these loans to 6.11% from 5.61% for the comparable prior year period, as a result of the strong loan origination levels at higher market interest rates.

Interest income on investment securities and other interest-earning assets increased $480,000 for the three months ended September 30, 2006, when compared to the prior year period. The increase in interest income on these securities was partially attributable to a $24.8 million increase in the average balance outstanding for the three months ended

September 30, 2006, when compared to the prior year period, due to the absence of callable securities being called before maturity as a result of the increase in interest rates. Additionally, the increase in interest income on investment securities and other interest-earning assets was partially attributable to an increase in the average yield earned on these securities to 5.68% for the three months ended September 30, 2006, compared to 5.56% for the three months ended September 30, 2005.

Interest income on the mortgage-backed securities portfolio decreased $169,000 for the three months ended September 30, 2006, compared to the prior year period. The decrease in interest income on mortgage-backed securities for the three months ended September 30, 2006 was primarily due to a decrease in the average balance outstanding of $14.2 million, when compared to the three months ended September 30, 2005. Somewhat offsetting the decrease in the average balance outstanding on mortgage-backed securities was an increase in the average yield earned on this portfolio to 5.15% for the three months ended September 30, 2006 from 5.07% for the three months ended September 30, 2005.

Interest Expense. Interest expense increased to $23.7 million for the three months ended September 30, 2006 from $17.5 million for the comparable prior year period. A significant rise in short term interest rates combined with an increase in the average balance of deposits, FHLB of New York advances and other borrowings, were the primary factors responsible for the increase in interest expense in the current year period when compared to the prior year period. The average rate on deposits and borrowings was 4.31% for the three months ended September 30, 2006, an increase from 3.55% for the prior year period. Total average deposits and borrowings increased $227.5 million for the three months ended September 30, 2006, when compared to the three months ended September 30, 2005.

For the three months ended September 30, 2006, the average rate paid on deposits increased to 3.70% from 2.74% for the three months ended September 30, 2005, reflecting the effect of a rise in short term market interest rates and the highly competitive New Jersey market. Average deposit balances increased $126.5 million to $1.468 billion for the three months ended September 30, 2006 from $1.342 billion for the comparable prior year period.

The average cost of FHLB of New York advances for the three months ended September 30, 2006 decreased to 5.47% from 5.74% for the three months ended September 30, 2005, primarily due to the addition of new advances and the replacement of maturing or called advances at relatively lower rates. The average balance of FHLB of New York advances increased $48.2 million for the three months ended September 30, 2006, when compared to the prior year period. For the three months ended September 30, 2006, the average balance of other borrowings increased $52.8 million, when compared to the three months ended September 30, 2005. The average rate paid on other borrowings increased to 5.08% for the three months ended September 30, 2006 from 3.50% for the comparable prior year period, since the vast majority of other borrowings had maturities within one year, reflecting the higher levels of short term interest rates.

Interest expense on junior subordinated debentures increased $146,000 for the three months ended September 30, 2006, when compared to the prior year period. The increase in interest expense was primarily due to an increase in the average cost of these borrowings to 9.40% for the three months ended September 30, 2006 from 8.05% for the prior year period. The average balance of junior subordinated debentures increased $45,000 during the three months ended September 30, 2006, when compared to the three months ended September 30, 2005.

Net Interest and Dividend Income. Net interest and dividend income before provision for loan losses for the three months ended September 30, 2006 was $7.5 million compared to $10.2 million recorded in the prior year period. For the three months ended September 30, 2006, average net interest-earning assets decreased $7.3 million when compared to the three months ended September 30, 2005. The net interest rate spread and net interest margin for the three months ended September 30, 2006 were 1.25% and 1.38%, respectively, a decrease from 1.92% and 2.05% for the three months ended September 30, 2005. The decline in the net interest margin during the current year period has been the result of the prolonged flat and at times inverted yield curve, with longer term interest rates reflecting minimal movement but with continual increases in shorter term interest rates. As a result, the Company's deposit and borrowing costs rose at a significantly faster pace than interest rates offered on real estate mortgage loans within the Company's lending market.

Provision for Loan Losses. There was no provision for loan losses recorded for the three months ended September 30, 2006 and 2005, reflecting the Company's historically low levels of non-accruing loans and loan chargeoffs. Management believes that the allowance for loan losses at both dates was adequate to absorb probable losses on existing loans that may become uncollectible. The allowance for loan losses of $5.9 million at September 30, 2006 remained relatively unchanged from the allowance for loan losses at June 30, 2006. However, the allowance for loan losses as a percentage of non-accruing loans was 274.07% at September 30, 2006, compared to 330.79% at June 30, 2006. Non-accruing loans were $2.1 million at September 30, 2006 compared to $1.8 million at June 30, 2006. The allowance for loan losses as a percentage of total gross loans at September 30, 2006 was 0.34% compared to 0.35% at June 30, 2006, primarily due to the increase in the balance of the overall loan portfolio. See the discussion on the allowance for loan losses in this Form 10-Q under "Critical Accounting Policies."

Analysis of Net Interest Income

The following table sets forth certain information relating to the Company's Consolidated Statements of Financial Condition and the Consolidated Statements of Income for the three months ended September 30, 2006 and 2005 and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived from average daily balances. The average balance of loans receivable includes non-accruing loans. The yields and costs include fees, which are considered adjustments to yields.

                                                                     Three Months Ended September 30,
                                               ---------------------------------------------------------------------------
                                                              2006                                     2005
                                               -----------------------------------     -----------------------------------

                                                 Average      Interest                   Average      Interest
                                               Outstanding    Earned/      Yield/      Outstanding    Earned/      Yield/
                                                 Balance        Paid      Rate (1)       Balance        Paid      Rate (1)
                                               -----------    --------    --------     -----------    --------    --------
                                                                           (Dollars in thousands)
Interest-earning assets:
    One- to four-family mortgage
        loans .............................    $ 1,316,981    $ 17,530        5.31%    $ 1,174,141    $ 15,429        5.24%
    Commercial and multi-family real
        estate loans ......................        169,559       2,880        6.65         166,557       2,901        6.82
    Consumer loans ........................        214,139       3,295        6.11         150,354       2,126        5.61
                                               -----------    --------                 -----------    --------
        Total loans receivable ............      1,700,679      23,705        5.54       1,491,052      20,456        5.46

    Investment securities and other .......        475,159       6,743        5.68         450,404       6,263        5.56
    Mortgage-backed securities ............         61,797         795        5.15          76,028         964        5.07
                                               -----------    --------                 -----------    --------
        Total interest-earning assets .....      2,237,635    $ 31,243        5.56       2,017,484    $ 27,683        5.47
                                                              ========                                ========

Non-interest earning assets ...............         78,673                                  69,777
                                               -----------                             -----------
        Total assets ......................    $ 2,316,308                             $ 2,087,261
                                               ===========                             ===========

Deposits and borrowings:
    Money market and demand deposits ......    $   312,857    $  2,048        2.60%    $   229,677    $    678        1.17%
    Savings deposits ......................        288,904       1,940        2.66         376,191       2,422        2.55
    Certificates of deposit ...............        866,542       9,706        4.44         735,938       6,157        3.32
                                               -----------    --------                 -----------    --------
        Total deposits ....................      1,468,303      13,694        3.70       1,341,806       9,257        2.74

    FHLB of New York advances .............        465,362       6,501        5.47         417,185       6,117        5.74
    Other borrowings ......................        193,600       2,515        5.08         140,846       1,258        3.50
    Junior subordinated debentures ........         42,132       1,005        9.40          42,087         859        8.05
                                               -----------    --------                 -----------    --------
        Total deposits and borrowings .....      2,169,397    $ 23,715        4.31       1,941,924    $ 17,491        3.55
                                                              ========                                ========

Other liabilities .........................         23,168                                  19,330
                                               -----------                             -----------
        Total liabilities .................      2,192,565                               1,961,254
Stockholders' equity ......................        123,743                                 126,007
                                               -----------                             -----------
        Total liabilities and stockholders'
            equity ........................    $ 2,316,308                             $ 2,087,261
                                               ===========                             ===========

Net interest income and net
    interest rate spread ..................                   $  7,528        1.25%                   $ 10,192        1.92%
                                                              ========        ====                    ========        ====

Net interest-earning assets and net
    interest margin .......................    $    68,238                    1.38%    $    75,560                    2.05%
                                               ===========                    ====     ===========                    ====

Ratio of interest-earning assets to
    deposits and borrowings ...............                                 103.15%                                 103.89%
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

                                                        Three Months Ended September 30, 2006 vs. 2005
                                                       ---------------------------------------------------
                                                                 Increase (Decrease) Due to
                                                       ---------------------------------------------------
                                                                                                   Total
                                                                                     Rate/       Increase
                                                        Volume         Rate         Volume       (Decrease)
                                                       ---------     ---------     ---------     ---------
                                                                         (In thousands)
Interest-earning assets:
      One- to four-family mortgage loans ..........    $   1,871     $     205     $      25     $   2,101
      Commercial and multi-family real estate loans           51           (71)           (1)          (21)
      Consumer loans ..............................          901           188            80         1,169
                                                       ---------     ---------     ---------     ---------
             Total loans receivable ...............        2,823           322           104         3,249
      Investment securities and other .............          338           135             7           480
      Mortgage-backed securities ..................         (181)           15            (3)         (169)
                                                       ---------     ---------     ---------     ---------
             Total interest-earning assets ........    $   2,980     $     472     $     108     $   3,560
                                                       =========     =========     =========     =========

Deposits and borrowings:
      Money market and demand deposits ............    $     243     $     830     $     297     $   1,370
      Savings deposits ............................         (561)          103           (24)         (482)
      Certificates of deposit .....................        1,084         2,099           366         3,549
                                                       ---------     ---------     ---------     ---------
             Total deposits .......................          766         3,032           639         4,437
      FHLB of New York advances ...................          699          (282)          (33)          384
      Other borrowings ............................          462           587           208         1,257
      Junior subordinated debentures ..............            1           145            --           146
                                                       ---------     ---------     ---------     ---------
             Total deposits and borrowings ........    $   1,928     $   3,482     $     814     $   6,224
                                                       =========     =========     =========     =========

 Net change in net interest income ................    $   1,052     $  (3,010)    $    (706)    $  (2,664)
                                                       =========     =========     =========     =========

Non-Interest Income. For the three months ended September 30, 2006, non-interest income was $1.5 million compared to $4.0 million for the prior year period. The decrease in non-interest income for the three months ended September 30, 2006 was primarily due to a decrease in fees and service charges as compared to the three months ended September 30, 2005.

Fees and service charges for the three months ended September 30, 2006 were $725,000, reflecting a decrease of $2.7 million from the $3.5 million recorded for the prior year period. Fees and service charges for the three months ended September 30, 2005 included a prepayment premium of $2.7 million earned on the payoff of a large-balance commercial real estate loan.

During the three months ended September 30, 2006, the net gain on sales of loans was $9,000 compared to $122,000 for the three months ended September 30, 2005. Approximately $800,000 and $2.0 million of primarily fixed rate one- to four-family residential mortgage loans were sold into the secondary market and to other financial institutions, respectively, during the three months ended September 30, 2006. Approximately $2.4 million and $18.4 million of fixed rate one- to four-family residential mortgage loans were sold into the secondary market and to other financial institutions, respectively, during the three months ended September 30, 2005. The reduction in loan sales during the current period when compared to the prior year period, can be partially attributed to a reduction in the origination of longer term, fixed rate products, as borrowers have shown increased interest in adjustable rate and bi-weekly loans, which are retained in portfolio.

Other non-interest income for the three months ended September 30, 2006 was $418,000, an increase of $237,000 compared to the $181,000 recorded for the three months ended September 30, 2005. The increase in other non-interest income was primarily due to a gain of $219,000 recorded during the three months ended September 30, 2006 on the sale of the Bloomfield Avenue branch property in Montclair, New Jersey.

Non-Interest Expenses. Non-interest expenses for the three months ended September 30, 2006 were $5.6 million, or 0.96% of average assets. For the comparable prior year period, non-interest expenses were $7.8 million, or 1.49% of average assets. Prior period expenses reflected a $1.4 million prepayment penalty on certain FHLB of New York advances, $259,000 of increased obligations under certain long-term benefit plans and $372,000 of accelerated depreciation expense for branch automation system software that was no longer used.

Income Tax Expense. Income tax expense for the three months ended September 30, 2006 was $1.2 million compared to $2.3 million for the three months ended September 30, 2005. The effective tax rate for the three months ended September 30, 2006 was 33.7% compared to 35.7% for the three months ended September 30, 2005.

Non-Performing Assets

The table below sets forth the Company's amounts and categories of non-performing assets and restructured loans. Loans are placed on non-accrual status when the collection of principal or interest becomes delinquent more than 90 days. There are no loans delinquent more than 90 days which are still accruing interest. Real estate owned represents assets acquired in the settlement of loans (generally through foreclosure or a deed in lieu) and is shown net of valuation allowances.

                                                         September 30,        June 30,
                                                              2006              2006
                                                         -------------     -------------
                                                              (Dollars in thousands)
Non-accruing loans:
      One- to four-family ...........................        $  963             $1,025
      Commercial and multi-family ...................         1,177                731
      Consumer ......................................            --                 24
                                                             ------             ------
           Total non-accruing loans .................         2,140              1,780

Real estate owned, net ..............................            --                 --
                                                             ------             ------

           Total non-performing assets ..............        $2,140             $1,780
                                                             ------             ------

Restructured loans ..................................            61                 61
                                                             ------             ------

           Total risk elements ......................        $2,201             $1,841
                                                             ======             ======

Non-accruing loans as a percentage of total loans ...          0.12%              0.11%
                                                             ======             ======

Non-performing assets as a percentage of total assets          0.09%              0.08%
                                                             ======             ======

Total risk elements as a percentage of total assets .          0.09%              0.08%
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

At September 30, 2006, the Company's total deposits and borrowings maturing or repricing within one year exceeded its total interest-earning assets maturing or repricing within one year by $621.9 million, representing a one year negative gap of 26.64% of total assets, compared to a one year negative gap of $622.8 million, or 27.02%, of total assets at June 30, 2006. The Company's overall gap position was relatively unchanged from June 30, 2006. Growth in the estimated cash flows of the Company's short-term interest-bearing liabilities, due to an increase in retail and wholesale funding balances maturing within one year, was balanced by growth in short-term interest-earning asset cash flows. A decline in longer-term market rates during the quarter resulted in an increase in loan related prepayment estimates and in the projected early redemption of certain callable U.S. government agency securities.

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

As of September 30, 2006, the Bank's internally generated initial NPV ratio was 8.55%. Following a 2% increase in interest rates, the Bank's Post-Shock NPV ratio was 5.13%. The change in the NPV ratio, or the Bank's Sensitivity Measure, was negative 3.42%. As of September 30, 2006, the Company's internally generated initial NPV ratio was 8.47%, the Post-Shock ratio was 4.98%, and the Sensitivity Measure was negative 3.49%. As of June 30, 2006, the Bank's Post-Shock NPV ratio and Sensitivity Measure were 5.02% and negative 3.64%, respectively, and the Company's Post-Shock NPV ratios and Sensitivity Measures were 4.34% and negative 4.13%, respectively. Both the Post-Shock NPV ratio and the Sensitivity Measure improved from June 30, 2006. The improvements are primarily attributed to a decline in asset duration. Lower longer-term market interest rates resulted in an increase in estimated loan related prepayments and the early redemption of certain callable U.S. government agency securities. Liability duration was relatively unchanged from June 30, 2006, as a decline in short-term market interest rates, which lengthens liability duration, was primarily offset by growth in short-term funding balances. Variances between the Bank's and the Company's NPV ratios are attributable to balance sheet items which are eliminated during consolidation, such as investments, intercompany borrowings and capital.

Internally generated NPV measurements are based on simulations which utilize institution specific assumptions, including discount and decay rates, and generally result in lower levels of presumed interest rate risk than OTS measurements indicate.

The OTS measures the Bank's IRR on a quarterly basis using data from the quarterly Thrift Financial Reports filed by the Bank with the OTS, coupled with non-institution specific assumptions which are based on national averages. As of June 30, 2006 (the latest date for which information is available), the Bank's initial NPV ratio, as measured by the OTS, was 7.24%, the Bank's Post-Shock ratio was 2.93% and the Sensitivity Measure was negative 4.31%, placing the Bank's IRR profile in the "high risk" category under OTS guidelines.

In addition to monitoring NPV and gap, management also monitors the duration of assets and liabilities and the effects on net interest income resulting from parallel and non-parallel increases or decreases in rates.

At September 30, 2006, based on its internally generated simulation models, the Company's consolidated net interest income projected for one year forward would decrease 29.5% from the base case, or current market, as a result of an immediate and sustained 2% increase in interest rates.

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

The Bank maintains appropriate levels of liquid assets. The Company's most liquid assets are cash and cash equivalents, U.S. government sponsored agency securities and mortgage-backed securities. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period.

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

The Company's cash inflows for the three months ended September 30, 2006 included $2.8 million of proceeds from the sale of loans, an $85.7 million increase in deposits (net of accrued interest payable), a $30.0 million increase in FHLB of New York advances and principal repayments of loans and mortgage-backed securities. During the three months ended September 30, 2006, the cash provided was used to repay $91.5 million of maturing FHLB of New York advances and other borrowings, including short term borrowings, and to fund investing activities, which included the origination and purchase of loans.

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

Item 4. Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures:

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Act")) was carried out as of September 30, 2006 under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)   Changes in Internal Controls:

During the quarter ended September 30, 2006, no change occurred in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II - Other Information

Item 1.   Legal Proceedings
          None.

Item 1A.  Risk Factors
          There have been no material changes in the Company's risk factors from those previously disclosed in Part I, Item 1A of the Company's Form 10-K for the year ended June 30, 2006.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

          The following table summarizes the Company's stock repurchase activity for each month during the three months ended September 30, 2006. All shares repurchased during the three months ended September 30, 2006 were repurchased in the open market.

                                                                      Total Number          Maximum Number
                                         Total Number    Average   of Shares Purchased    of Shares that May
                                           of Shares   Price Paid  as Part of Publicly     Yet Be Purchased
                                          Repurchased   Per Share     Announced Plan         Under the Plan
                                         ------------  ----------  --------------------   --------------------
          Repurchases for the Month
          ----------------------------
          July 1 - July 31, 2006 .....           --           --               --                414,700
          Aug. 1 - Aug. 31, 2006 .....       32,800      $ 16.84           32,800                381,900
          Sept. 1 - Sept. 30, 2006 ...       12,000        17.62           12,000                369,900
                                             ------      -------          -------
          Total repurchases ..........       44,800      $ 17.05           44,800
                                             ======      =======          =======

          At September 30, 2006, the Company had a repurchase plan under which it had not yet completed all approved repurchases. This repurchase plan was publicly announced January 25, 2006 and authorized the Company to repurchase up to 5%, or 650,000, of its outstanding shares over the following 18 months. The Merger Agreement between the Company and NYCB entered into on November 2, 2006 (see Note 6 of the Notes to Consolidated Financial Statements) provides that the Company may not repurchase any shares of its common stock prior to the Merger without the prior written consent of NYCB.

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


                              PENNFED FINANCIAL SERVICES, INC.
                              --------------------------------


Date: November 9, 2006        By: /s/ Joseph L. LaMonica
                                 -----------------------------------------------
                                  Joseph L. LaMonica
                                  President and Chief
                                  Executive Officer
                                  (Principal Executive Officer)




Date: November 9, 2006        By: /s/ Claire M. Chadwick
                                 -----------------------------------------------
                                   Claire M. Chadwick
                                   Senior Executive Vice President,
                                   Chief Financial Officer and
                                   Controller
                                   (Principal Financial and Accounting Officer)

                                                     EXHIBIT INDEX

  Regulation                                                                                                    Reference to
     S-K                                                                                                        Prior Filing
   Exhibit                                                                                                       or Exhibit
    Number                                              Document                                                    Number
-----------------------------------------------------------------------------------------------------------------------------
      2       Agreement Plan of Merger, dated as of November 2, 2006 (the "Merger Agreement"),
                between the Company and New York Community Bancorp, Inc. ("NYCB")                                   (e)
      3(i)    Articles of Incorporation                                                                             (a)
      3(ii)   Bylaws                                                                                                (a)
      4       Instruments defining the rights of security holders, including indentures                             (b)
      4(i)    Stockholder Protection Rights Agreement                                                               (c)
      10      Material contracts:
              (i)     1994 Amended and Restated Stock Option and Incentive Plan                                     (d)
              (ii)    Employment Agreement Cancellation Agreement among the Company, NYCB and
                        Joseph L. LaMonica                                                                          (e)
              (iii)   Employment Agreement Cancellation Agreement among the Company, NYCB and
                        Patrick D. McTernan                                                                         (e)
              (iv)    Employment Agreement Cancellation Agreement among the Company, NYCB and
                        Jeffrey J. Carfora                                                                          (e)
              (v)     Employment Agreement Cancellation Agreement among the Company, NYCB and
                        Claire M. Chadwick                                                                          (e)
              (vi)    Employment Agreement Cancellation Agreement among the Company, NYCB and
                        Maria F. Magurno                                                                            (e)
              (vii)   Retention Agreement between New York Community Bank and Joseph L. LaMonica                    (e)
              (viii)  Retention Agreement between New York Community Bank and Patrick D. McTernan                   (e)
              (ix)    Retention Agreement between New York Community Bank and Jeffrey J. Carfora                    (e)
              (x)     Retention Agreement between New York Community Bank and Claire M. Chadwick                    (e)
              (xi)    Retention Agreement between New York Community Bank and Maria F. Magurno                      (e)
              (xii)   Noncompetition Agreement between NYCB and Joseph L. LaMonica                                  (e)
              (xiii)  Noncompetition Agreement between NYCB and Patrick D. McTernan                                 (e)
              (xiv)   Supplemental Executive Retirement Plan                                                        (f)
                           (a) First Amendment to the Supplemental Executive Retirement Plan                        (g)
                           (b) Second Amendment to the Supplemental Executive Retirement Plan                       (h)
              (xv)    Amended and Restated Supplemental Executive Death Benefit Plan                                (h)
              (xvi)   Outside Directors' Retirement Plan                                                            (f)
              (xvii)  Form of Consulting Agreement                                                                  (f)
              (xviii) Description of Named Executive Officer Salary and Bonus Arrangements                          (i)
              (xix)   Description of Director Fees                                                                  (i)
              (xx)    Description of Long-Term Care Insurance Program                                               (i)
      11      Statement re: computation of per share earnings                                                       (j)
      15      Letter re: unaudited interim financial information                                                   None
      18      Letter re: change in accounting principles                                                           None
      19      Report furnished to security holders                                                                 None
      22      Published report regarding matters submitted to vote of security holders                             None
      23      Consents of independent registered public accounting firm and counsel                                None
      24      Power of Attorney                                                                                    None
      31.1    Certifications Required by Securities Exchange Act of 1934 Rule 13a-14(a)
               (Chief Executive Officer)                                                                          31.1
      31.2    Certifications Required by Securities Exchange Act of 1934 Rule 13a-14(a)
               (Chief Financial Officer)                                                                          31.2
      32      Certifications Required by Section 1350 of Title 18 of the United States Code                         32
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

(c) Filed as an exhibit to the Company's Registration Statement on Form 8-A under the Securities Exchange Act of 1934, filed with the Securities and Exchange Commission on March 28, 1996 as amended on Form 8-A/A (the "Form 8-A/A") filed with the Securities and Exchange Commission on February 11, 1998, as further amended on Form 8-A/A-2 (the "Form 8-A/A-2") filed with the Securities and Exchange Commission on October 14, 1998, as further amended on Form 8-A/A-3 (the "Form 8-A/A-3") filed with the Securities and Exchange Commission on March 1, 2004 and as further amended on Form 8-A/A-4 filed with the Securities and Exchange Commission on November 8, 2006. The First Amendment to the Stockholders Protection Rights Agreement is filed as an exhibit to the Form 8-A/A, the Second Amendment to the Stockholders Protection Rights Agreement is filed as an exhibit to the Form 8-A/A-2, the Third Amendment to the Stockholders Protection Rights Agreement is filed as an exhibit to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on October 29, 2003 and the Fourth Amendment to the Stockholder Protection Rights Agreement is filed as an exhibit to the Form 8-A/A-3 and the Fifth Amendment to the Stockholder Protection Rights Agreement is filed as an exhibit to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on November 8, 2006. These documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

(d) Filed as an exhibit to the Company's Form 10-K under the Securities Exchange Act of 1934, filed with the Securities and Exchange Commission on September 24, 2001 (File No. 0-24040). Such previously filed document is hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

(e) Filed as an exhibit to the Company's Current Report on Form 8-K under the Securities Exchange Act of 1934, filed with the Securities and Exchange Commission on November 8, 2006 (File No. 0-24040). Such previously filed document is hereby incorporated by reference in accordance with Item 601 of Regulation S-K. The Retention Agreements and Noncompetition Agreements were entered into on November 2, 2006 but are effective immediately following the completion of the merger of the Company into NYCB pursuant to the Merger Agreement.

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

(j) Refer to Footnote 3., "Computation of Earnings Per Share ("EPS")" included in the September 30, 2006 Form 10-Q.