Form 10-Q
period 2006-12-31
PENNFED FINANCIAL SERVICES INC
filed 2007-02-09
CIK 920945

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006
                               -------------------------------------------------

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

      As of February 2, 2007, there were issued and outstanding 12,967,111 shares of the Registrant's Common Stock.

                PennFed Financial Services, Inc. and Subsidiaries
                                    Form 10-Q

                               Contents of Report

                                                                            Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION
------------------------------
     Item 1. - Financial Statements
         Consolidated Statements of Financial Condition -
           December 31, 2006 (unaudited) and June 30, 2006                     3
         Consolidated Statements of Income (Loss) (unaudited) -
           For the three and six months ended
            December 31, 2006 and 2005                                         4
         Consolidated Statements of Comprehensive Income (Loss)
           (unaudited) - For the three and six months
            ended December 31, 2006 and 2005                                   5
         Consolidated Statements of Changes in Stockholders' Equity
           (unaudited) - For the six months ended
            December 31, 2006 and 2005                                         6
         Consolidated Statements of Cash Flows (unaudited) -
           For the six months ended December 31, 2006 and 2005                 7
         Notes to Consolidated Financial Statements (unaudited)                9
     Item 2. - Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           13
     Item 3. - Quantitative and Qualitative Disclosures About Market Risk     25
     Item 4. - Controls and Procedures                                        25
PART II - OTHER INFORMATION
---------------------------
     Item 1. - Legal Proceedings                                              27
     Item 1A. - Risk Factors                                                  27
     Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds    27
     Item 3. - Defaults Upon Senior Securities                                27
     Item 4. - Submission of Matters to a Vote of Security Holders            27
     Item 5. - Other Information                                              28
     Item 6. - Exhibits                                                       28
SIGNATURES                                                                    29
----------
EXHIBITS
--------
     Exhibit Index                                                            30
     Exhibit 10.14 - Supplemental Executive Retirement Plan                   32
     Exhibit 10.16 - Outside Directors' Retirement Plan                       50
     Exhibit 10.17 - Amended Form of Consulting Agreement                     63
     Exhibit 31.1 - Certifications Required by Securities Exchange Act
        of 1934 Rule 13a -14 (a)(Chief Executive Officer)                     65
     Exhibit 31.2 - Certifications Required by Securities Exchange Act
        of 1934 Rule 13a -14 (a) (Chief Financial Officer)                    66
     Exhibit 32 - Certifications Required by Section 1350 of Title 18
        of the United States Code                                             67

PART I - Financial Information
Item 1.  Financial Statements

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

                                                                               December 31,   June 30,
                                                                                  2006          2006
                                                                               -----------   -----------
                                                                               (unaudited)
                                                                                 (Dollars in thousands)
ASSETS
Cash and cash equivalents ..................................................   $    18,252   $    16,614
Investment securities available for sale, at market value, amortized cost of
     $5,166 and $5,053 at December 31, 2006 and June 30, 2006 ..............         5,165         4,936
Investment securities held to maturity, at amortized cost, market value of
     $424,558 and $420,663 at December 31, 2006 and June 30, 2006 ..........       435,558       440,360
Mortgage-backed securities held to maturity, at amortized cost, market value
     of $56,790 and $60,893 at December 31, 2006 and June 30, 2006 .........        57,703        62,963
Loans held for sale ........................................................            --           217
Loans receivable, net of allowance for loan losses of $5,859 and $5,888
     at December 31, 2006 and June 30, 2006 ................................     1,724,761     1,684,007
Premises and equipment, net ................................................        18,975        20,415
Federal Home Loan Bank of New York stock, at cost ..........................        25,971        27,714
Accrued interest receivable, net ...........................................        11,481        11,145
Bank owned life insurance ("BOLI") .........................................        31,784        31,168
Other assets ...............................................................         8,897         6,971
                                                                               -----------   -----------
                                                                               $ 2,338,547   $ 2,306,510
                                                                               ===========   ===========
LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
     Deposits ..............................................................   $ 1,546,756   $ 1,414,588
     Federal Home Loan Bank of New York advances ...........................       480,000       465,465
     Other borrowings ......................................................       124,801       240,193
     Junior Subordinated Deferrable Interest Debentures, net of unamortized issuance expenses of $1,151 and $1,174 at December 31, 2006 and
       June 30, 2006 .......................................................        42,148        42,126
     Mortgage escrow funds .................................................        11,516        11,877
     Accounts payable and other liabilities ................................         9,936         8,840
                                                                               -----------   -----------
     Total liabilities .....................................................     2,215,157     2,183,089
                                                                               -----------   -----------


Stockholders' Equity:
     Serial preferred stock, $.01 par value, 7,000,000 shares authorized,
       no shares issued ....................................................            --            --
     Common stock, $.01 par value, 15,000,000 shares authorized, 12,963,201 and 12,864,047 shares issued and outstanding at December 31, 2006
       and June 30, 2006 ..................................................            130           129
     Additional paid-in capital ............................................        39,061        38,325
     Retained earnings .....................................................        84,199        85,036
     Accumulated other comprehensive loss, net of taxes ....................            --           (69)
                                                                               -----------   -----------
     Total stockholders' equity ............................................       123,390       123,421
                                                                               -----------   -----------
                                                                               $ 2,338,547   $ 2,306,510
                                                                               ===========   ===========

See notes to consolidated financial statements

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Income (Loss) (unaudited)

                                                              Three months ended              Six months ended
                                                                  December 31,                   December 31,
                                                          ----------------------------   ---------------------------
                                                              2006            2005           2006           2005
                                                          ------------    ------------   ------------   ------------
                                                                (Dollars in thousands, except per share amounts)
Interest and Dividend Income:
     Interest and fees on loans .......................   $     24,106    $     21,112   $     47,811   $     41,568
     Interest and dividends on investment securities ..          6,833           6,329         13,576         12,592
     Interest on mortgage-backed securities ...........            764             909          1,559          1,873
                                                          ------------    ------------   ------------   ------------
                                                                31,703          28,350         62,946         56,033
                                                          ------------    ------------   ------------   ------------
Interest Expense:
     Deposits .........................................         14,860          10,198         28,554         19,455
     Borrowed funds ...................................          8,468           7,619         17,484         14,994
     Junior subordinated deferrable interest debentures          1,009             898          2,014          1,757
                                                          ------------    ------------   ------------   ------------
                                                                24,337          18,715         48,052         36,206
                                                          ------------    ------------   ------------   ------------
Net Interest and Dividend Income Before Provision
     for Loan Losses ..................................          7,366           9,635         14,894         19,827
Provision for Loan Losses .............................             --              --             --             --
                                                          ------------    ------------   ------------   ------------
Net Interest and Dividend Income After Provision
     for Loan Losses ..................................          7,366           9,635         14,894         19,827
                                                          ------------    ------------   ------------   ------------

Non-Interest Income:
     Fees and service charges .........................            778             704          1,503          4,174
     Income on BOLI ...................................            318             219            616            435
     Net gain on sales of loans .......................             70              21             79            143
     Net gain (loss) from real estate operations ......             --               2             22             (1)
     Other ............................................            231             153            649            334
                                                          ------------    ------------   ------------   ------------
                                                                 1,397           1,099          2,869          5,085
                                                          ------------    ------------   ------------   ------------
Non-Interest Expenses:
     Compensation and employee benefits ...............          3,365           3,067          6,355          6,326
     Merger-related expense ...........................          4,576              --          4,576             --
     Net occupancy expense ............................            571             594          1,158          1,179
     Equipment ........................................            548             538          1,141          1,509
     Advertising ......................................            143             165            263            299
     Federal deposit insurance premium ................             44              45             87             87
     Extinguishment of debt ...........................             --              --             --          1,351
     Other ............................................          1,152             979          2,404          2,390
                                                          ------------    ------------   ------------   ------------
                                                                10,399           5,388         15,984         13,141
                                                          ------------    ------------   ------------   ------------

Income (Loss) Before Income Taxes .....................         (1,636)          5,346          1,779         11,771
Income Tax Expense (Benefit) ..........................           (144)          1,892          1,007          4,185
                                                          ------------    ------------   ------------   ------------
Net Income (Loss) .....................................   $     (1,492)   $      3,454   $        772   $      7,586
                                                          ============    ============   ============   ============

Weighted average number of common shares outstanding:
     Basic ............................................     12,878,599      13,086,856     12,870,294     13,175,181
                                                          ============    ============   ============   ============
     Diluted ..........................................     12,878,599      13,509,140     13,185,641     13,604,862
                                                          ============    ============   ============   ============

Net income (loss) per common share:
     Basic ............................................   $      (0.12)   $       0.26   $       0.06   $       0.58
                                                          ============    ============   ============   ============
     Diluted ..........................................   $      (0.12)   $       0.26   $       0.06   $       0.56
                                                          ============    ============   ============   ============

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (unaudited)

                                                                Three months ended     Six months ended
                                                                   December 31,          December 31,
                                                                ------------------    -----------------
                                                                 2006       2005        2006      2005
                                                                -------    -------    -------   -------
                                                                             (In thousands)

Net income (loss) ...........................................   $(1,492)   $ 3,454    $   772   $ 7,586

Other comprehensive income (loss), net of tax:
   Unrealized holding gains (losses) arising during period on
    investment securities available for sale, net of tax ....        (2)       (17)        69       (71)
                                                                -------    -------    -------   -------
Comprehensive income (loss) .................................   $(1,494)   $ 3,437    $   841   $ 7,515
                                                                =======    =======    =======   =======


See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity (unaudited)


                                                          For the Six Months Ended December 31, 2006 and 2005
                                                          ---------------------------------------------------

                                                                                                      Accumulated
                                          Serial                      Additional                        Other
                                        Preferred       Common         Paid-In         Retained     Comprehensive
                                          Stock          Stock         Capital         Earnings      Income (Loss)       Total
                                       ------------   ------------   ------------    ------------    --------------   ------------
                                                             (Dollars in thousands, except per share amounts)

Balance at June 30, 2005 ...........   $         --   $        133   $     39,092    $     84,734    $           95   $    124,054
Repurchase of 327,200
  outstanding shares ...............                            (3)          (815)         (5,333)                          (6,151)
Issuance of 62,944 shares of
  stock for options exercised and
  Dividend Reinvestment Plan
  ("DRP") ..........................                                          157             131                              288
Tax benefit from stock option plan .                                          269                                              269
Cash dividends of $0.14 per
  common share .....................                                                       (1,803)                          (1,803)
Unrealized holding losses on
  investment securities available
  for sale, net of income taxes
  of $(50) .........................                                                                            (71)           (71)
Net income for the six months
  ended December 31, 2005 ..........                                                        7,586                            7,586
                                       ------------   ------------   ------------    ------------    --------------   ------------
Balance at December 31, 2005 .......   $         --   $        130   $     38,703    $     85,315    $           24   $    124,172
                                       ============   ============   ============    ============    ==============   ============

Balance at June 30, 2006 ...........   $         --   $        129   $     38,325    $     85,036    $          (69)  $    123,421
Repurchase of 50,400
  outstanding shares ...............                            (1)          (125)           (734)                            (860)
Issuance of 149,554 shares of
  stock for options exercised and
  DRP ..............................                             2            372             886                            1,260
Tax benefit from stock option plan .                                          489                                              489
Cash dividends of $0.14 per
  common share .....................                                                       (1,761)                          (1,761)
Unrealized holding gains on
  investment securities available
  for sale, net of income taxes
  of $47 ...........................                                                                             69             69
Net income for the six months
  ended December 31, 2006 ..........                                                          772                              772
                                       ------------   ------------   ------------    ------------    --------------   ------------
Balance at December 31, 2006 .......   $         --   $        130   $     39,061    $     84,199    $           --   $    123,390
                                       ============   ============   ============    ============    ==============   ============

See notes to consolidated financial statements.

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

                                                                            Six months ended December 31,
                                                                            -----------------------------
                                                                                 2006          2005
                                                                               ---------    ---------
                                                                                   (In thousands)
Cash Flows from Operating Activities:
     Net income ............................................................   $     772    $   7,586
     Adjustments to reconcile net income to net cash provided by operating activities:
     Net gain on sales of loans ............................................         (79)        (143)
     Proceeds from sales of loans originated for sale ......................       1,773        4,857
     Originations of loans held for sale ...................................      (1,547)      (4,078)
     Net gain on sales of real estate owned ................................         (22)          --
     Net gain on sales of premises and equipment ...........................        (219)          --
     Amortization of investment and mortgage-backed securities
       premium, net ........................................................         162          219
     Depreciation and amortization .........................................         904        1,303
     Tax benefit related to stock options ..................................        (489)        (269)
     Amortization of premiums on loans and loan fees .......................         922        1,007
     Amortization of junior subordinated debentures issuance costs .........          22           22
     Income on BOLI ........................................................        (616)        (435)
     (Increase) decrease in accrued interest receivable, net of accrued
       interest payable ....................................................         234         (921)
     Increase in other assets ..............................................      (1,926)        (846)
     Increase (decrease) in accounts payable and other liabilities .........       1,538       (4,673)
     Decrease in mortgage escrow funds .....................................        (361)        (136)
                                                                               ---------    ---------
     Net cash provided by operating activities .............................       1,068        3,493
                                                                               ---------    ---------

Cash Flows from Investing Activities:
     Proceeds from sales of premises and equipment .........................       1,145           --
     Proceeds from maturities of investment securities held to maturity ....       4,650           --
     Purchases of investment securities held to maturity ...................          --      (14,977)
     Purchases of investment securities available for sale .................        (113)         (97)
     Proceeds from principal repayments of mortgage-backed securities
       held to maturity ....................................................       5,250        9,061
     Net outflow from loan originations net of principal repayments of loans     (41,200)    (123,492)
     Proceeds from loans sold ..............................................       8,239       23,531
     Purchases of loans ....................................................      (8,645)          --
     Purchases of premises and equipment ...................................        (390)        (665)
     Net inflow (outflow) from real estate owned activity ..................          22          (24)
     (Purchases) redemptions of Federal Home Loan Bank of New York stock ...       1,743       (2,637)
                                                                               ---------    ---------
     Net cash used in investing activities .................................     (29,299)    (109,300)
                                                                               ---------    ---------

Cash Flows from Financing Activities:
     Net increase in deposits ..............................................     131,598       47,154
     Proceeds from advances from the Federal Home Loan Bank of New York
       and other borrowings ................................................      45,000      100,000
      Repayment of advances from the Federal Home Loan Bank of New
       York and other borrowings ...........................................     (49,940)     (65,000)
     Increase (decrease) in other short term borrowings ....................     (95,917)      33,818
     Cash dividends paid ...................................................      (1,761)      (1,803)
     Net reissuances (repurchases) of outstanding shares ...................         400       (5,863)
     Tax benefit related to stock options ..................................         489          269
                                                                               ---------    ---------
     Net cash provided by financing activities .............................      29,869      108,575
                                                                               ---------    ---------
Net Increase in Cash and Cash Equivalents ..................................       1,638        2,768
Cash and Cash Equivalents, Beginning of Period .............................      16,614       15,220
                                                                               ---------    ---------
Cash and Cash Equivalents, End of Period ...................................   $  18,252    $  17,988
                                                                               =========    =========

PennFed Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued) (unaudited)

                                                                                     Six months ended December 31,
                                                                                     -----------------------------
                                                                                          2006         2005
                                                                                       ----------   ----------
                                                                                            (In thousands)

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
     Interest ......................................................................   $   47,229   $   36,151
                                                                                       ==========   ==========
     Income taxes ..................................................................   $    3,234   $    5,563
                                                                                       ==========   ==========

Supplemental Schedule of Non-Cash Activities:
     Transfer of loans receivable to loans held for sale, at lower of cost or market   $    8,169   $   19,583
                                                                                       ==========   ==========
     Transfer of loans receivable to real estate owned, net ........................   $       --   $      477
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

2. Supplemental Executive Retirement Plan and Directors' Retirement Plan

The Company currently provides for a Supplemental Executive Retirement Plan ("SERP") and a Directors' Retirement Plan ("DP") for certain key executive employees and directors. Benefits provided are based primarily on years of service and compensation or fees. Both plans are unfunded and at December 31, 2006, the benefit obligations of $3,145,000 are included in Accounts payable and other liabilities in the Consolidated Statements of Financial Condition. At December 31, 2006, the assumptions used in calculating the benefit obligations included a 4% compensation increase rate and a discount rate of 6%. At December 31, 2005, the assumptions used in calculating the benefit obligations included a 4% compensation increase rate and a discount rate of 5%. The accounting for these postretirement benefits is in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions." The Company has not made, and does not expect to make, any contributions to these plans during the fiscal year ending June 30, 2007.

Net periodic pension cost for the Company's SERP and DP included the following components:

                                          Three months ended December 31,
                                     -----------------------------------------
                                            2006                  2005
                                     -------------------   -------------------
                                       SERP        DP        SERP        DP
                                     --------   --------   --------   --------
                                                  (In thousands)

Service cost .....................   $     53   $     12   $     41   $      8
Interest cost ....................         50          7         14          2
Amortization of prior service cost         27          7          6          1
Loss recognized ..................         17          3         --         --
                                     --------   --------   --------   --------
Net periodic pension expense .....   $    147   $     29   $     61   $     11
                                     ========   ========   ========   ========

                                           Six months ended December 31,
                                     -----------------------------------------
                                            2006                  2005
                                     -------------------   -------------------
                                       SERP        DP        SERP        DP
                                     --------   --------   --------   --------
                                                  (In thousands)

Service cost .....................   $     89   $     12   $    314   $     40
Interest cost ....................         90         12         29          4
Amortization of prior service cost         55         14         13          2
Loss recognized ..................         17          4         --         --
                                     --------   --------   --------   --------
Net periodic pension expense .....   $    251   $     42   $    356   $     46
                                     ========   ========   ========   ========

3. Computation of Earnings Per Share ("EPS")

The computation of EPS is presented in the following table.

                                                      Three months ended         Six months ended
                                                         December 31,               December 31,
                                                 --------------------------   -------------------------
                                                    2006            2005         2006          2005
                                                 -----------    -----------   -----------   -----------
                                                    (Dollars in thousands, except per share amounts)

Net income (loss) ............................   $    (1,492)   $     3,454   $       772   $     7,586
                                                 ===========    ===========   ===========   ===========

Number of shares outstanding:
Weighted average shares issued and outstanding    12,878,599     13,086,856    12,870,294    13,175,181
Plus: Average common stock equivalents .......            --        422,284       315,347       429,681
                                                 -----------    -----------   -----------   -----------
Average diluted shares .......................    12,878,599     13,509,140    13,185,641    13,604,862
                                                 ===========    ===========   ===========   ===========

Earnings (loss) per common share:
        Basic ................................   $     (0.12)   $      0.26   $      0.06   $      0.58
                                                 ===========    ===========   ===========   ===========
        Diluted ..............................   $     (0.12)   $      0.26   $      0.06   $      0.56
                                                 ===========    ===========   ===========   ===========

There  were  314,199  average  common  stock   equivalents   excluded  from  the
calculation of average diluted shares for the three months ended December 31, 2006 due to their anti-dilutive impact.

4. Stockholders' Equity and Regulatory Capital

During the three months ended December 31, 2006, the Company repurchased 5,600 shares of its outstanding common stock at prices ranging from $16.96 to $17.80 per share, for a total cost of $97,000. During the six months ended December 31, 2006, the Company repurchased 50,400 shares of its outstanding common stock at prices ranging from $16.19 to $17.80 per share, for a total cost of $860,000. In connection with the entering into an Agreement and Plan of Merger (See Note 6 of the Notes to Consolidated Financial Statements), the Company may not repurchase any shares of its common stock without the prior written consent of New York Community Bancorp, Inc.

The Bank's regulatory capital amounts and ratios are presented in the following table.

                                                                                        To Be Well
                                                                For Minimum         Capitalized Under
                                                              Capital Adequacy      Prompt Corrective
                                            Actual                Purposes          Action Provisions
                                      -----------------      -----------------      -----------------
                                       Amount     Ratio       Amount     Ratio       Amount     Ratio
                                      --------    -----      --------    -----      --------    -----
                                                           (Dollars in thousands)
As of December 31, 2006
Tangible capital, and ratio to
   adjusted total assets ..........   $167,961     7.20%     $ 35,009     1.50%          N/A      N/A
Tier I (core) capital, and ratio to
   adjusted total assets ..........   $167,961     7.20%     $ 93,357     4.00%     $116,696     5.00%
Tier I (core) capital, and ratio to
   risk-weighted assets ...........   $167,961    12.98%          N/A      N/A      $ 77,654     6.00%
Risk-based capital, and ratio to
   risk-weighted assets ...........   $173,186    13.38%     $103,539     8.00%     $129,423    10.00%

As of June 30, 2006
Tangible capital, and ratio to
   adjusted total assets ..........   $168,746     7.33%     $ 34,535     1.50%          N/A      N/A
Tier I (core) capital, and ratio to
   adjusted total assets ..........   $168,746     7.33%     $ 92,094     4.00%     $115,117     5.00%
Tier I (core) capital, and ratio to
   risk-weighted assets ...........   $168,746    13.34%          N/A      N/A      $ 75,871     6.00%
Risk-based capital, and ratio to
   risk-weighted assets ...........   $174,633    13.81%     $101,161     8.00%     $126,451    10.00%


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

6. Merger Agreement and Merger-Related Expenses

On November 2, 2006, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with New York Community Bancorp, Inc. ("NYCB"), pursuant to which the Company will be merged into NYCB (the "Merger"). It is expected that concurrent with or immediately after the Merger, the Bank will be merged into New York Community Bank, a wholly owned subsidiary of NYCB. Upon completion of the Merger, the holders of the Company's common stock will be entitled to receive, for each share of Company common stock held, 1.222 shares of NYCB common stock, with cash paid in lieu of fractional NYCB shares. The Merger is subject to the approval of the Company's stockholders, the receipt of regulatory approvals and the satisfaction of other customary closing conditions. It is currently expected that the Merger will be completed on or about March 31, 2007. Included in the Company's results of operations for the three and six months ended December 31, 2006 is $4.6 million of merger-related expenses, representing legal fees, investment banking fees and compensation payments made under the Merger Agreement.

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

The Company's loan portfolio growth is dependent primarily on its ability to provide the products and services that meet the needs of the customers in its market area. The Company offers fixed rate, adjustable rate and balloon mortgage loans for residential and commercial purposes, as well as home equity, consumer loans and non-mortgage business loans, with a variety of terms. Residential first mortgage loans are the largest part of the portfolio, representing approximately 76.4% at December 31, 2006. The level of interest rates also has a significant impact on the ability of the Company to originate loans and on the amount of prepayment activity experienced by the Company. Since June 30, 2006, the Company's net loans receivable and loans held for sale increased $40.5 million. This increase was primarily attributable to lower levels of prepayments and the consistent level of consumer loan originations, when compared to prior periods. During the six months ended December 31, 2006, the Company sold $9.9 million of primarily fixed rate loans as a means to assist in the management of interest rate risk.

The retention and the recruitment of profitable deposit customers is vital to PennFed's ability to generate liquid funds and to generate non-interest income. The number of deposit accounts at December 31, 2006 was relatively the same as the number of deposit accounts at June 30, 2006; however, the average deposit balances per account, excluding wholesale certificates of deposit, has increased 9.4% since June 30, 2006. The Company offers a number of different deposit products and uses this product mix, along with a strong focus on customer service, to attract customers and to build depositor relationships. The level of interest rates also significantly affects the level of the Company's deposits. Since June 30, 2006, deposits increased $132.2 million, primarily due to an increase in certificates of deposit as well as an increase in checking and money market accounts partially offset by a decrease in savings accounts.

The Company's future loan and deposit growth is, to a large extent, directly tied to the level of interest rates. If long-term interest rates rise further, loan origination levels may decline. Growth in the loan pipeline will depend on the Company's ability to successfully seek out customers in spite of the higher cost of borrowing for the customer and competition from other lenders. Loan growth driven by borrower demand also will depend on the strength of the economy in the Company's market area. With rising interest rates and/or deteriorating economic conditions, loan origination volumes would likely be lower than recent periods and a further reduction in the prepayment of loans currently in portfolio would be expected. The Company has continued its loan sale strategy with respect to new longer term, fixed rate residential loan product in order to assist in the management of interest rate risk associated with keeping longer term loans on the balance sheet. With respect to deposits, while an increase in interest rates has increased the Company's cost of funds, it has also provided the Company with an additional opportunity to attract depositors, some of whom may have sought higher returns with mutual funds and other non-deposit investment products when market rates were lower. The Company remains confident that by offering appropriately priced products and by striving to deliver superior service, it will be able to maintain profitable levels of loans and deposits.

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

The Company's future earnings are inherently tied to the level of interest rates and the relationship of short to long term rates. If short-term interest rates continue to increase, the Company's interest expense on deposits and wholesale borrowings will continue to increase at a faster pace than the effects that will be seen in the Company's interest income on loans, investment securities and mortgage-backed securities. This effect on interest expense is due to the short-term repricing characteristics of a portion of the Company's deposits and borrowings. As for interest income, loan commitments, generally locked in at issuance, will result in loans closed at below-market rates if long-term rates increase. As interest rates rise, a decline in loan prepayments and in prepayments on mortgage-backed securities will reduce cashflows available for reinvestment at higher rates. By emphasizing the origination of adjustable rate and biweekly loan products and continuing the sale of longer term fixed rate residential loans, while also focusing on increasing the balance of core deposits and longer term certificates of deposit and borrowings, the Company will endeavor to better position itself to mitigate the effects of rising interest rates.

Financial Condition

Assets. Total assets increased $32.0 million to $2.339 billion at December 31, 2006 from total assets of $2.307 billion at June 30, 2006. The increase at December 31, 2006 was primarily due to a $40.5 million increase in net loans receivable and loans held for sale, reflecting strong consumer loan origination levels and the lower levels of loan prepayments due to higher long term interest rates.

Liabilities. Deposits increased $132.2 million to $1.547 billion at December 31, 2006 from $1.415 billion at June 30, 2006. The increase was attributable to an increase in certificates of deposit of $153.2 million and an increase of $11.1 million in checking and money market accounts partially offset by a decrease of $32.1 million in savings accounts since June 30, 2006. Higher levels of short term interest rates, when compared to prior year periods, has resulted in a shift of funds to higher costing certificates of deposit. The increase in certificates of deposits at December 31, 2006 included a $103.9 million increase in municipal certificates of deposit, a $29.9 million increase in retail certificates of deposit and the addition of $21.0 million of wholesale certificates of deposit. At December 31, 2006, Federal Home Loan Bank ("FHLB") of New York advances and other borrowings totaled $604.8 million, reflecting a $100.9 million decrease from $705.7 million at June 30, 2006, as a result of the increase in deposits as the primary source of funds during the current year period.

Stockholders' Equity. Stockholders' equity of $123.4 million at December 31, 2006 remained relatively unchanged from stockholders' equity at June 30, 2006. Activity in equity included the net income recorded for the six months ended December 31, 2006, unrealized holding gains on investment securities available for sale, net of taxes, and the exercise of stock options, including the related tax effect, partially offset by the repurchase of 50,400 shares of the Company's outstanding stock at an average price of $17.07 per share and the declaration of cash dividends.

Results of Operations

General. For the three months ended December 31, 2006, a net loss of $1.5 million was reported, or a loss of $0.12 per diluted share, compared to net income of $3.5 million, or $0.26 per diluted share, for the comparable prior year period. For the six months ended December 31, 2006, net income was $772,000, or $0.06 per diluted share. These results compare to net income of $7.6 million, or $0.56 per diluted share, for the six months ended December 31, 2005. Included in the Company's results of operations for the three and six months ended December 31, 2006 is $4.6 million of merger-related expenses, representing legal fees, investment banking fees and compensation payments made under the Merger Agreement.

Interest and Dividend Income. Interest and dividend income for the three and six months ended December 31, 2006 increased to $31.7 million and $62.9 million, respectively, from $28.4 million and $56.0 million for the three and six months ended December 31, 2005. In general, the increases in interest and dividend income reflect a higher level of interest-earning assets due to consistently sustained loan origination levels over most of the past twelve months, particularly in consumer loans, coupled with the lower levels of prepayments in the Company's loan and mortgage-backed securities portfolios during the current year periods compared to the prior year periods. Average interest-earning assets were $2.250 billion and $2.244 billion for the three and six months ended December 31, 2006, respectively, compared to $2.067 billion and $2.042 billion for the three and six months ended December 31, 2005. The average yield earned on interest-earning assets increased to 5.61% and 5.59% for the three and six months ended December 31, 2006, respectively, from 5.46% and 5.47% for the three and six months ended December 31, 2005, primarily reflective of increases in the yield earned on consumer loans and investment securities.

Interest income on residential one- to four-family mortgage loans for the three and six months ended December 31, 2006 increased $1.8 million and $3.9 million, respectively, when compared to the prior year periods. The increases in interest income on residential one- to four-family mortgage loans for the three and six months ended December 31, 2006 were partially attributable to increases in the average balance of residential one- to four-family mortgage loans outstanding of $106.7 million and $124.8 million, respectively, due to consistent loan origination levels over most of the past twelve month period coupled with lower levels of prepayments. For the three and six months ended December 31, 2006, the residential one- to four-family mortgage loan portfolio averaged $1.321 billion and $1.319 billion, respectively, compared to $1.215 billion and $1.194 billion for the prior year periods. Additionally, the increases in interest income on residential one- to four family mortgage loans were also due to increases in the average yield earned on this loan portfolio to 5.34% and 5.33% for the three and six months ended December 31, 2006, respectively, from 5.23% for both the three and six months ended December 31, 2005, reflecting the increase in long-term interest rates over the last twelve months.

Interest income on commercial and multi-family real estate loans increased $12,000 for the three months ended December 31, 2006, when compared to the prior year period. For the six months ended December 31, 2006, interest income on commercial and multi-family real estate loans decreased $9,000, when compared to the prior year period. The average yield earned on commercial and multi-family real estate loans decreased to 6.67% and 6.66% for the three and six months ended December 31, 2006, respectively, from 6.71% and 6.77% for the three and six months ended December 31, 2005. The payoff of higher yielding loans and the origination of loans at relatively lower market interest rates resulted in a decline in the yield on the commercial and multi-family real estate loan portfolio. Somewhat offsetting the decreases in the average yield earned on commercial and multi-family real estate loans were increases in the average balance outstanding on this loan portfolio of $1.7 million and $2.3 million for the three and six months ended December 31, 2006, respectively, when compared to the prior year periods.

Interest income on consumer loans increased $1.2 million and $2.4 million for the three and six months ended December 31, 2006, respectively, when compared to the prior year periods. The increases in interest income on consumer loans were partially attributable to increases in the average balance outstanding of this loan portfolio of $66.0 million and $64.9 million for the three and six months ended December 31, 2006, respectively, when compared to the prior year periods, due primarily to higher origination levels and reduced prepayments. Also contributing to the increases in interest income on consumer loans were increases in the average yield earned on these loans to 6.17% and 6.14% for the three and six months ended December 31, 2006, respectively, from 5.78% and 5.70% for the three and six months ended December 31, 2005, as a result of strong loan originations at higher market interest rates.

Interest income on investment securities and other interest-earning assets increased $504,000 and $984,000 for the three and six months ended December 31, 2006, respectively, when compared to the prior year periods. The increases in interest income on these securities were partially attributable to increases of $20.6 million and $22.7 million in the average balance outstanding for the three and six months ended December 31, 2006, respectively, when compared to the prior year periods, due to the absence of callable securities being called before maturity as a result of the increase in interest rates. Additionally, the increases in interest income on investment securities and other interest-earning assets were also partially attributable to increases in the average yield earned on these securities. The average yield earned on investment securities and other interest-earning assets increased to 5.77% and 5.72% for the three and six months ended December 31, 2006, respectively, compared to 5.59% and 5.58% for the three and six months ended December 31, 2005.

Interest income on the mortgage-backed securities portfolio decreased $145,000 and $314,000 for the three and six months ended December 31, 2006, respectively, when compared to the prior year periods. The decreases in interest income on mortgage-backed securities were primarily due to decreases in the average balance outstanding of these securities. The average balance outstanding on mortgage-backed securities decreased $12.0 million and $13.1 million for the three and six months ended December 31, 2006, respectively, compared to the three and six months ended December 31, 2005. Somewhat offsetting the decreases in the average balance outstanding on mortgage-backed securities were increases in the average yield earned on this portfolio to 5.16% and 5.15% for the three and six months ended December 31, 2006, respectively, from 5.10% and 5.09% for the three and six months ended December 31, 2005.

Interest Expense. Interest expense increased to $24.3 million and $48.1 million for the three and six months ended December 31, 2006, respectively, from $18.7 million and $36.2 million for the comparable prior year periods. A significant rise in short term interest rates combined with an increase in the average balance of deposits, FHLB of New York advances and other borrowings were the primary factors responsible for the increase in interest expense in the current year periods when compared to the prior year periods. The average rate on deposits and borrowings was 4.40% and 4.36% for the three and six months ended December 31, 2006, respectively, an increase from 3.70% and 3.63% for the prior year periods. Total average deposits and borrowings increased $188.3 million and $207.9 million for the three and six months ended December 31, 2006, respectively, when compared to the three and six months ended December 31, 2005.

For the three and six months ended December 31, 2006, the average rate paid on deposits increased to 3.88% and 3.79%, respectively, from 2.95% and 2.85% for the three and six months ended December 31, 2005, reflecting the effect of a rise in short term market interest rates and the highly competitive New Jersey market. Average deposit balances increased $149.1 million and $137.8 million to $1.519 billion and $1.494 billion for the three and six months ended December 31, 2006, respectively, from $1.370 billion and $1.356 billion for the comparable prior year periods.

The average cost of FHLB of New York advances for the three and six months ended December 31, 2006 decreased to 5.42% and 5.44%, respectively, from 5.57% and 5.65% for the three and six months ended December 31, 2005, primarily due to the addition of new advances and the replacement of maturing or called advances at relatively lower rates. For the three and six months ended December 31, 2006, the average balance of FHLB of New York advances increased $49.1 million and $48.6 million, respectively, when compared to the three and six months ended December 31, 2005. For the three months ended December 31, 2006, the average balance of other borrowings decreased $10.0 million, when compared to the prior year period. For the six months ended December 31, 2006, the average balance of other borrowings increased $21.4 million, when compared to the prior year period. The average rate paid on other borrowings increased to 5.03% and 5.06% for the three and six months ended December 31, 2006, respectively, from 3.84% and 3.68% for the comparable prior year periods, since the vast majority of other borrowings had maturities within one year, reflecting the higher levels of short term interest rates.

Interest expense on junior subordinated debentures increased $111,000 and $257,000 for the three and six months ended December 31, 2006, respectively, when compared to the prior year periods. The increases in interest expense were primarily due to increases in the average cost of these borrowings to 9.43% and 9.41% for the three and six months ended December 31, 2006, respectively, from 8.41% and 8.23% for the three and six months ended December 31, 2005. The average balance of junior subordinated debentures increased $45,000 for both the three and six months ended December 31, 2006, respectively, when compared to the prior year periods.

Net Interest and Dividend Income. Net interest and dividend income before provision for loan losses for the three and six months ended December 31, 2006 was $7.4 million and $14.9 million, respectively, compared to $9.6 million and $19.8 million recorded in the prior year periods. Average net interest-earning assets decreased $5.3 million and $6.3 million for the three and six months ended December 31, 2006, respectively, when compared to the prior year periods. The net interest rate spread and net interest margin for the three months ended December 31, 2006 were 1.21% and 1.34%, respectively, a decrease from 1.76% and 1.89% for the three months ended December 31, 2005. For the six months ended December 31, 2006, the net interest rate spread and net interest margin were 1.23% and 1.36%, respectively, a decrease from 1.84% and 1.97% for the six months ended December 31, 2005. The decline in the net interest margin during the current year periods has been the result of the prolonged flat and at times inverted yield curve, with longer term interest rates reflecting minimal movement but with continual increases in shorter term interest rates. As a result, the Company's deposit and borrowing costs rose at a significantly faster pace than the interest rates offered on real estate mortgage loans within the Company's lending market.

Provision for Loan Losses. There was no provision for loan losses recorded for the three and six months ended December 31, 2006 and 2005, reflecting the Company's historically low levels of non-accruing loans and loan chargeoffs. Management believed that the allowance for loan losses at both dates was adequate to absorb probable losses on existing loans that may have become uncollectible. The allowance for loan losses of $5.9 million at December 31, 2006 remained relatively unchanged from the allowance for loan losses at June 30, 2006. However, the allowance for loan losses as a percentage of non-accruing loans was 238.66% at December 31, 2006, compared to 330.79% at June 30, 2006.
Non-accruing loans were $2.5 million at December 31, 2006 compared to $1.8 million at June 30, 2006. The allowance for loan losses as a percentage of total gross loans at December 31, 2006 was 0.34% compared to 0.35% at June 30, 2006, primarily due to the increase in the balance of the overall loan portfolio. See the discussion on the allowance for loan losses in this Form 10-Q under "Critical Accounting Policies."

Analysis of Net Interest Income

The following tables set forth certain information relating to the Company's Consolidated Statements of Financial Condition and the Consolidated Statements of Income for the three and six months ended December 31, 2006 and 2005 and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived from average daily balances. The average balance of loans receivable includes non-accruing loans. The yields and costs include fees, which are considered adjustments to yields.

                                                                    Three Months Ended December 31,
                                             ----------------------------------------------------------------------------
                                                             2006                                    2005
                                             ------------------------------------   -------------------------------------
                                               Average     Interest                   Average      Interest
                                             Outstanding    Earned/      Yield/     Outstanding     Earned/      Yield/
                                               Balance       Paid       Rate (1)      Balance        Paid       Rate (1)
                                             ----------   ----------   ----------   -----------   ----------   ----------
                                                                         (Dollars in thousands)
Interest-earning assets:
    One- to four-family mortgage
       loans .............................   $1,321,384   $   17,701         5.34%   $1,214,725   $   15,906         5.23%
    Commercial and multi-family real
       estate loans ......................      168,832        2,877         6.67       167,177        2,865         6.71
    Consumer loans .......................      226,771        3,528         6.17       160,771        2,341         5.78
                                             ----------   ----------                 ----------   ----------
       Total loans receivable ............    1,716,987       24,106         5.58     1,542,673       21,112         5.44

    Investment securities and other ......      473,600        6,833         5.77       452,996        6,329         5.59
    Mortgage-backed securities ...........       59,242          764         5.16        71,246          909         5.10
                                             ----------   ----------                 ----------   ----------
       Total interest-earning assets .....    2,249,829   $   31,703         5.61     2,066,915   $   28,350         5.46
                                                          ==========                              ==========

Non-interest earning assets ..............       81,129                                  70,534
                                             ----------                              ----------
       Total assets ......................   $2,330,958                              $2,137,449
                                             ==========                              ==========

Deposits and borrowings:
    Money market and demand deposits .....   $  311,796   $    2,059         2.62%   $  255,958   $    1,044         1.62%
    Savings deposits .....................      272,845        1,823         2.65       346,862        2,278         2.61
    Certificates of deposit ..............      934,368       10,978         4.66       767,065        6,876         3.56
                                             ----------   ----------                 ----------   ----------
       Total deposits ....................    1,519,009       14,860         3.88     1,369,885       10,198         2.95

    FHLB of New York advances ............      477,581        6,609         5.42       428,530        6,100         5.57
    Other borrowings .....................      144,736        1,859         5.03       154,698        1,519         3.84
    Junior subordinated debentures .......       42,143        1,009         9.43        42,098          898         8.41
                                             ----------   ----------                 ----------   ----------
       Total deposits and borrowings .....    2,183,469   $   24,337         4.40     1,995,211   $   18,715         3.70
                                                          ==========                              ==========

Other liabilities ........................       23,471                                  17,705
                                             ----------                              ----------
       Total liabilities .................    2,206,940                               2,012,916
Stockholders' equity .....................      124,018                                 124,533
                                             ----------                              ----------
       Total liabilities and stockholders'
           equity ........................   $2,330,958                              $2,137,449
                                             ==========                              ==========

Net interest income and net
    interest rate spread .................                $    7,366         1.21%                $    9,635         1.76%
                                                          ==========    ==========                ==========   ==========

Net interest-earning assets and net
    interest margin ......................   $   66,360                      1.34%   $   71,704                      1.89%
                                             ==========                ==========    ==========                ==========

Ratio of interest-earning assets to
    deposits and borrowings ..............                                 103.04%                                 103.59%
                                                                       ==========                              ==========

(1) Annualized.

                                                                    Six Months Ended December 31,
                                             ----------------------------------------------------------------------------
                                                             2006                                   2005
                                             ------------------------------------   -------------------------------------
                                               Average     Interest                   Average      Interest
                                             Outstanding    Earned/      Yield/     Outstanding     Earned/      Yield/
                                               Balance       Paid       Rate (1)      Balance        Paid       Rate (1)
                                             ----------   ----------   ----------   -----------   ----------   ----------
                                                                        (Dollars in thousands)
Interest-earning assets:
    One- to four-family mortgage
       loans .............................   $1,319,183   $   35,231         5.33%   $1,194,433   $   31,335         5.23%
    Commercial and multi-family real
       estate loans ......................      169,195        5,757         6.66       166,868        5,766         6.77
    Consumer loans .......................      220,455        6,823         6.14       155,562        4,467         5.70
                                             ----------   ----------                 ----------   ----------
       Total loans receivable ............    1,708,833       47,811         5.56     1,516,863       41,568         5.45

    Investment securities and other ......      474,379       13,576         5.72       451,700       12,592         5.58
    Mortgage-backed securities ...........       60,520        1,559         5.15        73,636        1,873         5.09
                                             ----------   ----------                 ----------   ----------
       Total interest-earning assets .....    2,243,732   $   62,946         5.59     2,042,199   $   56,033         5.47
                                                          ==========                              ==========

Non-interest earning assets ..............       79,901                                  70,156
                                             ----------                              ----------
       Total assets ......................   $2,323,633                              $2,112,355
                                             ==========                              ==========

Deposits and borrowings:
    Money market and demand deposits .....   $  312,327   $    4,107         2.61%   $  242,817   $    1,722         1.41%
    Savings deposits .....................      280,874        3,763         2.66       361,527        4,699         2.58
    Certificates of deposit ..............      900,455       20,684         4.56       751,501       13,034         3.44
                                             ----------   ----------                 ----------   ----------
       Total deposits ....................    1,493,656       28,554         3.79     1,355,845       19,455         2.85

    FHLB of New York advances ............      471,471       13,111         5.44       422,858       12,217         5.65
    Other borrowings .....................      169,168        4,373         5.06       147,772        2,777         3.68
    Junior subordinated debentures .......       42,138        2,014         9.41        42,093        1,757         8.23
                                             ----------   ----------                 ----------   ----------
       Total deposits and borrowings .....    2,176,433   $   48,052         4.36     1,968,568   $   36,206         3.63
                                                          ==========                              ==========
Other liabilities ........................       23,320                                  18,517
                                             ----------                              ----------
       Total liabilities .................    2,199,753                               1,987,085
Stockholders' equity .....................      123,880                                 125,270
                                             ----------                              ----------
       Total liabilities and stockholders'
           equity ........................   $2,323,633                              $2,112,355
                                             ==========                              ==========

Net interest income and net
    interest rate spread .................                $   14,894         1.23%                $   19,827         1.84%
                                                          ==========   ==========                 ==========   ==========

Net interest-earning assets and net
    interest margin ......................   $   67,299                      1.36%   $   73,631                      1.97%
                                             ==========                ==========    ==========                ==========

Ratio of interest-earning assets to
    deposits and borrowings ..............                                 103.09%                                 103.74%
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

                                                    Six Months Ended December 31, 2006 vs. 2005
                                                ----------------------------------------------------
                                                             Increase (Decrease) Due to
                                                ----------------------------------------------------
                                                                                            Total
                                                                               Rate/       Increase
                                                  Volume         Rate         Volume      (Decrease)
                                                ----------    ----------    ----------    ----------
                                                                    (In thousands)
Interest-earning assets:
     One- to four-family mortgage loans .....   $    3,237    $      597    $       62    $    3,896
     Commercial and multi-family real
       estate loans .........................           79           (87)           (1)           (9)
     Consumer loans .........................        1,871           342           143         2,356
                                                ----------    ----------    ----------    ----------
            Total loans receivable ..........        5,187           852           204         6,243

     Investment securities and other ........          652           316            16           984
     Mortgage-backed securities .............         (332)           22            (4)         (314)
                                                ----------    ----------    ----------    ----------

            Total interest-earning assets ...   $    5,507    $    1,190    $      216    $    6,913
                                                ==========    ==========    ==========    ==========

Deposits and borrowings:
     Money market and demand deposits .......   $      490    $    1,478    $      417    $    2,385
     Savings deposits .......................       (1,049)          145           (32)         (936)
     Certificates of deposit ................        2,562         4,254           834         7,650
                                                ----------    ----------    ----------    ----------
            Total deposits ..................        2,003         5,877         1,219         9,099

     FHLB of New York advances ..............        1,389          (444)          (51)          894
     Other borrowings .......................          394         1,054           148         1,596
     Junior subordinated debentures .........            2           255            --           257
                                                ----------    ----------    ----------    ----------
            Total deposits and borrowings ...   $    3,788    $    6,742    $    1,316    $   11,846
                                                ==========    ==========    ==========    ==========

 Net change in net interest income ..........   $    1,719    $   (5,552)   $   (1,100)   $   (4,933)
                                                ==========    ==========    ==========    ==========

Non-Interest Income. For the three and six months ended December 31, 2006, non-interest income was $1.4 million and $2.9 million, respectively, compared to $1.1 million and $5.1 million for the prior year periods. The increase in non-interest income for the three months ended December 31, 2006 was primarily due to increases in fees and service charges, income on BOLI and other non-interest income, when compared to the prior year period. The decrease in non-interest income for the six months ended December 31, 2006 was primarily due to a decrease in fees and service charges, when compared to the prior year period.

Fees and service charges for the three months ended December 31, 2006 were $778,000, reflecting an increase of $74,000 from the $704,000 recorded for the prior year period. The increase in the current three month period was primarily due to an increase in service charges, when compared to the three months ended December 31, 2005. For the six months ended December 31, 2006, fees and service charges were $1.5 million, reflecting a decrease of $2.7 million from the $4.2 million recorded for the prior year period. Fees and service charges for the six months ended December 31, 2005 included a prepayment premium of $2.7 million earned on the payoff of a large-balance commercial real estate loan.

During the three and six months ended December 31, 2006, the net gain on sales of loans was $70,000 and $79,000, respectively, compared to $21,000 and $143,000 for the three and six months ended December 31, 2005. Approximately $7.1 million and $9.9 million of primarily fixed rate one- to four-family residential mortgage loans were sold into the secondary market and to other financial institutions during the three and six months ended December 31, 2006, respectively. During the three and six months ended December 31, 2005, approximately $7.4 million and $28.2 million of primarily fixed rate one- to four-family residential mortgage loans were sold into the secondary market and to other financial institutions, respectively. The reduction in loan sales during the current year periods when compared to the prior year periods can be partially attributed to a reduction in the origination of longer term, fixed rate products, as borrowers have shown increased interest in adjustable rate and bi-weekly loans, which are retained in the portfolio.

Income on BOLI for the three and six months ended December 31, 2006 was $318,000 and $616,000, respectively, an increase of $99,000 and $181,000 from the $219,000 and $435,000 recorded for the three and six months ended December 31, 2005. The increases in the current year periods reflect an additional $7.0 million investment in BOLI during the three months ended March 31, 2006.

Other non-interest income for the three and six months ended December 31, 2006 was $231,000 and $649,000, respectively, an increase of $78,000 and $315,000 when compared to the $153,000 and $334,000 recorded for the three and six months ended December 31, 2005. The increases in other non-interest income were due to increases in earnings from the Investment Services at Penn Federal program. Through this program, customers have convenient access to financial consulting/advisory services and related uninsured non-deposit investment and insurance products. In addition, the increase in other non-interest income for the six months ended December 31, 2006 included a gain of $219,000 recorded on the sale of the Bloomfield Avenue branch property in Montclair, New Jersey.

Non-Interest Expenses. Non-interest expenses for the three and six months ended December 31, 2006 were $10.4 million and $16.0 million, or 1.78% and 1.38% of average assets, respectively. For the comparable prior year periods, non-interest expenses were $5.4 million and $13.1 million, or 1.01% and 1.24% of average assets, respectively. Through December 31, 2006, the Company incurred professional fees and costs amounting to $4.6 million directly related to the Merger, comprised of investment banking and legal fees of $1.4 million and costs under certain employee agreements of $3.2 million. The prior year six month period expenses reflected a $1.4 million prepayment penalty on certain FHLB of New York advances, $259,000 of increased obligations under certain long-term benefits plans and $372,000 of accelerated depreciation expense for branch automation system software that was no longer used.

Income Tax Expense (Benefit). The income tax benefit was $144,000 for the three months ended December 31, 2006, compared to income tax expense of $1.9 million for the three months ended December 31, 2005. Income tax expense was $1.0 million for the six months ended December 31, 2006, compared to $4.2 million for the six months ended December 31, 2005. The effective tax rate for the three and six months ended December 31, 2006 was 8.8% and 56.6%, respectively, compared to 35.4% and 35.6% for the three and six months ended December 31, 2005. The effective tax rates for the three and six months ended December 31, 2006 reflect the non-deductibility of $1.4 million of merger-related expenses.

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

                                                       December 31,   June 30,
                                                          2006          2006
                                                        ---------    ---------
                                                        (Dollars in thousands)
Non-accruing loans:
     One- to four-family ............................   $     925    $   1,025
     Commercial and multi-family ....................       1,430          731
     Consumer .......................................         100           24
                                                        ---------    ---------
         Total non-accruing loans ...................       2,455        1,780

Real estate owned, net ..............................          --           --
                                                        ---------    ---------

         Total non-performing assets ................   $   2,455    $   1,780
                                                        ---------    ---------

Restructured loans ..................................          61           61
                                                        ---------    ---------

         Total risk elements ........................   $   2,516    $   1,841
                                                        =========    =========

Non-accruing loans as a percentage of total loans ...        0.14%        0.11%
                                                        =========    =========

Non-performing assets as a percentage of total assets        0.10%        0.08%
                                                        =========    =========

Total risk elements as a percentage of total assets .        0.11%        0.08%
                                                        =========    =========

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

At December 31, 2006, the Company's total deposits and borrowings maturing or repricing within one year exceeded its total interest-earning assets maturing or repricing within one year by $612.0 million, representing a one year negative gap of 26.17% of total assets, compared to a one year negative gap of $622.8 million, or 27.02%, of total assets at June 30, 2006. The Company's gap position changed slightly from June 30, 2006. A decline in the estimated cash flows of the Company's short-term interest-bearing liabilities, due to a decrease in retail and wholesale funding balances maturing within one year, was partially offset by a decline in short-term interest-earning asset cash flows due to a decrease in loan related prepayment estimates.

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

As of December 31, 2006, the Bank's internally generated initial NPV ratio was 8.48%. Following a 2% increase in interest rates, the Bank's Post-Shock NPV ratio was 5.12%. The change in the NPV ratio, or the Bank's Sensitivity Measure, was negative 3.36%. As of December 31, 2006, the Company's internally generated initial NPV ratio was 8.29%, the Post-Shock ratio was 4.82%, and the Sensitivity Measure was negative 3.47%. As of June 30, 2006, the Bank's Post-Shock NPV ratio and Sensitivity Measure were 5.02% and negative 3.64%, respectively, and the Company's Post-Shock NPV ratios and Sensitivity Measures were 4.34% and negative 4.13%, respectively. Both the Post-Shock NPV ratio and the Sensitivity Measure improved from June 30, 2006. The improvements are primarily attributed to a decline in asset duration. Lower longer-term market interest rates resulted in an increase in estimated loan related prepayments and the early redemption of certain callable U.S. government agency securities. Liability duration was relatively unchanged from June 30, 2006, as a decline in short-term market interest rates, which lengthens liability duration, was primarily offset by growth in short-term funding balances. Variances between the Bank's and the Company's NPV ratios are attributable to balance sheet items which are eliminated during consolidation, such as investments, intercompany borrowings and capital.

Internally generated NPV measurements are based on simulations which utilize institution specific assumptions, including discount and decay rates, and generally result in lower levels of presumed interest rate risk than OTS measurements indicate.

The OTS measures the Bank's IRR on a quarterly basis using data from the quarterly Thrift Financial Reports filed by the Bank with the OTS, coupled with non-institution specific assumptions which are based on national averages. As of September 30, 2006 (the latest date for which information is available), the Bank's initial NPV ratio, as measured by the OTS, was 6.30%, the Bank's Post-Shock ratio was 1.93% and the Sensitivity Measure was negative 4.37%, placing the Bank's IRR profile in the "high risk" category under OTS guidelines.

In addition to monitoring NPV and gap, management also monitors the duration of assets and liabilities and the effects on net interest income resulting from parallel and non-parallel increases or decreases in rates.

At December 31, 2006, based on its internally generated simulation models, the Company's consolidated net interest income projected for one year forward would decrease 28.7% from the base case, or current market, as a result of an immediate and sustained 2% increase in interest rates.

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

The Company's cash inflows for the six months ended December 31, 2006 included $10.0 million of proceeds from the sale of loans, a $131.6 million increase in deposits (net of accrued interest payable), a $45.0 million increase in FHLB of New York advances, $4.7 million of proceeds from maturities of investment securities held to maturity and principal repayments of loans and mortgage-backed securities. During the six months ended December 31, 2006, the cash provided was used to repay $145.9 million of maturing FHLB of New York advances and other borrowings, including short term borrowings, and to fund investing activities, which included the origination and purchase of loans.

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


Item 4. Controls and Procedures

(a)     Evaluation of Disclosure Controls and Procedures:

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Act")) was carried out as of December 31, 2006 under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)     Changes in Internal Controls:

During the quarter ended December 31, 2006, no change occurred in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II - Other Information

Item 1.    Legal Proceedings
           None.

Item 1A.   Risk Factors.
           There have been no material changes in the Company's risk factors from those previously disclosed in Part I, Item 1A of the Company's Form 10-K for the year ended June 30, 2006.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

           The following table summarizes the Company's stock repurchase activity for each month during the three months ended December 31, 2006. All shares repurchased during the three months ended December 31, 2006 were repurchased in the open market.

                                                                                   Total Number         Maximum Number
                                                 Total Number      Average     of Shares Purchased   of Shares that May
                                                   of Shares      Price Paid   as Part of Publicly    Yet Be Purchased
                                                  Repurchased     Per Share      Announced Plan        Under the Plan
                                                  -----------     ----------   -------------------   -------------------
           Repurchases for the Month
           -------------------------
           Oct. 1 - Oct. 31, 2006..............         5,600     $    17.26            5,600              364,300
           Nov. 1 - Nov. 30, 2006..............            --             --               --              364,300
           Dec. 1 - Dec. 31, 2006..............            --             --               --              364,300
                                                    ---------     ----------        ---------
           Total repurchases...................         5,600     $    17.26            5,600
                                                    =========     ==========        =========

           At December 31, 2006, the Company had a repurchase plan under which it had not yet completed all approved repurchases. This repurchase plan was publicly announced January 25, 2006 and authorized the Company to repurchase up to 5%, or 650,000, of its outstanding shares over the following 18 months. The Merger Agreement between the Company and NYCB entered into on November 2, 2006 (see Note 6 of the Notes to Consolidated Financial Statements) provides that the Company may not repurchase any shares of its common stock prior to the Merger without the prior written consent of NYCB.

Item 3.    Defaults Upon Senior Securities
           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           (a) The Annual Meeting of Stockholders (Annual Meeting) was held on October 26, 2006.

           (b)    Directors elected at          Directors whose terms continued
                  the Annual Meeting:           after the Annual Meeting:
                  Joseph L. LaMonica            William C. Anderson
                  Mario Teixeira, Jr.           Amadeu L. Carvalho
                                                Patrick D. McTernan
                                                Marvin D. Schoonover

           (c)    At the Annual Meeting,  the stockholders  considered:
                  (i)   the election of two directors,
                  (ii) the ratification of the appointment of KPMG LLP as independent auditors for the Company for the fiscal year ending June 30, 2007.

                  The vote on the election of two directors was as follows:

                                                          FOR          WITHHELD
                                                       ----------      ---------
                  Joseph L. LaMonica                   10,442,677      1,276,424
                  Mario Teixeira, Jr.                  10,382,459      1,336,642

                  There were no broker non-votes with respect to the proposal.

                  The vote on the ratification of the appointment of KPMG LLP as independent auditors for the Company for the fiscal year ending June 30, 2007 was as follows:

                        FOR                AGAINST           ABSTAIN
                     ----------            -------           -------
                     11,557,973            104,699            56,431

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


                                PENNFED FINANCIAL SERVICES, INC.
                                --------------------------------



Date: February 9, 2007          By: /s/ Joseph L. LaMonica
                                    --------------------------------------------
                                    Joseph L. LaMonica
                                    President and Chief
                                    Executive Officer
                                    (Principal Executive Officer)





Date: February 9, 2007          By: /s/ Claire M. Chadwick
                                    --------------------------------------------
                                    Claire M. Chadwick
                                    Senior Executive Vice President,
                                    Chief Financial Officer and
                                    Controller
                                    (Principal Financial and Accounting Officer)


                                                EXHIBIT INDEX
  Regulation                                                                                          Reference to
     S-K                                                                                              Prior Filing
   Exhibit                                                                                             or Exhibit
    Number                                         Document                                              Number
-------------------------------------------------------------------------------------------------------------------
    2         Agreement Plan of Merger, dated as of November 2, 2006 (the "Merger Agreement"),
              between the Company and New York Community Bancorp, Inc. ("NYCB")                           (e)
    3 (i)     Articles of Incorporation                                                                   (a)
    3 (ii)    Bylaws                                                                                      (a)
    4         Instruments defining the rights of security holders, including indentures                   (b)
    4 (i)     Stockholder Protection Rights Agreement                                                     (c)
    10        Material contracts:
              (i)      1994 Amended and Restated  Stock Option and Incentive Plan                         (d)
              (ii)     Employment Agreement Cancellation Agreement among the Company, NYCB and
                         Joseph L. LaMonica                                                               (e)
              (iii)    Employment Agreement Cancellation Agreement among the Company, NYCB and
                         Patrick D. McTernan                                                              (e)
              (iv)     Employment Agreement Cancellation Agreement among the Company, NYCB and
                         Jeffrey J. Carfora                                                               (e)
              (v)      Employment Agreement Cancellation Agreement among the Company, NYCB and
                         Claire M. Chadwick                                                               (e)
              (vi)     Employment Agreement Cancellation Agreement among the Company, NYCB and
                         Maria F. Magurno                                                                 (e)
              (vii)    Retention Agreement between New York Community Bank and Joseph L.
                         LaMonica                                                                         (e)
              (viii)   Retention Agreement between New York Community Bank and Patrick D.
                         McTernan                                                                         (e)
              (ix)     Retention Agreement between New York Community Bank and Jeffrey J.
                         Carfora                                                                          (e)
              (x)      Retention Agreement between New York Community Bank and Claire M.
                         Chadwick                                                                         (e)
              (xi)     Retention Agreement between New York Community Bank and Maria F.
                         Magurno                                                                          (e)
              (xii)    Noncompetition Agreement between NYCB and Joseph L. LaMonica                       (e)
              (xiii)   Noncompetition Agreement between NYCB and Patrick D. McTernan                      (e)
              (xiv)    Amended and Restated Supplemental Executive Retirement Plan                       10.14
              (xv)     Amended and Restated Supplemental Executive Death Benefit Plan                     (f)
              (xvi)    Amended and Restated Outside Directors' Retirement Plan                           10.16
              (xvii)   Form of Consulting Agreement                                                       (g)
                         (a) Form of Amendment to  Consulting  Agreement                                 10.17
              (xviii)  Description of Named  Executive  Officer Salary and Bonus Arrangements             (h)
              (xix)    Description  of  Director  Fees                                                    (h)
              (xx)     Description of Long-Term Care Insurance Program                                    (h)
    11        Statement re: computation of per share earnings                                             (i)
    15        Letter re: unaudited interim financial information                                          None
    18        Letter re: change in accounting principles                                                  None
    19        Report furnished to security holders                                                        None
    22        Published report regarding matters submitted to vote of security holders                    None
    23        Consents of independent registered public accounting firm and counsel                       None
    24        Power of Attorney                                                                           None
    31.1      Certifications Required by Securities Exchange Act of 1934 Rule 13a-14(a)
                (Chief Executive Officer)                                                                 31.1
    31.2      Certifications Required by Securities Exchange Act of 1934 Rule 13a-14(a)
                (Chief Financial Officer)                                                                 31.2
    32        Certifications Required by Section 1350 of Title 18 of the United States Code                32
    99        Additional Exhibits                                                                    Not applicable

--------------------

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

      (h) Filed as an exhibit to the Company's Form 10-K under the Securities Exchange Act of 1934, filed with the Securities and Exchange Commission on September 13, 2005 (File No. 0-24040). Such previously filed document is hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

      (i) Refer to Footnote 3., "Computation of Earnings Per Share ("EPS")" included in the December 31, 2006 Form 10-Q.